Form 10-Q
period 1999-03-31
AXONYX INC
filed 1999-06-30
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                              --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ---------------------------------------------

Commission file number              000-25571
                      -----------------------------------------------------

                                   AXONYX INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    NEVADA                                  86-0883978
---------------------------------------------      -------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                         Identification No.)

           750 LEXINGTON AVENUE, SUITE 1400, NEW YORK, NEW YORK 10022
-------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                 (212) 688-4770
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No X
                                                      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,466,002 shares of Common Stock as of June 30, 1999.

                                   AXONYX INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1999 (unaudited)

                  Statements of Operations (unaudited)

                  Statements of Cash Flows (unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART II.          OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXONYX INC.
(a development stage company)

BALANCE SHEETS


                                                                                      March 31,           December 31,
ASSETS                                                                                  1999                  1998
                                                                                     ----------           ------------
                                                                                     (unaudited)
Current Assets:
     Cash and cash equivalents                                                       $ 1,912,000           $ 1,558,000
     Stock subscription receivable                                                        50,000               750,000
     Other                                                                                 6,000                 4,000
                                                                                     -----------           -----------
              Total current assets                                                     1,968,000             2,312,000

Equipment, net                                                                             9,000                 1,000

Other assets                                                                               7,000                     -
                                                                                     -----------           -----------
                                                                                     $ 1,984,000           $ 2,313,000
                                                                                     -----------           -----------
                                                                                     -----------           -----------
LIABILITIES
Current liabilities:
     Accrued Expenses                                                                $    95,000           $   119,000

Convertible notes payable and accrued interest                                           215,000               210,000
                                                                                     -----------           -----------
              Total liabilities                                                          310,000               329,000
                                                                                     -----------           -----------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized; 12,230,002                  12,000                12,000
     and 12,210,002 shares issued and outstanding, respectively
Additional paid-in capital                                                             4,044,000             3,363,000
Unearned compensation - stock/options                                                   (551,000)              (41,000)
Deficit accumulated during development stage                                          (1,831,000)           (1,350,000)
                                                                                     -----------           -----------
              Total stockholders' equity                                               1,674,000             1,984,000
                                                                                     -----------           -----------
                                                                                     $ 1,984,000           $ 2,313,000
                                                                                     -----------           -----------
                                                                                     -----------           -----------

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                    January 9,
                                                                                                       1997
                                                                                                   (inception)
                                                            Three months ended                       through
                                                                 March 31,                          March 31,
                                                       1999                   1998                    1999
                                                   -----------            ------------           -------------
Costs and expenses:
     Research and development                      $    121,000           $     86,000           $    956,000
     General and administrative                         369,000                 60,000                874,000
                                                   ------------           ------------           ------------
Loss from operations                               $   (490,000)          $   (146,000)          $ (1,830,000)

Interest income/(expense)-net                             9,000                      -                 (1,000)
                                                   ------------           ------------           ------------
Net loss                                           $   (481,000)          $   (146,000)          $ (1,831,000)
                                                   ------------           ------------           ------------
                                                   ------------           ------------           ------------

Net loss per common share                          $      (0.04)          $      (0.01)

Weighted average shares-basic and diluted            12,230,002             10,000,000


AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                                                     January 9,
                                                                                                                        1997
                                                                                                                    (inception)
                                                                              Three months ended                      through
                                                                                   March 31,                          March 31,
                                                                             1999                 1998                  1999
                                                                         -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                            $  (481,000)          $  (146,000)          $(1,831,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Amortization                                                   151,000                30,000               357,000
              Cost of services paid with common stock                                                                    240,000
              Depreciation                                                     1,000                     -                 2,000
              Changes in:
                 other assets                                                 (9,000)                    -                (9,000)
                 accrued expenses and interest                               (19,000)               27,000               110,000
                                                                          ----------           -----------           -----------
                      Net cash used in operating activities                 (357,000)              (89,000)           (1,131,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                    (9,000)                    -               (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                                         5,000               200,000
     Net proceeds from issuance of common stock and warrants                 720,000                20,000             2,906,000
     Cost of merger                                                                -                     -               (52,000)
                                                                          ----------           -----------           -----------
                      Net cash provided by financing activities              720,000                25,000             3,054,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    354,000               (64,000)            1,912,000
Cash and cash equivalents at beginning of period                           1,558,000                23,000                     -
                                                                          ----------           -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,912,000           $   (41,000)          $ 1,912,000
                                                                          ----------           -----------           -----------
                                                                          ----------           -----------           -----------


AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999


(1)  FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements of Axonyx Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's Form 10-SB filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2) NEW AGREEMENTS:

Effective as of May 17, 1999, Axonyx Inc. entered into a Development Agreement and Right to License (the "Development Agreement") with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Ares Serono International, S.A ("Ares Serono"). Under the Development Agreement, the Company granted an exclusive right to license its patent rights and know-how regarding its amyloid inhibitory peptide (AIP) and prion inhibitory peptide (PIP) technology to Ares Serono. Ares Serono paid Axonyx a fee for the right to license of $250,000. The right to license has a one year term, renewable for an additional one year period upon payment of an additional fee of $500,000. In addition Ares Serono undertakes to conduct research on the AIP and PIP technology during the term of the Development Agreement. The parties also agreed to the basic licensing terms that will form the basis of a license agreement between the parties if Ares Serono exercises its right to license.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S REPORT ON THIS FORM 10-Q SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing in
Part I Item 1.

         Axonyx Inc. ("Axonyx" or the "Company") is engaged in the business of identifying and acquiring novel post-discovery central nervous system (CNS) drug candidates to advance through clinical development towards regulatory approval. The Company is engaged in the business of acquiring patent rights and developing CNS pharmaceutical compounds with significant potential market impact. The Company has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer's Disease (AD), Moderate Cognitive Impairment (MCI), and related diseases. The Company licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA) (the "Licensors") and has an ongoing research and development relationship with both Licensors.

         The Company's current business strategy is to pursue three different types of products for the treatment of AD and one for prion-related diseases. The AD targeted approaches include: (1) Phenserine, an analog of physostigmine and a potent inhibitor of acetylcholinesterase, (2) a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds, the best studied of which is Cymserine, and (3) compounds called Amyloid Inhibitory Peptides (AlPs) which may prevent and reverse the formation of amyloid plaques in AD and in diseases of peripheral amyloidosis. The Company is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as "Mad Cow Disease") and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

         Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further research and clinical testing;
(3) perform clinical studies towards regulatory approval and market its drugs through profitable licensing agreements with major pharmaceutical companies; and
(4) work to develop other promising compounds in-house and in collaboration with third parties such as its current Licensors at NYU and the NIA, and through corporate joint ventures. Axonyx intends to develop corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their production, commercialization and marketing. The Company expects to derive its revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments, and research and development contracts.

         The Company has recently entered into a Development Agreement and Right to License with a wholly owned subsidiary of Ares Serono International, S.A., a Swiss pharmaceutical company, ("Ares Serono"). Under the agreement Ares Serono will undertake research on the AIPs and PIPs for a one year term, with a right to sublicense Axonyx's patent rights to the AIPs and the PIPs. In addition to pursuing significant new research on the AIPs and PIPs, Ares Serono has paid Axonyx an up front fee for the right to sublicense, and will pay an additional fee if it exercises its option to extend that right and undertakes an additional year of research.

RESULTS OF OPERATIONS

         Since the commencement of operations of its predecessor in January 1997, the Company's efforts have been principally devoted to research and development of its licensed pharmaceutical compounds, corporate consolidation, and raising capital.

         For the three months ended March 31, 1999, the Company realized no revenue.

         For the three months ended March 31, 1999 the Company incurred a loss from operations of $490,000 compared to $146,000 for the three months ended March 31, 1998. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

         For the three months ended March 31, 1999 the Company incurred research and development costs of $121,000 compared to $86,000 for the three months ended March 31, 1998. The increase is due to additional scientist and consultants being engaged.

         For the period ended March 31, 1999 the Company incurred general and administrative costs of $369,000 compared to $60,000 for the three months ended March 31, 1998. The increase is due to hiring employees, the recognition of fair value of options issued to consultants and advisors, and an overall increase in costs due to the Company's commencement of activities associated with patent support and marketing the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had $1,912,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception the Company financed its operations through loans from a shareholder and from private placements of equity securities.

         The Company estimates that it currently has sufficient capital resources to meet its budgetary needs for the next twelve months. The Company expects to raise additional capital through private placements of equity securities in the next six months.

IMPACT OF THE YEAR 2000 ON COMPANY RESEARCH AND DEVELOPMENT

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts. The Company is in contact with its licensors and collaborating research facilities to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner.

YEAR 2000 IMPACT ON INTERNAL BUSINESS OPERATIONS

         The Company uses computer software programs and operating systems in its internal operations, largely word processing and spreadsheet applications used in various administrative functions. The Company has verified that these software programs and operating systems are year 2000 compliant with operating ranges well beyond that date.

PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 28, 1998, the Company closed a private placement of 104 units at $25,000 per unit to a limited number of accredited and otherwise qualified investors based on their financial resources and knowledge of investments. Each unit ("Unit") consisted of 10,000 shares of Common Stock, par value $0.001 (the "Shares"), and 10,000 Stock Purchase Warrants (the "Warrants") at a price of $25,000 per Unit. Each Warrant entitled the holder to purchase one Share at a price of $3.75 until their expiration on October 1, 2001. The subscription receivable outstanding as of December 31, 1998 of $750,000 has been subsequently adjusted to $800,000 for subscriptions made by December 28, 1998, but not received by the Company until a later date. The Company received gross cash proceeds of $2,575,000 in the private placement. Through March 31, 1999, the Company used a portion of the proceeds received from the private placement for the furtherance of its research and development activities and to fund the general and administrative expenses of the Company.

ITEM 5.           OTHER INFORMATION

         On March 19, 1999, Axonyx signed a Second Amendment to the Research and License Agreement with New York University School of Medicine ("NYU") pursuant to which NYU, among other provisions, granted Axonyx a release and waiver of the capitalization requirement under the Research and License Agreement as amended by the Capitalization Amendment of August 25, 1998. Under the capitalization requirement Axonyx undertook to use its best efforts to raise an aggregate amount of $5 million through private placements of equity securities prior to April 1, 1998 or, as an alternative, Axonyx could satisfy this requirement by entering into a strategic alliance with a major pharmaceutical company with a market valuation of $5 billion or more and pay NYU $500,000 and agree to pay milestone payments upon filing of an Investigational New Drug application and approval of a New Drug Approval application equal to four times those contemplated in the Research and License Agreement. On August 25, 1998, NYU and Axonyx had signed the Capitalization Amendment by which the deadline for realization of the capitalization requirement or its alternative was extended to April 1, 1999.

         The foregoing summary of the Second Amendment to the Research and License Agreement is qualified in its entirety by reference to the Second Amendment to the Research and License Agreement.

         On May 19, 1999 Axonyx signed a Development Agreement and Right to License (the "Development Agreement") with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Ares Serono International S.A., a Swiss pharmaceutical company ("Ares Serono"). Under the Development Agreement, the Company granted an exclusive right to license its patent rights and know-how regarding the AIPs and the PIPs to Ares Serono. Ares Serono paid Axonyx a fee for the right to license of $250,000. The right to license has a one year term, renewable for an additional one year period upon payment of a fee of $500,000. In addition Ares Serono undertakes to conduct research on the AIP and PIP technology during the term of the Development Agreement. Any patent rights or know-how developed by Ares Serono arising out of the conduct of the research shall revert to Axonyx if Ares Serono elects not to exercise the right to license.

         The foregoing summary of the Development Agreement is qualified in its entirety by reference to the Development Agreement.

         In conjunction with the Development Agreement between Axonyx and Ares Serono, Ares Serono has entered into an employment agreement with Dr. Claudio Soto, one of the lead scientists involved in the research on the AIPs, who has been performing professional services for Axonyx since February 1999 after his departure from New York University School of Medicine in December 1998. Dr. Soto will be continuing his work on development of the AIP technology at Ares Serono under the Development Agreement.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K.

                  Exhibit A: Second Amendment to the Research and License Agreement dated March 19, 1999, by and between Axonyx and New York University School of Medicine.

         (b)      Reports on 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                    AXONYX INC.


                    By:  /s/  Marvin S. Hausman, M.D.
                       ------------------------------------------------------
                         Marvin S. Hausman, M.D.
                         President and Chief Executive Officer


                    By:  /s/  Michael M. Strage
                       -------------------------------------------------------
                         Michael M. Strage
                         Treasurer and Principal Financial and Accounting
                         Officer