Form 10-Q
period 1999-06-30
AXONYX INC
filed 1999-08-16
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                                -----------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission file number              000-25571
                        -------------------------------------------------------

                                   AXONYX INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                86-0883978
-------------------------------------   ---------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             ---     ---

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,566,002 shares of Common Stock as of August 11, 1999.

                                  AXONYX INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 (unaudited)

          Statements of Operations (unaudited)

          Statements of Cash Flows (unaudited)

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXONYX INC.
(a development stage company)

BALANCE SHEETS


                                                                              June 30,      December 31,
                                                                                1999            1998
                                                                             -----------    ------------
                                                                             (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                $2,008,000    $1,558,000
     Stock subscription receivable                                                    --       750,000
     Other                                                                        20,000         4,000
                                                                             -----------    -----------
              Total current assets                                             2,028,000     2,312,000

Equipment, net                                                                     9,000         1,000

Other assets                                                                       7,000            --
                                                                             -----------    -----------
                                                                              $2,044,000    $2,313,000
                                                                             -----------    -----------
                                                                             -----------    -----------

LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                                      $121,000      $119,000

Convertible notes payable and accrued interest                                   219,000       210,000
                                                                             -----------    -----------
              Total liabilities                                                  340,000       329,000
                                                                             -----------    -----------
                                                                             -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized; 12,366,002          12,000        12,000
     and 12,210,002 shares issued and outstanding, respectively.
Additional paid-in capital                                                     4,750,000     3,363,000
Unearned compensation - stock/options                                           (381,000)      (41,000)
Deficit accumulated during development stage                                  (2,677,000)   (1,350,000)
                                                                             -----------    -----------
              Total stockholders' equity                                       1,704,000     1,984,000
                                                                             -----------    -----------
                                                                              $2,044,000    $2,313,000
                                                                             -----------    -----------
                                                                             -----------    -----------

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                   January 9,
                                                                                                     1997
                                                                                                  (inception)
                                        Three Months ended             Six months ended             through
                                          June 30, 1999                  June 30, 1999             June 30,
                                        1999           1998           1999           1998            1999
                                    ------------   ------------   ------------   ------------    ------------
Revenue                              $   250,000                   $   250,000                    $   250,000

Costs and expenses:
   Research and development             157,000    $    94,000        278,000    $   180,000       1,113,000
   General and administrative           504,000         51,000        873,000        111,000       1,378,000
                                    ------------   ------------   ------------   ------------    ------------
                                        661,000        145,000      1,151,000        291,000       2,491,000
                                    ------------   ------------   ------------   ------------    ------------

Loss from operations                   (411,000)      (145,000)      (901,000)      (291,000)     (2,241,000)

Interest income/(expense)-net             9,000             --         18,000             --           8,000
                                    ------------   ------------   ------------   ------------    ------------

Net loss                            $  (402,000)   $  (145,000)   $  (883,000)   $  (291,000)    $(2,233,000)
                                    ------------   ------------   ------------   ------------    ------------
                                    ------------   ------------   ------------   ------------    ------------

Net loss per common share           $     (0.03)   $     (0.01)   $     (0.07)   $     (0.03)

Weighted average shares
   basic and diluted                 12,252,135     10,000,000     12,241,069     10,000,000


See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                 January 9,
                                                                                                    1997
                                                                                                (inception)
                                                                     Six months ended             through
                                                                          June 30,                June 30,
                                                                    1999           1998            1999
                                                                ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                   $  (883,000)    $(291,000)     $(2,233,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Amortization                                          376,000        59,000          582,000
              Cost of services paid with common stock                19,000                        259,000
              Depreciation                                            1,000            --            2,000
              Changes in:
                other assets                                        (23,000)       (3,000)         (23,000)
                accrued expenses and interest                        11,000        48,000          140,000
                                                                ------------   ------------    ------------
                   Net cash used in operating activities           (499,000)     (187,000)      (1,273,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                           (9,000)           --          (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                      125,000          200,000
     Net proceeds from issuance of common stock and warrants        958,000        70,000        3,144,000
     Cost of merger                                                      --            --          (52,000)
                                                                ------------   ------------    ------------
                   Net cash provided by financing activities        958,000       195,000        3,292,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                           450,000         8,000        2,008,000
Cash and cash equivalents at beginning of period                  1,558,000        23,000               --
                                                                ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $2,008,000     $  31,000      $ 2,008,000
                                                                ------------   ------------    ------------
                                                                ------------   ------------    ------------

See notes to the financial statements

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999


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

(2)  NEW AGREEMENTS:

Effective as of May 17, 1999, Axonyx Inc. entered into a Development Agreement and Right to License (the "Development Agreement") with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Ares Serono International, SA ("Ares Serono"). Under the Development Agreement, the Company granted an exclusive right to license its patent rights and know-how regarding its amyloid inhibitory peptide (AIP) and prion inhibitory peptide (PIP) technology to Ares Serono. Ares Serono paid Axonyx a nonrefundable fee for the right to license of $250,000. The right to license has a one year term, renewable for an additional one-year term upon payment of an additional $500,000. In addition Ares Serono undertakes to conduct research on the AIP and PIP technology during the term of the Development Agreement. The parties also agreed to the basic licensing terms that will form the basis for the license agreement between the parties if Ares Serono exercises its right to license.

On June 18, 1999 the Company issued 200,000 shares of restricted common stock to Infusion Capital Investment Corporation ("ICIC") pursuant to a Consulting Agreement under which ICIC and its affiliates undertook to perform certain investor relations and corporate development services on behalf of the Company. 100,000 shares out of the 200,000 shares of common stock issued to ICIC were placed in an escrow account pursuant to an Escrow Agreement dated June 11, 1999 by an between the Company, ICIC and Atlas, Pearlman, Trop & Borkson, the escrow agent. The 100,000 shares of restricted common stock held in the escrow account will be released to ICIC on December 11, 1999 unless the Company decides not to extend ICIC's retention under the Consulting Agreement for an additional six months. The shares issued to ICIC were valued at fair value.

(3)  PRIVATE PLACEMENT:

In May 1999 the Company commenced a private placement of up to 200 units for $25,000 per unit. Each unit consists of 4,000 shares of common stock an d 2,000 common stock purchase warrants to purchase one share of common stock at a price of $11.00. The warrants expire August 1, 2004. Through June 30, 1999, the Company had sold 8 units. Between June 30 and August 11, the Company sold an additional 25 units.

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

     Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders;
(2) enhance the value of those assets through further research and clinical testing; (3) perform clinical studies towards regulatory approval and market its drugs through profitable licensing agreements with major pharmaceutical companies such as Ares Serono; and (4) work to develop other promising compounds in-house and in collaboration with third parties such as its current Licensors at NYU and the NIA, and through corporate joint ventures with companies such as Ares Serono International, S.A., a subsidiary of which signed a Development Agreement and Right to License Agreement with Axonyx in May 1999. Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their production, commercialization and marketing. The Company expects to derive its revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments, and research and development contracts.

     In May 1999, the Company entered into a Development Agreement and Right to License with a wholly owned subsidiary of Ares Serono International, S.A., a Swiss pharmaceutical company, ("Ares Serono"). Under the agreement Ares Serono is undertaking research on the AIPs and PIPs for a one year term, with a right to sublicense Axonyx's patent rights to the AIPs and the PIPs. In addition to pursuing significant new research on the AIPs and PIPs, Ares Serono has paid Axonyx an up front fee for the right to sublicense, and will pay an additional fee if it exercises its option to extend that right and undertakes an additional year of research.

     While the Company has generated some revenue from its agreement with Ares Serono, it does not anticipate additional revenues during its 1999 fiscal year. There can be no assurance that additional revenues from patent licensing or research and development contracts will be generated.

RESULTS OF OPERATIONS

     Since the commencement of operations of its predecessor in January 1997, the Company's efforts have been principally devoted to research and development of its licensed pharmaceutical compounds, corporate consolidation, and raising capital.

     For the three months ended June 30, 1999, the Company realized revenue in the amount of $250,000 in the form of a fee from Ares Serono pursuant to the Development Agreement and Right to License.

     For the three months ended June 30, 1999 the Company incurred a loss from operations of $411,000 compared to a loss from operations of $145,000 for the three months ended June 30, 1998. The Company incurred a loss from operations of $901,000 for the six months ended June 30, 1999 compared to a loss from operations of $291,000 for the six months ended June 30, 1998. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended June 30, 1999 the Company incurred research and development costs of $157,000 compared to $94,000 for the three months ended June 30, 1998. The Company incurred research and development costs of $278,000 for the six month period ended June 30, 1999 compared to $180,000 for the six months ended June 30, 1998. The increase is due to an additional scientist and consultants being engaged.

     For the period ended June 30, 1999 the Company incurred general and administrative costs of $504,000 compared to $51,000 for the three months ended June 30, 1998. The Company incurred general and administrative costs of $873,000 for the six months ended June 30, 1999 compared to $111,000 for the six months ended June 30, 1998. The increase is due to hiring employees, the recognition of fair value of options issued to consultants and advisors, an overall increase in costs due to the Company's activities associated with patent support and marketing and the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had $2,008,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans from a shareholder and from private placements of equity securities.

     The Company estimates that it currently has sufficient capital resources to meet its budgetary needs for the next twelve months through August 2000. The Company is currently undertaking a $5 million equity placement of units composed of shares of common stock and common stock purchase warrants, and is pursuing sub-licensing and other collaborative arrangements that may generate additional capital for the Company. However, there can be no assurance that the Company will generate sufficient additional revenues, if any, to fund its operations beyond this 12 month period ending August 2000, that the current equity financing will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

IMPACT OF THE YEAR 2000 ON COMPANY RESEARCH AND DEVELOPMENT

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts. The Company is in contact with its licensors and collaborating research facilities to assess their compliance. The Company intends to verify the compliance of its licensors and collaborating research facilities by October 1, 1999. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner.

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

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 20, 1999, the Company initiated a private placement of up to 200 units at $25,000 per unit to a limited number of accredited and otherwise qualified investors based on their financial resources and knowledge of investments. Each unit ("Unit") consists of 4,000 shares of Common Stock, par value $0.001 (the "Shares"), and 2,000 Stock Purchase Warrants (the "Warrants") at a price of $25,000 per Unit. Each Warrant entitles the holder to purchase one Share at a price of $11.00 until their expiration on August 1, 2004. As of August 11, 1999 the Company had sold 33 Units in the private placement. The issuance of securities is exempt from the registration requirements of the Securities Act pursuant to Regulation D, Rule 506 and Regulation S of the Securities Act.

     On June 16, 1999 the Company issued 4,000 shares of restricted common stock to Craig Canfield, M.D., a consultant to the Company, in partial compensation pursuant to a Consulting Agreement between the parties dated January 1, 1998. Dr. Canfield has performed services for the Company regarding the preparation and filing of an Investigational New Drug application with the United States Food and Drug Administration for the Company's drug compound Phenserine. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

     On June 18, 1999 the Company issued 200,000 shares of restricted common stock to Infusion Capital Investment Corporation ("ICIC") pursuant to a Consulting Agreement between the parties dated June 11, 1999 under which ICIC and its affiliates undertook to perform certain investor relations and corporate development services on behalf of the Company. 100,000 shares out of the 200,000 shares of common stock issued to ICIC were placed in an escrow account pursuant to an Escrow Agreement dated June 11, 1999 by an between the Company, ICIC and Atlas, Pearlman, Trop & Borkson, the escrow agent. The 100,000 shares of restricted common stock held in the escrow account will be released to ICIC on December 11, 1999 unless the Company decides not to extend ICIC's retention under the Consulting Agreement for an additional six months. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K.

           The following exhibits are filed as part of this report:

           27.1    Financial Data Schedule

      (b)  Reports on 8-K

           A Form 8-K was filed on June 1, 1999 concerning the Ares Serono Development Agreement.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AXONYX INC.


                                      By:  /s/  Marvin S. Hausman, M.D.
                                         ---------------------------------------
                                           Marvin S. Hausman, M.D.
                                           President and Chief Executive Officer


                                      By:  /s/  Michael M. Strage
                                         ---------------------------------------
                                           Michael M. Strage
                                           Treasurer and Principal Financial and
                                           Accounting Officer