Form 10-Q/A
period 1999-03-31
AXONYX INC
filed 1999-10-14
CIK 1070698

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             AMENDMENT NO. 1
                                FORM 10-Q

(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                               ----------------------------------------
                                      OR
[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -----------------------     --------------------
Commission file number 000-25571
                       -------------------------------------------------------
                                    AXONYX INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         NEVADA                                            86-0883978
-------------------------------                 ------------------------------
(State or other jurisdiction                           (I.R.S. Employer
     of incorporation                                 Identification No.)
     or organization)


             750 LEXINGTON AVENUE, SUITE 1400, NEW YORK, NEW YORK 10022
------------------------------------------------------------------------------
                (Address of principal executive offices)           (Zip Code)

                                   (212) 688-4770
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,466,002 shares of Common Stock as of June 30, 1999.

     This amended Form 10-Q is being filed as a result of the Company's omission in filing the financial data schedule as an exhibit to the Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          27.1      Financial Data Schedule

     (b)  Reports on 8-K

          None.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        AXONYX INC.


                                        By: /s/  Marvin S. Hausman, M.D.
                                           -------------------------------------
                                           Marvin S. Hausman, M.D.
                                           President and Chief Executive Officer


                                        By: /s/  Michael M. Strage
                                           -------------------------------------
                                           Michael M. Strage
                                           Treasurer and Principal Financial and
                                           Accounting Officer