Form 10QSB
period 1999-09-30
AXONYX INC
filed 1999-11-03
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
Commission file number              000-25571

                                   AXONYX INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   86-0883978
(State or other jurisdiction of incorporation              (I.R.S. Employer
         or organization)                                  Identification No.)

           750 LEXINGTON AVENUE, SUITE 1400, NEW YORK, NEW YORK 10022
            (Address of principal executive offices)         (Zip Code)

                                  (212) 688-4770
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,938,002 shares of Common Stock as of November 1, 1999.

         Transitional Small Business Disclosure Format (check one);

                                   AXONYX INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - September 30, 1999 (unaudited)

                  Statements of Operations (unaudited)

                  Statements of Cash Flows (unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART II.          OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


AXONYX INC.
(a development stage company)


BALANCE SHEETS


                                                                                 September, 30,    December 31,
                                                                                     1999              1998
                                                                                ---------------   ----------------
                                                                                 (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                      $4,224,000        $ 1,558,000
     Stock subscription receivable                                                     150,000            750,000
     Other                                                                              14,000              4,000
                                                                                ---------------   ----------------

              Total current assets                                                   4,388,000          2,312,000

Equipment, net                                                                          15,000              1,000

Other assets                                                                             7,000                 --
                                                                                ---------------   ----------------

                                                                                    $4,410,000        $ 2,313,000
                                                                                ---------------   ----------------
                                                                                ---------------   ----------------

LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                                          $   84,000        $   119,000

Convertible notes payable and accrued interest                                              --            210,000
                                                                                ---------------   ----------------

              Total liabilities                                                         84,000            329,000
                                                                                ---------------   ----------------

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized;13,028,002
     (including 100,000 shares held in escrow, and 24,000 shares subscribed)
      and 12,210,002 issued and outstanding, respectively.                              13,000             12,000
Additional paid-in capital                                                           7,483,000          3,363,000
Unearned compensation - stock/options                                                 (258,000)           (41,000)
Deficit accumulated during development stage                                        (2,912,000)        (1,350,000)
                                                                                ---------------   ----------------

              Total stockholders' equity                                             4,326,000          1,984,000
                                                                                ---------------   ----------------

                                                                                    $4,410,000        $ 2,313,000
                                                                                ---------------   ----------------
                                                                                ---------------   ----------------



See notes to financial statements

     AXONYX INC.
     (a development stage company)


STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                                January 9,
                                                                                                                   1997
                                                                                                               (inception)
                                                 Three Months ended                Nine months ended             through
                                                   September 30,                     September 30,            September 30,
                                              1999              1998            1999             1998             1999
                                         ---------------- ---------------- --------------- --------------- -----------------
Revenue                                   $           --   $           --   $     250,000   $          --    $      250,000

Costs and expenses:
     Research and development                    169,000           83,000         447,000         263,000         1,282,000
     General and administrative                  514,000           58,000       1,387,000         169,000         1,892,000
                                         ---------------- ---------------- --------------- --------------- -----------------
                                                 683,000          141,000       1,834,000         432,000         3,174,000
                                         ---------------- ---------------- --------------- --------------- -----------------

Loss from operations                            (683,000)        (141,000)     (1,584,000)       (432,000)       (2,924,000)

Interest income/(expense)-net                      9,000           (6,000)         27,000          (6,000)           17,000
                                         ---------------- ---------------- --------------- --------------- -----------------

Net loss                                  $     (674,000)  $     (147,000)  $  (1,557,000)  $    (438,000)   $   (2,907,000)
                                         ---------------- ---------------- --------------- --------------- -----------------
                                         ---------------- ---------------- --------------- --------------- -----------------

Net loss per common share-
     basic and diluted                    $        (0.05)  $        (0.01)  $       (0.13)  $       (0.04)

Weighted average shares
       basic and diluted                      12,502,000       10,000,000      12,329,000      10,000,000




See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                                  January 9,
                                                                                                                    1997
                                                                                                                 (inception)
                                                                                 Nine months ended                 through
                                                                                   September 30,                September 30,
                                                                               1999              1998               1999
                                                                          --------------    -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                               $(1,557,000)       $(438,000)        $(2,907,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Amortization                                                      672,000           89,000             878,000
              Cost of services paid with common stock                            19,000               --             259,000
              Depreciation                                                        2,000               --               3,000
              Changes in:
                 other assets                                                   (17,000)              --             (17,000)
                 accrued expenses and interest                                  (45,000)          91,000              84,000
                                                                          --------------    -------------      ---------------

                      Net cash used in operating activities                    (926,000)        (258,000)         (1,700,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                      (16,000)              --             (18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                                     200,000             200,000
     Net proceeds from issuance of common stock and warrants                  3,608,000           79,000           5,794,000
     Cost of merger                                                                  --               --             (52,000)
                                                                          --------------    -------------      ---------------

                      Net cash provided by financing activities               3,608,000          279,000           5,942,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,666,000           21,000           4,224,000
Cash and cash equivalents at beginning of period                              1,558,000           23,000                  --
                                                                          --------------    -------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 4,224,000        $  44,000         $ 4,224,000
                                                                          --------------    -------------      ---------------
                                                                          --------------    -------------      ---------------


NONCASH TRANSACTIONS:

   Note payable converted to common stock                                   $   200,000        $      --         $   200,000
                                                                          --------------    -------------      ---------------
                                                                          --------------    -------------      ---------------



See notes to the financial statements

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

On October 1, 1999 the Company entered into an agreement with the University of Melbourne (Australia). In addition to the costs associated with the filing and prosecution of any patent applications resulting from collaborative research, the Company has committed approximately $60,000 per year for each of the next three years to develop a diagnostic test for Alzheimer's Disease. Both parties will own any resulting intellectual property as tenants in common in equal shares. In addition, the Company has an option to acquire an exclusive worldwide license to the intellectual property or patent resulting from the research project, and to an existing patent application.

(3)  PRIVATE PLACEMENT:

In May 1999 the Company commenced a private placement of up to 200 units for $25,000 per unit. Each unit consists of 4,000 shares of common stock and 2,000 common stock purchase warrants to purchase one share of common stock at a price of $11.00. The warrants expire August 1, 2004. Through September 30, 1999, the Company had sold 123.5 units. Between September 30 and October 25, the termination date of the offering, the Company sold an additional 47.5 units for a total of 171 units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S REPORT ON THIS FORM 10-QSB SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing in Part I Item 1.

         Axonyx Inc. ("Axonyx" or the "Company") is engaged in the business of identifying and acquiring novel post-discovery central nervous system
(CNS) drug candidates to advance through clinical development towards regulatory approval. The Company is engaged in the business of acquiring patent rights and developing CNS pharmaceutical compounds and diagnostics with significant potential market impact. The Company has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer's Disease (AD), Moderate Cognitive Impairment (MCI), and related diseases. The Company licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA) (the "Licensors") and has an ongoing research and development relationship with both Licensors.

         The Company's current business strategy is to pursue three different types of products for the treatment of AD, one for prion-related diseases, and a diagnostic test for AD. The AD targeted approaches include: (1) Phenserine, an analog of physostigmine and a potent inhibitor of acetylcholinesterase, (2) a butyrylcholinesterase inhibitor which will be chosen from a group of selectively acting compounds, the best studied of which is Cymserine, and (3) compounds called Amyloid Inhibitory Peptides
(AIPs) which may prevent and reverse the formation of amyloid plaques in AD and in diseases of peripheral amyloidosis. The Company is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as "Mad Cow Disease") and the human form of the disease, Creutzfeldt-Jakob Disease, new variant. In the area of diagnostics, the Company has entered into an agreement with the University of Melbourne (Australia) for collaborative research on the development of a diagnostic test for AD.

         Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders;
(2) enhance the value of those assets through further research and clinical testing; (3) perform clinical studies towards regulatory approval and market its drugs and diagnostic tests through profitable licensing agreements with major pharmaceutical companies; and (4) work to develop other promising compounds in-house and in collaboration with third parties such as its current Licensors at NYU and the NIA, and through corporate joint ventures with companies such as Ares Serono International, S.A., a subsidiary of which signed a Development Agreement and Right to License Agreement with Axonyx in May 1999. Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their production, commercialization and marketing. The Company expects to derive its revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments, and research and development contracts.

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

         On October 1, 1999 Axonyx Inc. signed a Sponsored Research Agreement with the University of Melbourne (Australia). Under the Agreement, Axonyx commits to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer's Disease. Axonyx undertakes to fund this research for a three year period for approximately $60,000 per year. Each party will own the resulting intellectual property as tenants in common in equal shares. Axonyx also undertakes to pay the expenses associated with the filing and prosecution of any patent applications covering the intellectual property resulting from the research project. In addition, the University of Melbourne granted Axonyx an option to acquire an exclusive worldwide license to the intellectual property or patent resulting from the research project, and to an existing patent application covering an Alzheimer's Disease diagnostic test on basic licensing terms outlined in the Sponsored Research Agreement.

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

     For the nine months ended September 30, 1999, the Company realized revenue in the amount of $250,000 in the form of a non-refundable fee from Ares Serono pursuant to the Development Agreement and Right to License.

     For the three months ended September 30, 1999 the Company incurred a loss from operations of $683,000 compared to a loss from operations of $141,000 for the three months ended September 30, 1998. The Company incurred a loss from operations of $1,584,000 for the nine months ended September 30, 1999 compared to a loss from operations of $432,000 for the nine months ended September 30, 1998. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended September 30, 1999 the Company incurred research and development costs of $169,000 compared to $83,000 for the three months ended September 30, 1998. The Company incurred research and development costs of $447,000 for the nine months ended September 30, 1999 compared to $263,000 for the nine months ended September 30, 1998. The increase is due primarily to additional scientists and consultants being engaged.

     For the three months ended September 30, 1999 the Company incurred general and administrative costs of $514,000 compared to $58,000 for the three months ended September 30, 1998. The Company incurred general and administrative costs of $1,387,000 for the nine months ended September 30, 1999 compared to $169,000 for the nine months ended September 30, 1998. The increase is due to hiring employees, the recognition of fair value of options issued to consultants and advisors, an overall increase in costs due to the Company's activities associated with patent support and marketing the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had $4,224,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans from a shareholder and from private placements of equity securities.

         The Company estimates that it currently has sufficient capital resources to meet its budgetary needs for the next twelve months. The Company received $4.27 million total gross proceeds from its equity private offering of units that terminated on October 25, 1999. The Company is currently preparing to undertake a $5 million equity placement of units composed of shares of common stock and common stock purchase warrants, and is pursuing sub-licensing and other collaborative arrangements that may generate additional capital for the Company. However, there can be no assurance that the Company will generate additional revenues, that the planned equity financing will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

SUBSEQUENT EVENTS

         On October 28, 1999, the Company was informed by the U.S. Food & Drug Administration that it is authorized to commence Phase I clinical trials on its drug Phenserine. It is the Company's intention to initiate Phase I human clinical studies on Phenserine within the next two months.

IMPACT OF THE YEAR 2000 ON COMPANY RESEARCH AND DEVELOPMENT

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts. The Company is in contact with its licensors and collaborating research facilities to assess their compliance. The Company has verified the compliance of its licensors and collaborating research facilities as of October 1, 1999. There can be no assurance that there will not be a material adverse effect on the Company if other third parties do not convert their systems in a timely manner.

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

PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 20, 1999, the Company initiated an equity offering of units to a limited number of accredited and otherwise qualified investors based on their financial resources and knowledge of investments, with each unit priced at $25,000 per unit. Each unit ("Unit") consists of 4,000 shares of Common Stock, par value $0.001 (the "Shares"), and 2,000 Stock Purchase Warrants (the "Warrants") at a price of $25,000 per Unit. Each Warrant entitles the holder to purchase one Share at a price of $11.00 until their expiration on August 1, 2004. As of October 25, 1999, the termination date of the private offering, the Company had sold 171 Units. The issuance of securities in this private offering is exempt from the registration requirements of the Securities Act pursuant to Regulation D, Rule 506 and Regulation S of the Securities Act.

         On September 22, 1999 Boundary Bay Investments Ltd., a major stockholder of the Company, elected to convert its two Nine Percent Convertible Notes in an aggregate principal amount of $200,000, into 100,000 shares of common stock at a conversion price of $2.00 per share. The Company issued 100,000 shares to BBI on September 27, 1999.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Axonyx Inc. held its 1999 Annual Meeting of Stockholders on September 17, 1999. At the meeting each of the five incumbent directors of the Company were re-elected and the appointment of Richard A. Eisner & Co., LLP, independent certified public accountants, as the Company's auditors was ratified. Each director received 8,618,375 votes for out of 12,621,002 outstanding shares entitled to vote at the meeting with no votes against or abstentions. The ratification of the auditors was approved by a vote of 8,618,375 votes for, with no votes against or abstentions.

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