Form 10KSB
period 1999-12-31
AXONYX INC
filed 2000-03-13
CIK 1070698

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended DECEMBER 31, 1999
                                                     ---------------------------

       [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number     000-25571
                       ---------------------------------------------------------

                                   AXONYX INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


                   NEVADA                                        86-0883978
------------------------------------------------     --------------------------------------------
    (State or other jurisdiction of                              (I.R.S. Employer
    incorporation or organization)                               Identification No.)

825 THIRD AVENUE, 40TH FLOOR, NEW YORK, NEW YORK                       10022
------------------------------------------------     --------------------------------------------
     (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number  (212) 688-4770
                           ----------------------------------------------------------------------


Securities registered under Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered

---------------------------------      -----------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $0.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.    $146,000 .
                                                                  --------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $83,287,898 ON 2/29/00

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,065,419 shares of common stock as of March 8, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933.

         Transitional Small Business Disclosure Format (check one):

         Yes ___  No  X

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GLOSSARY

ACETYLCHOLINESTERASE - an enzyme that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body. Acetylcholine is a chemical substance that sends signals between nerve cells (called neurotransmission) and is therefore called a neurotransmitter. Neurotransmitters are secreted by neurons (nerve cells) into the space between neurons called the synapse. Unless degraded by an enzyme such as acetylcholinesterase in the synapse, acetylcholine will transmit a nerve impulse across the synapse to another neuron. Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition. Acetylcholinesterase inhibitors such as Aricept-TM- or Phenserine are designed to prevent the degradation of acetylcholine in the synapse by inhibiting the enzyme that performs that function, acetylcholinesterase, and hence amplifies the natural action of acetylcholine in the brains of AD patients.

ANALOG - one of a series of chemical substances of similar chemical structure

AMYLOID PLAQUE - amyloid proteins involved in Alzheimer's Disease and other diseases of amyloidosis aggregate into insoluble fibrils that are deposited in amyloid plaques in the brains of Alzheimer's patients.

BETA AMYLOID PRECURSOR PROTEIN - this protein (known as beta-APP) is encoded on chromosome 21 and is found present in the cell wall of numerous cells within the body including nerve cells of the brain. Beta-amyloid protein is derived from this larger protein.

BETA-AMYLOID PROTEIN - one of more than a dozen types of amyloid proteins found in the body, beta amyloid is normally present in the brain of healthy individuals in small quantities. Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in Alzheimer's Disease and Downs Syndrome. In Alzheimer's Disease, the beta-amyloid protein undergoes a chemical change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain.

BETA-SHEET BREAKER PEPTIDE - a molecule composed of naturally occurring amino acids, the building blocks of proteins, that is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that forms plaques.

BUTYRYLCHOLINESTERASE - an enzyme that is normally found in all tissues of the body. Its function remains to be fully understood. Amongst other roles, it degrades acetylcholine, a primary neurotransmitter in the brain. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from Alzheimer's Disease. This enzyme also functions to degrade a number of drugs and natural products and is involved in their elimination from the body.

CHOLINERGIC SYSTEM - is also called the parasympathetic nervous system; it is involved in nerve transmission related to memory and cognition, as well as the functioning of major organs such as the heart, lungs and gastrointestinal system.

CORTICALLY-PROJECTING NEURONS - these are the nerve cells that connect the mid-brain to the cortical areas in the front part of the brain where nerve cells involved in memory and cognition are concentrated. In Alzheimer's Disease, the loss of these connecting nerve cells result in a reduction in the amount of the neurotransmitter acetylcholine, and the loss of mental capacity or cognition.

NEUROBLASTOMA CELL CULTURES - these are a type of cell derived from the brain that can be grown in containers in the lab (IN VITRO) where they are able to reproduce and carry out many activities as if they were residing in the brain, including the synthesis and secretion of proteins such as the beta-amyloid peptide which, in the human brain, can cause plaques. A neuroblastoma cell culture is used to study brain cell function in a simple IN VITRO system, which allows testing of the ability of drug compounds to prevent the formation of the beta-amyloid precursor protein and peptide production and secretion.

NEUROTOXIC PEPTIDE - refers to a small protein (called a peptide) that can be toxic to neurons, and is another name for the beta-amyloid protein.

PERIPHERAL AMYLOIDOSIS - excessive production and deposition of various types of amyloid protein can occur in other organs outside of the brain and cause damage by interfering with important bodily functions, sometimes causing death.

PHYSOSTIGMINE - is a drug that is a classical potent acetylcholinesterase inhibitor but which causes unpleasant side effects that have prevented its development as a treatment for Alzheimer's Disease.

PRESYNAPTIC NEURONS - this is the nerve cell that releases a given neurotransmitter into the synapse for transmission of a nerve impulse to a neighboring nerve cell.

PRION - is a contraction of the descriptive term, proteinaceous infectious proteins. Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein and the infectious form can cause degenerative brain diseases.

PRION-RELATED DISEASES - these are degenerative diseases of the brain that are thought to be caused by a misshapen infectious protein called a prion. Such diseases include Creutzfeldt Jakob Disease, new variant (CJDnv) in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep.

TRANSDERMAL FORMULATION - a formulation refers to the mixture of chemical substances used to promote the absorption of a drug. A formulation that promotes the absorption of a drug from the skin is called a transdermal formulation (also called a skin patch).

TABLE OF CONTENTS

         A.       THE COMPANY - INTRODUCTION AND EXECUTIVE SUMMARY
         B.       BUSINESS STRATEGY
         C.       AXONYX DRUG DISCOVERY PROGRAMS
         D.       THE INDUSTRY AND MARKET
         E.       FDA MATTERS
         F.       STRATEGIC ALLIANCES
         G.       MARKETING AND SALES
         H.       PATENTS, TRADEMARKS, AND COPYRIGHTS
         I.       COMPETITION
         J.       EMPLOYEES

A.       THE COMPANY - INTRODUCTION AND EXECUTIVE SUMMARY

(Axonyx Inc. undertook a two for one stock split with a record date of February 23, 1999 and a distribution date of March 5, 1999. All information on outstanding securities of Axonyx gives effect to this stock split except where specifically noted.)

         GENERAL

         Axonyx Inc. ("Axonyx" or the "Company") is engaged in the business of identifying and acquiring novel post-discovery central nervous system (CNS) drug candidates. Axonyx acquires patent rights to CNS pharmaceutical compounds with significant potential market impact and advances the compounds through clinical development towards regulatory approval. Axonyx has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer's Disease (AD), Mild Cognitive Impairment (MCI), and related diseases. Axonyx licensed these patent rights from New York University
(NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA) (the "Licensors"). Axonyx has an ongoing research and development relationship with both Licensors.

         Axonyx is developing its compounds under contract in laboratories at the New York University School of Medicine and, through a research and development collaboration, with the NIA's laboratories and elsewhere. Axonyx has entered into a Development Agreement and Right to License with a subsidiary of Ares Serono, S.A., a Swiss pharmaceutical company, under which Ares Serono is undertaking research on certain of Axonyx's compounds for a one year term ending May 17, 2000, renewable for a second year, with a right to sublicense Axonyx's patent rights to such compounds. In addition, Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia). Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of some of its other compounds and for their production, commercialization and marketing. The Company itself does not currently maintain any laboratory or research premises.

         Axonyx has licensed a portfolio of CNS drugs that covers three distinct therapeutic approaches that have all demonstrated activity in treating the causes of AD in preclinical development. Each class of compounds has a different target and represents a unique, innovative platform for the development of pharmaceutical products for the diagnosis and treatment of AD.

         The treatment of people with AD is a multi billion-dollar industry in the United States alone and constitutes an extremely large potential market with an unmet therapeutic need. Currently there are only two approved drugs that provide at best marginal symptomatic relief for one aspect of AD. One of the Axonyx compounds, Phenserine, an acetylcholinesterase inhibitor, has shown in preclinical studies a potential therapeutic and safety profile superior to the products currently on the market. Axonyx's two other lead product candidates, Cymserine, a butyrylcholinesterase inhibitor, and the Amyloid Inhibitory Peptides (AIPs), attack the disease in other inventive and effective ways, representing potentially new platform technologies for the treatment of AD. The Development Agreement and Right to License with Ares Serono includes the AIPs. Axonyx expects to derive its revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments, and research and development contracts.

         The Company's executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, telephone number (212) 688-4770. It also maintains offices at 1001 4th Avenue Plaza, Suite 3228, Seattle, Washington 98154, telephone number (206) 340-0211, and at 4041 State Highway 14, Stevenson, Washington 98648, telephone number (509) 427-5132.

         The Company's fiscal year end is December 31.

         BACKGROUND

         The pre-merger predecessor of the Company, also named Axonyx Inc., was incorporated in Delaware on September 16, 1996. Reference to Axonyx Inc. herein refers to the historical Axonyx Inc., a Delaware company, unless the context otherwise requires. On December 28, 1998 Axonyx Inc. merged with Ionosphere, Inc., a Nevada corporation incorporated on July 29, 1997. While the management of Ionosphere, Inc. ("Ionosphere") had developed a business plan under which Ionosphere would provide marketing consulting services to restaurants and nightclubs, and several such business opportunities were actively pursued, Ionosphere did not perform any services for which it generated revenue. Ionosphere had no employees and owned no patents, patent rights, trademarks or copyrights.

         After the merger (which represented a recapitalization for accounting purposes), Ionosphere, Inc., the surviving Nevada corporation, changed its name to Axonyx Inc. In conjunction with the merger, Ionosphere, Inc. undertook a 1 for 2 reverse stock split on December 28, 1998. On a post merger basis, the business of Axonyx Inc. became the business of the Company. The management and board of directors of Axonyx Inc. became the management and directors of the consolidated company and shareholders of Axonyx Inc. held 89.11% of the outstanding shares of common stock of the consolidated company. See Item 5 Market for Common Equity and Related Stockholder Matters: Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities for more details on the merger transaction.

B.       BUSINESS STRATEGY

         Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further research and clinical testing;
(3) perform clinical studies towards regulatory approval and market its drugs through profitable licensing agreements with major pharmaceutical companies; and
(4) work to develop other promising compounds in-house and in collaboration with third parties such as its current Licensors at NYU and the NIA and with licensees such as Ares Serono.

         The Company's long term goal is to become a partially integrated pharmaceutical company with capabilities in research, drug development, clinical investigation, and regulatory affairs. Currently the Company does not maintain any research or laboratory premises, utilizing instead such facilities on a contractual or collaborative basis at academic and research institutions, as well as contract research organizations. Considering the commercialization infrastructure necessary to effectively market its drug products, the Company will seek joint ventures or collaborations with other pharmaceutical companies, both domestically and outside the United States. The Company will seek corporate partners, such as Ares Serono, who will be responsible for at least part of the clinical development, regulatory approval, manufacturing and marketing of the drug product. Under such an arrangement, the Company expects to receive certain up-front and sub-licensing fees, ongoing research contracts, milestone payments, and royalties on drug product sales.

C.       AXONYX DRUG DISCOVERY PROGRAMS

         Axonyx is pursuing three different types of products for the treatment of AD and one for prion-related diseases. The AD targeted approaches include:
(1) Phenserine, a novel, long-acting and brain directed analog of the classical drug physostigmine, is a potent inhibitor of acetylcholinesterase which is currently being tested in Phase I human clinical trials, (2) a butyrylcholinesterase inhibitor which will be chosen from a series of novel, selectively acting compounds, the best studied of which is Cymserine, and (3) compounds named Amyloid Inhibitory Peptides (AIPs) that may prevent and reverse the formation of amyloid plaques in AD and in diseases of peripheral amyloidosis. Peripheral amyloidosis are types of diseases involving excessive production and abnormal deposition of amyloid proteins in organs outside of the brain, resulting in interference with important bodily functions in those organs.

         In addition to inhibiting key enzymes associated with neural transmission, Phenserine and Cymserine appear to have the unique ability to inhibit the formation of the beta-amyloid precursor protein and reduce levels of the beta-amyloid peptide, the primary deposit in amyloid plaque formation. In addition they improve cognitive performance. The beta-amyloid protein is an abnormal form of a protein normally found in the brain that is over-produced in Alzheimer's Disease.

         Axonyx is conducting research, in conjunction with Ares Serono, on the diagnosis and treatment of prion related diseases such as Bovine Spongiform Encephalopathy and Creutzfeldt-

Jakob Disease, new variant, using a series of Prion Inhibitory Peptides (PIPs) which prevent and reverse the formation of the toxic form of prions.

         In addition, Axonyx is pursuing the development of a diagnostic test for AD under the terms of a research and development arrangement with the University of Melbourne in Australia.

         Despite the fact that there can be no assurance that the technologies and pharmaceutical compounds that Axonyx is developing will ultimately prove to be profitable, Axonyx will be required to continue to spend substantial capital on research and development in the foreseeable future in order to enhance its proprietary pharmaceutical properties, and to develop new potential products. New technologies and/or pharmaceutical compounds in the field of AD and prion related diseases by other entities could adversely affect the future marketability of Axonyx's proprietary products. Consequently, Axonyx is compelled to continue its funding of research and development of new technologies and pharmaceutical compounds in order to remain competitive. In fiscal year 1997, Axonyx spent $482,000 on sponsored research and development of its technologies and pharmaceutical compounds. In fiscal years 1998 and 1999 Axonyx spent $330,000 and $744,000, respectively, on sponsored research and development.

         PROGRAM 1: INHIBITORS OF ACETYLCHOLINESTERASE AND BETA-AMYLOID PRECURSOR PROTEIN (BETA-APP) FORMATION

         Alzheimer's Disease is characterized by cognition impairments and partial or total loss of memory. These impairments are caused by a loss of presynaptic neurons of the cholinergic system of the brain and a loss of cortically-projecting neurons that connect the mid-brain with the cortical areas in the forebrain, particularly to brain areas associated with memory and learning. The loss of neurons results in a decreased synthesis and availability of acetylcholine, the neurotransmitter involved in mediating these memory and learning functions. The Company's most advanced compound, Phenserine, is designed to selectively inhibit acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter. Phenserine has been shown to be a potent and selective inhibitor of this enzyme in the rat brain and has the ability to increase memory and learning over a wide therapeutic range in aged rats without causing toxic side effects. The compound readily enters the brain, has minimal peripheral activity outside the brain, and has a long duration of action.

         Phenserine also has the unusual ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), the larger protein that is the source of the neurotoxic peptide, beta amyloid, which is deposited in the brain as the amyloid plaques that apparently cause eventual neuronal cell death. These studies were conducted in human neuroblastoma cell cultures and IN VIVO in rodents. Studies in human neuroblastoma cell lines importantly show that the compound reduces the formation of beta-amyloid peptide. Additional animal studies are being conducted to confirm and extend these findings. These results suggest that Phenserine may have the ability to slow the progression of AD in addition to providing symptomatic relief for the cognitive changes.

         In December 1999, Axonyx initiated Phase I human clinical trials for Phenserine utilizing healthy elderly patients at a U.S. FDA approved research center. These Phase I safety and tolerance trials will continue into the second quarter of 2000.

         The Company is assessing the properties of other Phenserine analogs which are also potent inhibitors of acetylcholinesterase such as Tolserine, that may ultimately prove to have certain additional advantages for use in AD, and Thiatolserine, a compound whose characteristics are suitable for development as a transdermal agent that is absorbed through a patch placed on the skin.

       PROGRAM 2: INHIBITORS OF BUTYRYLCHOLINESTERASE AND BETA-AMYLOID PRECURSOR PROTEIN (BETA-APP) FORMATION

         The function of butyrylcholinesterase, a sister and similar enzyme to acetylcholinesterase, remains largely unknown. Recent research suggests that for specific nerve pathways within the human brain butyrylcholinesterase is present instead of acetylcholinesterase. Butyrylcholinesterase activity is elevated in the brains of AD patients. Butyrylcholinesterase is additionally found in all tissues of the body and functions to degrade a number of drugs such as codeine. This enzyme was identified as a target for inhibition in AD since it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloid plaques taken from the brains of AD patients.

         The Company is currently characterizing a series of novel butyrylcholinesterase inhibitors to select a drug candidate for development. The lead candidate, Cymserine, has been studied extensively and has many of the characteristics desirable for use in AD. Like Phenserine, it has a dual mechanism of action in that, in addition to inhibiting the butyrylcholinesterase enzyme, it also inhibits the formation of beta-APP in cell culture, and in rats. Additional studies are being conducted to confirm and extend these important findings. These findings indicate that Cymserine may have an important role in preventing the formation of amyloid plaques in AD, in addition to its inhibition of butyrylcholinesterase. Cymserine readily enters the brain, has a long duration of action and is highly active in improving memory and learning in the aged rat. Other properties that may help to reduce any potential side effects with Cymserine are its high potency and its wide therapeutic dose range. Cymserine has three potential uses: (1) as an inhibitor of butyrylcholinesterase, (2) as an inhibitor of the production of beta-APP, thus inhibiting the formation of amyloid plaques, and (3) as an early diagnostic marker.

         Axonyx appears to be the only company with a patent position and lead compounds in this area of drug discovery and development. Other butyrylcholinesterase inhibitory compounds in the Cymserine series that Axonyx may pursue include Phenethylcymserine which may be more selective or more potent than Cymserine, and Thiacymserine, an agent that may be suitable for development in a transdermal (skin patch) formulation.

PROGRAM 3:  AMYLOID INHIBITORY PEPTIDES (AIPS)

         A key event in Alzheimer's Disease is the conversion of beta-amyloid protein into beta-sheets that aggregate to form insoluble fibrous masses (fibrils). These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain. These changes play an important role in the pathogenesis of the disease. The Company's Amyloid Inhibitory Peptides (AIPs) have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain.

         In experiments IN VITRO with one of the AIPs, the drug compound inhibited the formation of amyloid fibrils, caused disassembly of preformed fibrils and prevented neuronal cell death in cell culture. In a rat model of amyloidosis an AIP reduced beta-amyloid protein deposition and completely blocked the formation of amyloid fibrils. In addition, one of the AIPs has been shown to cause a significant reduction of established amyloid deposits in the brains of rats. These results indicate the potential for an AIP-based drug to prevent the formation of the amyloid plaques, and to treat AD patients who already have amyloid plaques. Current efforts are focused on identifying an AIP-based drug compound suitable for development for therapeutic use.

         Ongoing preclinical development of the AIPs is being undertaken in conjunction with Ares Serono at the Serono Pharmaceutical Research Institute in Geneva, Switzerland and, under Axonyx's sponsored research program, at the NYU School of Medicine.

PROGRAM 4:  PRION INHIBITORY PEPTIDES (PIPS)

         There is increasing evidence that prions (proteinaceous infectious particles) are the infectious agents that cause Bovine Spongiform Encephalopathy (BSE), Creutzfeldt-Jakob Disease, new variant (CJDnv) and possibly other transmissable spongiform encephalopathies. These diseases have caused grave concern in Europe and the U.S. because of the potential for their transmission to humans through the meat supply. These fatal neurodegenerative disorders are characterized by spongiform degeneration of the brain and, in many cases, by deposits of prions into plaques. The infectivity of prions is believed to be associated with an abnormal folding of the prion protein. This folding involves a conversion of the alpha-helical form to the beta-sheet form that can then form plaques in the brain.

         The Company is developing a series of Prion Inhibitory Peptides (PIPs), also referred to as beta-sheet breaker peptides, that interact IN VITRO with the normal form of the prion to prevent its conversion to the abnormal form, and to interact with the abnormal form to cause it to revert to a normal prion. Incubation of the PIPs with toxic prions taken from BSE and CJDnv infected cows caused a reversion of the toxic prions to the normal form. Experiments are in progress to determine if the PIPs can eliminate toxic prions from infected animals. These findings suggest a novel strategy for designing diagnostics and therapeutic treatments for prion related diseases.

         Ongoing preclinical development of the PIPs is being undertaken in conjunction with Ares Serono at the Serono Pharmaceutical Research Institute in Geneva, Switzerland and, under Axonyx's sponsored research program, at the NYU School of Medicine.

PROGRAM 5:  TREATMENT OF MILD COGNITIVE IMPAIRMENT

         The biological and safety profile of Phenserine suggests that this drug compound should be considered for treatment of individuals with mild to moderate cognitive impairment and for age related loss of memory. The Company intends to explore the opportunities for developing Phenserine for these indications if the ongoing human clinical trials generate results that are consistent with the preclinical findings.

PROGRAM 6:  ALZHEIMER'S DISEASE DIAGNOSTIC DEVELOPMENT PROGRAM

         In October 1999 Axonyx entered into a joint development agreement with the Department of Pathology at the University of Melbourne in Australia to develop proprietary technology for a diagnostic test for Alzheimer's Disease. With the development of new therapeutic approaches to the treatment of AD, such as Axonyx's AIPs and the butyrylcholinesterase inhibitors, early and accurate diagnosis of the disease is essential. Axonyx's sponsored research at the University of Melbourne aims to develop a new diagnostic test that would help to accurately discriminate AD from other dementias at an early stage and thereby ensure that the optimal therapeutic strategy is used with particular patients.

         To date, no conclusive diagnosis of AD can be made before the patient dies. At present, the only way of diagnosing AD is through clinically examining patients, using both neurological and non-neurological tests. This lengthy and subjective examination can be a stressful and time-consuming approach and does not necessarily distinguish AD from other dementia causing diseases. The diagnostic test being developed at the University of Melbourne involves a fingerprint-type analysis of certain chemical markers that have the potential to change in patients with the familial propensity to develop AD.

D.       THE INDUSTRY AND MARKET

         A number of the major pharmaceutical companies have programs to develop drugs for the treatment of Alzheimer's Disease. Many of these drugs are acetylcholinesterase inhibitors. Warner-Lambert (Tacrine) and Eisai/Pfizer (Aricept) have marketed compounds of this type and they may soon be joined by Novartis (Exelon). Tacrine was removed from the market in 1998 due to severe side effects and Aricept currently dominates the market. Bayer is developing an acetylcholinesterase inhibitor drug named ProMem for which it has made an application for approval in both Europe and the U.S. The approval application for ProMem is currently on hold pending further information about side effects requested by the U.S. FDA. Johnson & Johnson has an acetylcholinesterase inhibitor drug named Reminyl in Phase II clinical studies which it may seek to apply for FDA approval in the year 2000.

         Two biotechnology companies (Praecis and Pharmaceutical Peptides, Inc.) appear to be pursuing the amyloid inhibitory peptide approach similar in scope and direction as that of our

Company. Elan Pharmaceuticals, the California based subsidiary of the Elan Corporation of Dublin, Ireland, has developed a vaccine designed to cause the immune system to mount antibodies against the amyloid proteins that make up amyloid plaques. This vaccine has shown efficacy in genetically altered mice but has yet to be tested in humans. To our knowledge at this time, no other company has a program to develop butyrylcholinesterase inhibitors. In the field of prions, one company, Prionics, A.G., of Zurich, Switzerland, is focusing on the development of diagnostic tests for animal use but does not have a program in therapeutics for prion diseases.

         Axonyx believes that its proprietary patent rights provide broad based protection and cover superior pharmaceutical compounds based on unique mechanisms.

E.       FDA MATTERS

         Regulation by governmental authorities in the United States and foreign countries is an important factor in the development, manufacture and marketing of the Company's proposed products. It is expected that all of the Company's products will require regulatory approval by governmental agencies prior to their commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the Food and Drug Administration ("FDA") and similar regulatory agencies in foreign countries.

         Preclinical testing is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of a pharmaceutical product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (IND) application, which must be approved before clinical testing in humans can begin. Typically, the clinical evaluation process involves a three phase process. In Phase I, clinical trials are conducted with a small number of human subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, the optimal dosages, and more expansive evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Similar regulatory procedures are in place in countries outside the United States.

         In December 1999, Axonyx initiated Phase I human clinical trials for Phenserine utilizing healthy elderly subjects at a U.S. research center. Cymserine is approximately one and a half years behind Phenserine in preclinical development. The AIPs must undergo approximately two more years of preclinical development before an Investigational New Drug application can be filed with the FDA.

F.       STRATEGIC ALLIANCES

         On April 1, 1997 the Company entered into a Research and License Agreement with New York University pursuant to which NYU granted the Company an exclusive worldwide license to certain patent applications covering the AIPs, PIPs and related technology, and any inventions that arise out of ongoing research funded by the Company. See "Section H. Patents, Trademarks and Copyrights". The patent license terminates, on a country-by-country basis, upon expiration of the last to expire of the licensed patents or eight years from the date of first commercial sale of a licensed product in such country, whichever is later. In addition to royalties on future sales of products developed from the patented technologies, milestone payments and patent filing and prosecution costs, Axonyx Inc. undertook to fund four years of research at the NYU School of Medicine at Dr. Frangione's laboratory at a cost of $300,000 per year. The Company has an exclusive license to all inventions in the field arising from this research on the AIPs and PIPs.

         The Research and License Agreement also contains a provision by which Axonyx Inc. undertook to use its best efforts to raise an aggregate amount of $5 million through private placements of equity securities prior to April 1, 1998. On August 25, 1998, NYU and Axonyx signed a Capitalization Amendment by which the deadline for realization of the capitalization requirement or its alternative was extended to April 1, 1999. On March 19, 1999, Axonyx signed a Second Amendment to the Research and License Agreement with NYU pursuant to which NYU, among other provisions, granted Axonyx a release and waiver of the capitalization requirement under the Research and License Agreement as amended by the Capitalization Amendment.

         On April 3, 1997, Axonyx Inc. also signed Stock Option agreements with NYU and Drs. Frangione and Soto, the lead scientists involved in the sponsored research, under which Axonyx Inc. issued an aggregate of 600,000 shares of common stock (adjusted for stock splits) in October and November 1997 in partial consideration for the worldwide exclusive patent rights.

         On May 19, 1999 Axonyx signed a Development Agreement and Right to License (the "Development Agreement") between itself and Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Ares Serono International S.A., a Swiss pharmaceutical company ("Ares Serono"). Under the Development Agreement, the Company granted an exclusive right to license its patent rights and know-how regarding the the AIPs to Ares Serono. Ares Serono paid Axonyx a fee for the right to license of $250,000. The right to license has a one year term, renewable for an additional one year period upon payment of a fee of $500,000. In addition Ares Serono undertakes to conduct research on the AIP and PIP technologies during the term of the Development Agreement. Any patent rights or know-how developed by Ares Serono arising out of the conduct of the research shall revert to Axonyx if Ares Serono elects not to exercise the right to license.

         In conjunction with the Development Agreement between Axonyx and Ares Serono, Ares Serono has entered into an employment agreement with Dr. Claudio Soto, one of the lead scientists involved in the research on the AIPs and PIPs, who performed professional services for

Axonyx from February 1999 after his departure from New York University School of Medicine in December 1998 until May 1999. Dr. Soto will be continuing his work on development of the AIP and PIP technologies at Ares Serono under the Development Agreement.

         Research under the Company's licensing agreement with CURE, LLC has continued at the NIA, furthering the preclinical development of Phenserine, Cymserine, and related compounds. The Company is currently sponsoring one of the researchers at the NIA facilities involved in this field of research.

         On October 1, 1999 the Company entered into an agreement with the University of Melbourne (Australia). In addition to the costs associated with the filing and prosecution of any patent applications resulting from collaborative research, the Company has committed approximately $60,000 per year for each of the next three years to fund research aimed at developing a diagnostic test for Alzheimer's Disease. Both parties will own any resulting intellectual property as tenants in common in equal shares. In addition, the Company has an option to acquire an exclusive worldwide license to the intellectual property or patent resulting from the research project, and to an existing patent application.

         In order to facilitate the recruitment and enrollment of patients into clinical trials of the Company's pharmaceutical products, Axonyx has entered into preliminary discussions with a number of institutions that operate centers for the treatment of aged individuals. These institutions include the University of Washington, Oregon Health Sciences, and the Aging and Dementia Center at New York University, as well as a number of companies that operate senile dementia centers providing long term residential care for elderly people suffering from various forms of dementia including AD. It is contemplated that, subject to appropriate ethical protection, through these institutions Axonyx will have access to large groups of subjects for the Phase II and Phase III testing of its drugs, that are prerequisites to FDA approval.

G.       MARKETING AND SALES

         The Company does not intend to manufacture or market any products it may develop. The Company intends to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture and/or market the Company's products through their well developed distribution networks. The Company may license some or all of its worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of its products.

H.       PATENTS, TRADEMARKS, AND COPYRIGHTS

         The Company has obtained exclusive worldwide licenses to five patents issued by the United States Patent and Trademark Office, and to one patent application pending in the United States. The Company is co-owner of one application, and sole owner of one additional application pending in the United States. Associated foreign patent applications have been filed. The Company will continue to seek to obtain additional licenses from universities and other research institutions.

         On February 11, 1997, Axonyx Inc. obtained an exclusive worldwide license from the NIH's parent agency, the Public Health Service ("PHS"), to patents and patent applications relating to Phenserine, Cymserine, their analogs and related acetylcholinesterase and butyrylcholinesterase inhibitory compounds from the laboratory of Dr. Nigel Greig and his collaborators via a sublicense with CURE, LLC. Under the license agreement, Axonyx Inc. agreed to pay royalties to CURE, LLC on future sales of products developed from the patented technologies, as well as an up front fee, milestone payments and patent filing and prosecution costs. Four patents have been issued in the United States. Certain pass through provisions from the License Agreement between CURE, LLC and the PHS are contained in the Company's License Agreement with CURE, LLC. Those provisions cover certain reserved government rights to the licensed patents, obligations to meet certain benchmarks and perform a commercial development plan, as well as indemnification, termination and modification of rights. The license terminates upon the last to expire of the licensed patents or the term of the agreement between CURE, LLC and the PHS, whichever occurs first. Patent applications corresponding to the patents and application have been filed in Europe, Japan, Australia, and Canada.

         A pending patent application directed to highly selective butyrylcholinesterase inhibitors resulting from a collaboration between Dr. Hausman of Axonyx and Dr. Greig of the NIH has also been filed. This patent application is jointly owned by the Company and the NIH. A corresponding International Application has also been filed.

         The Company obtained an exclusive worldwide license from New York University to one U.S. patent and one pending continuation application thereof from the laboratory of Dr. Blas Frangione at the NYU School of Medicine. The NYU patent and application relate to the AIPs and PIPs. Associated foreign patent applications have been filed in Europe, Japan, Australia, and Canada. In addition, the Company has an exclusive license to all inventions in the field arising from ongoing research.

         Additionally, the Company has sole ownership of one pending provisional application in the United States relating to peptide mimetics.

         The Company has not filed for any copyright or trademark protection to date. The following is a breakdown of the issued and pending patents the Company has acquired rights to.

         ISSUED PATENTS

U.S. Patent 5,171,750 issued December 15, 1992 for "Substituted Phenserines as Specific Inhibitors of Acetylcholinesterase".

U.S. Patent 5,378,723 issued January 3, 1995 for "Carbamate Analogs of Thiaphysovenine and Method for Inhibiting Cholinesterases".

U.S. Patent 5,409,948 issued April 25, 1995 for "Method for Treating Cognitive Disorders with Phenserine".

U.S. Patent 5,998,460 issued December 7, 1999 for "Phenylcarbamates of (-)-Eseroline, (-)-N1-Noreseroline and (-)-N1-Benzylnoreseroline: Selective Inhibitors of Acetyl and Butyrylcholinesterase, Pharmaceutical Compositions and Method of Use Thereof."

U.S. Patent 5,948,763 issued September 7, 1999 for "Peptides and Pharmaceutical Compositions thereof for Treatment of Disorders or Diseases Associated with Abnormal Protein Folding into Amyloid or Amyloid-like Deposits"

         PATENTS PENDING

         Note that there can be no assurance that corresponding patents will be issued or that the scope of the coverage claimed in the following patent applications will not be significantly reduced prior to any patent being issued.

         The Company has a pending application co-owned with the NIH relating to certain butyrylcholinesterase inhibitor compounds and their use in the early diagnosis and treatment of AD and related conditions.

         The Company has a pending U.S. application licensed from NYU relating to peptides that inhibit formation of amyloid or amyloid-like deposits.

         The Company also has a pending U.S. application relating to peptide mimetics that inhibit formation of amyloid or amyloid-like deposits.

I.       COMPETITION

         The Company competes with many large pharmaceutical companies that are developing drug compounds similar to those being developed by the Company, especially in the area of acetylcholinesterase inhibitors. Many large pharmaceutical companies and smaller biotechnology companies have well funded research departments concentrating on therapeutic approaches to AD. The Company expects to encounter substantial competition for many of the principal pharmaceutical products it is developing, especially in the area of acetylcholinesterase inhibitors. However, the Company is not aware of any other commercial research programs in the area of butyrylcholinesterase inhibitors, and it believes that its patent protection covering the AIPs as approved by the U.S. Patent Office offers broad based protection that will provide the Company with a significant competitive advantage to its competitors.

         In the intense competitive environment that is the pharmaceutical industry, those companies that complete clinical trials, obtain regulatory approval and commercialize their drug products first will enjoy competitive advantages. The Company believes that the compounds covered by its patent rights have unique characteristics that may enable them, if fully developed, to have a substantial market impact.

J.       EMPLOYEES

         Axonyx currently has six full time employees, five of whom are in administration/management and one of which is in research and development. In February 1999, Axonyx came to an oral agreement with Linda Strascina under which Ms. Strascina will serve as Director of Corporate Communications and Investor Relations for an annual salary of $40,000, with a performance based bonus. Ms. Strascina is not an officer or director of the Company. On November 10, 1999, Axonyx came to an agreement with Robert G. Burford, Ph.D. under which Dr. Burford became an employee of the Company. On December 3, 1999 Dr. Burford was elected as the Vice President, Product Development. See Item 10. Executive Compensation for information on the Company's employment arrangements with certain of its officers and directors. The Company does not have any current plans to hire more employees in 2000.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company's operations are conducted from its offices in New York, New York, Seattle, Washington and Stevenson, Washington. The Stevenson, Washington facilities have been provided to the Company without charge on a temporary basis by an officer of the Company. The Company has leased 144 square feet of office space in Seattle on a three month renewable basis at a rental rate of $900.00 per month. The Company has leased 2,000 square feet of office space in New York for a three year period at a rental rate of $9,000 per month.

         The Company does not currently own and the Company has not made any investments in real estate, including real estate mortgages, and the Company does not intend to make such investments in the near future.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings, and there are no material pending legal proceedings of which the Company is aware.

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Axonyx did not submit any matters to a vote of its stockholders in the fourth quarter of 1999.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "AXYX" and commenced its trading under that symbol on January 4, 1999. Prior to the merger the common stock was quoted under the symbol "IONO" with trading commencing beginning July 23, 1998. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. These bid quotations have been adjusted retroactively by the pre-merger company Ionosphere, Inc.'s one for two reverse stock split in conjunction with the merger on December 28, 1998 and by the Company's two for one forward stock split of February 23, 1999.


Period                             High                Low
------                             ----                ---
1998
Quarter ended 9/30/98              $ 3.00              $0.25
Quarter ended 12/31/98             $ 5.50              $0.25
1999
Quarter ended 3/31/99              $ 9.25              $2.50
Quarter ended 6/30/99              $11.00              $6.00
Quarter ended 9/30/99              $ 8.75              $6.75
Quarter ended 12/31/99             $8.375              $7.50


         The transfer agent of the Company is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

         As of March 8, 2000 there were approximately 472 holders of record of the Company's common stock, of which 14,065,419 were issued and outstanding.

         The Company has never paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         On October 26, 1999 Axonyx sold 20,000 shares of common stock and 20,000 common stock purchase warrants to an individual German investor. Each warrant entitled the holder to purchase one Share at a price of $11.00 until their expiration on August 1, 2004. Axonyx received $100,000 in gross proceeds from this private placement. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

         On November 1, 1999, Axonyx initiated a private placement offering of up to 200 units to non-U.S. persons, and accredited or otherwise qualified investors based on their financial resources and knowledge of investments (the "European Offering"). In addition, each of the investors was provided with information and had access to relevant information about Axonyx. Accordingly, the issuance of the securities are exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) and Regulation D, Rule 506 of the Securities Act. Each unit consists of 4,000 shares of common stock, par value $0.001 (the "Shares"), and 2,000 common stock purchase warrants (the "Warrants") at a price of $25,000 per unit. Each Warrant entitled the holder to purchase one Share at a price of $11.00 until their expiration on August 1, 2004. The minimum investment was one unit or $25,000, although Axonyx, in its discretion, accepted some subscriptions for one half units. As of December 31, 1999, Axonyx had received subscriptions for 34 units (136,000 Shares, 68,000 Warrants). The European Offering was terminated on February 1, 2000. As of the termination date Axonyx had received subscriptions for 190.5 units (762,000 Shares and 381,000 Warrants). Axonyx has received $4.7 million in gross proceeds from the European Offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 7 OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO AXONYX'S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.       GENERAL.

         The Company's pre-merger predecessor Axonyx Inc. commenced operations in January 1997. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts, including the development of pharmaceutical compounds and product candidates for the diagnosis and treatment of Alzheimer's Disease, other forms of dementia, Bovine Spongiform Encephalopathy and Creutzfeldt Jakob Disease, new variant, recruiting its scientific and management personnel and advisors and raising capital.

         The Company's current business strategy is to pursue the development of three different types of pharmaceutical products for the treatment of AD, a diagnostic test for AD, and a pharmaceutical product for prion-related diseases. The AD targeted approaches include: (1) Phenserine, a potent inhibitor of acetylcholinesterase, (2) a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds, the best studied of which is Cymserine, and (3) compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD and in diseases of peripheral amyloidosis. Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia). The Company is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as "Mad Cow Disease") and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

         Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further research and clinical testing;
(3) perform clinical studies towards regulatory approval and market its drugs through profitable licensing agreements with major pharmaceutical companies such as Ares Serono; and (4) work to develop other promising compounds in-house and in collaboration with third parties such as its current Licensors at New York University and the National Institute of Aging, and through corporate joint ventures with companies such as Ares Serono International, S.A., a subsidiary of which signed a Development Agreement and Right to License Agreement with Axonyx in May 1999. Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their production, commercialization and marketing. The Company expects to derive its revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments, and research and development contracts.

         Axonyx generated some revenue from granting Ares Serono right to license under the Development Agreement with Ares Serono in 1999, and it may generate additional revenues during its 2000 fiscal year from Ares Serono if Ares Serono elects to extend the term of the Development Agreement and/or elects to exercise its option to sublicense the covered patent rights and related intellectual property. There can be no assurance that Ares Serono will make such an election or that additional revenues from patent licensing or research and development contracts will be generated.

         The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

(1) completing Phase I clinical trials and initiating Phase II clinical trials on its lead acetylcholinesterase inhibitor, Phenserine. See Part
         I. Item 1. Description of Business -- Axonyx Drug Discovery Programs
         -- Program 1: Inhibitors of Acetylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation.

(2) further preclinical development at the NIA of the other acetylcholinesterase inhibitors, Tolserine and Thiatolserine, and continued study of the activity of the Phenserine analogues.

(3) further preclinical development at the NIA of the butyrylcholinesterase inhibitor, Cymserine and active analogues. See Part I. Item 1. Description of Business -- Axonyx Drug Discovery Programs -- Program 2:
         Inhibitors of Butyrylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation.

(4) further preclinical development of the Amyloid Inhibiting Peptides at NYU and at Ares Serono, additional work at other facilities with IN VIVO studies and development of a peptido-mimetic. See Part I. Item 1. Description of Business -- Axonyx Drug Discovery Programs -- Program 3:
         Amyloid Inhibitory Peptides (AIPs).

(5) further preclinical development of the Prion Inhibiting Peptides at NYU and Ares Serono. See Part I. Item 1. Description of Business -- Axonyx Drug Discovery Programs -- Program 4: Prion Inhibitory Peptides (PIPs).

(6) further development of a diagnostic test for AD at the University of Melbourne. See Part I. Item 1. Description of Business -- Axonyx Drug Discovery Programs -- Program 6: Alzheimer's Disease Diagnostic Development Program.

(7) seeking to establish additional strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products. See Part I. Item 1. Description of Business -- Business Strategy.

         The actual research and development and related activities of the Company may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of the Company's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial viability and the status of competitive products. The focus and direction of the Company's operations will also be dependent on the establishment of the Company's collaborative arrangement with other companies, the availability of financing and other factors.

B.       RESULTS OF OPERATIONS.

         Since the commencement of operations of its pre-merger predecessor corporation Axonyx Inc. in January 1997, the Company's efforts have been principally devoted to research and development of its licensed pharmaceutical compounds, and raising capital.

         For the year ended December 31, 1999, the Company recognized revenue in the amount of $146,000, the 1999 portion of a $250,000 fee received from Ares Serono pursuant to the Development Agreement and Right to License signed in June 1999, which entitles Ares Serono to a one year right to license Axonyx's AIP and PIP technology.

         For the year ended December 31, 1999, the Company incurred a net loss of $5,002,000 compared to a net loss of $652,000 for the year ended December 31, 1998.

         For the year ended December 31, 1999 the Company incurred research and development costs of $3,000,000 compared to $353,000 for the year ended December 31, 1998. This increase is due mainly from the non-cash equity charge of $1,965,000 related to shares deemed issuable to New York University and two NYU scientists pursuant to Stock Option Agreements entered into with those parties in April 1997. See Item 5. Market for Common Equity and Related Stockholder Matters. See also the Audited Financial Statements, Note I -- Fourth Quarter Adjustments at page F-14 for the adjustments to Axonyx's 1999 quarterly losses reflecting the recognition of the non-cash equity charges resulting from the Stock Option Agreements with NYU and the two NYU scientists. There were also non-cash equity charges relating to the granting of options to consultants and advisors in 1999, amounting to $300,000. During 1999 Axonyx commenced Phase I human clinical trials on Phenserine and incurred expenses of $183,000. In addition, Axonyx spent an aggregate of $152,000 on support payments to a researcher at the National Institute on Aging, where preclinical research development is ongoing, and to contract research organizations to conduct particular preclinical studies on certain of its pharmaceutical compounds.

         For the year ended December 31, 1999 the Company incurred general and administrative costs of $2,206,000 compared to $289,000 for the year ended December 31, 1998. The increase was due to the salary expenses from the hiring of six employees, rent expenses for the New York and Seattle offices, and increased professional and legal expenses, especially in the area of patent legal costs. Also during 1999, Axonyx issued 100,000 shares of common stock to Infusion Capital Investment Corporation ("ICIC") for investor relations and corporate development services. The shares issued to ICIC were valued at the market price on the date they were granted, resulting in a non-cash equity charge in the amount of $825,000.

C.       LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 1999, the Company had $5,409,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans from a shareholder, from private placements of equity securities, and from right to license fees.

         Pursuant to its present budget, the Company has determined that it will require approximately $2.6 million to sustain operations through December 31, 2000. In order to satisfy this funding requirement, during the period between May 1999 and December 1999, the Company received gross proceeds of approximately $4.27 million from the sale of 171 units, with each unit consisting of 4,000 shares of common stock and common stock purchase warrants to purchase 2,000 shares of common stock at an exercise price of $11.00, including a subscription receivable in the amount of $150,000 that was received in February 2000. Between November 1, 1999 and December 31, 1999, the Company received gross proceeds of $850,000 from the sale of 34 units in a European private placement, each unit consisting of 4,000 shares of common stock and common stock purchase warrants to purchase 2,000 shares of common stock at an exercise price of $11.00. Additional proceeds in the amount of approximately $3.9 million have been received by the Company in relation to the issuance of additional units in the European private placement that terminated on February 1, 2000. In October 1999, Axonyx received gross proceeds of $100,000 from a private placement of 20,000 shares of common stock and 20,000 common stock purchase warrants to a German investor. In addition, Axonyx received $250,000 in June 1999 in the form of a fee from Ares Serono pursuant to the Development Agreement and Right to License.

         The Company believes that it has sufficient capital resources to finance the Company's plan of operation for at least the next 12 months ending December 2000. The Company is pursuing sub-licensing and other collaborative arrangements that may generate additional capital for the Company. However, there can be no assurance that the Company will generate sufficient additional capital or revenues, if any, to fund its operations beyond this 12 month period ending December 31, 2000, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

ITEM 7.           AUDITED FINANCIAL STATEMENTS.

         The Audited Financial Statements for this Form 10-KSB appears on pages F-1 through F-14 following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Pursuant to the merger between Ionosphere, Inc. and Axonyx Inc., the management of the Company decided, on a post merger basis, to retain Richard A. Eisner & Company, LLC ("RAE") as independent auditors of the Company. RAE had audited the financial statements of Axonyx Inc. for the fiscal year ended December 31, 1997. The Board of Directors of Axonyx Inc. appointed RAE as accountants for the Company on December 1, 1998 to audit the financial statements of the Company for the year ending December 31, 1998. This decision was ratified at a Special Meeting of Shareholders of Axonyx Inc. on December 28, 1998 concurrent with the consummation of the merger.

         Barry L. Friedman, CPA of 1582 Tulita Drive, Las Vegas, NV 89123 audited the financial statements of Ionosphere, Inc. for the periods from July 29, 1997 (inception) to August 31, 1997, from inception to December 31, 1997, from inception to March 3, 1998, and from January 1, 1998 to May 21, 1998. During the engagement of Mr. Friedman as independent auditors of Ionosphere, Inc., there were no disagreements between the Company and either auditor on any matter accounting principles or practices, financial statement disclosure or auditing scope or procedure. Mr. Friedman noted Ionosphere, Inc.'s lack of operations and revenue and its need for additional capital. These factors raised substantial doubt about Ionosphere, Inc.'s ability to continue as a going concern. Mr. Friedman was dismissed as Ionosphere, Inc.'s independent auditor on December 6, 1998 by Board of Directors resolution, the date on which James E. Slayton, CPA, was appointed as Ionosphere, Inc.'s interim independent auditor. The change of independent auditors was made on the basis of the relative fees charged by each individual and the time constraints imposed by the pending merger.

         James E. Slayton, CPA of 6711 West Alexander, Suite 102, Las Vegas, Nevada 89108 audited the balance sheet of Ionosphere, Inc. as of November 30, 1998 and the statements of operations, stockholder's equity and cash flows for the period January 1, 1998 to November 30, 1998. During the engagement of Mr. Slayton as the independent auditor of Ionosphere, Inc., there were no disagreements between the Company and Mr. Slayton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Mr. Slayton noted Ionosphere, Inc.'s lack of revenue and its need for additional capital. These factors raised substantial doubt about Ionosphere, Inc.'s ability to continue as a going concern.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The current executive officers, directors and significant employees of the Company are as follows:


NAME                                        AGE               POSITION
----                                        ---               --------
Marvin S. Hausman, M.D.                     58                President & Chief Executive
                                                              Officer, Director

Albert D. Angel                             62                Chairman of the Board
                                                              of Directors

Michael M. Strage                           40                Vice President, Treasurer,
                                                              Director

Michael R. Espey                            37                Vice President, Secretary,
                                                              Director

Christopher Wetherhill                      51                Director

Robert G. Burford, Ph.D., F.A.C.A.          61                Vice President of Product
                                                              Development


         Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of the Company serve at the pleasure of the Company's Board of Directors (the "Board").

         The following sets forth certain biographical information with respect to the directors and executive officers of the Company.

MARVIN S. HAUSMAN, M.D. Marvin Hausman has served as a Director and President & CEO of the Company since January 1999, and as a Director and President & CEO of the predecessor company, Axonyx Inc., from January 1997 to December 1998. At the 1999 Annual Meeting of Stockholders held on September 17, 1999 Dr. Hausman was reelected as a director of Axonyx to serve until the 2000 Annual Meeting of Stockholders. At a Board Meeting on September 17, 1999, Dr. Hausman was reelected as President and Chief Executive Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2000 Annual Meeting of Stockholders. Dr. Hausman was a founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products. He has thirty years experience in drug development and clinical care. Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb. Since October 1995 Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company. He was a member of the board of directors of Medco Research, Inc. from May 1996 to July 1998. Dr Hausman has been a member of the board of directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, since March 1996.

ALBERT D. ANGEL, ESQ. Albert Angel has served as Chairman of the Board of Directors of the Company since January 1999 and served as Chairman of the Board of Directors of the predecessor company, Axonyx Inc., from April 1997 to December 1998. At the 1999 Annual Meeting of Stockholders held on September 17, 1999 Mr. Angel was reelected as a director of Axonyx to serve until the 2000 Annual Meeting of Stockholders. Mr. Angel has more than 30 years of experience in the pharmaceutical and biotechnology fields, primarily at Merck & Co., Inc. Mr. Angel received his law degree from Yale Law School in 1960 and, after army service, was with the firm of Hughes Hubbard Blair & Reed until 1967. Mr. Angel joined Merck in 1967 as Latin American attorney and served successively as European Counsel and International Counsel until 1977 when he relocated to London as Vice-President of Merck Sharp & Dohme (Europe), Inc. During the next 8 years he served first as Regional Director responsible for Merck's Scandinavian businesses and then as Chairman and Managing Director of Merck Sharp & Dohme Limited responsible for business activities in the United Kingdom, Ireland and Anglophone Africa. From 1985 to 1993 Mr. Angel served as Vice-President, Public Affairs for Merck & Co., Inc. Since 1993 Albert Angel has been President of Angel Consulting and since November 1994 Mr. Angel has been a partner in Naimark & Associates, both of which provide management, marketing, planning and public affairs advice to pharmaceutical and biotechnology companies. He is also vice-chair of the National Board of Trustees of the National Jewish Medical and Research Center (Denver, Colorado). Mr. Angel intends to devote at least 30% of his time to the Company.

CHRISTOPHER WETHERHILL Christopher Wetherhill has served as a Director of the Company since January 1999 and served as a Director of the predecessor company, Axonyx Inc., from August 1997 to December 1998. At the 1999 Annual Meeting of Stockholders held on September 17, 1999 Mr. Wetherhill was reelected as a director of Axonyx to serve until the 2000 Annual Meeting of Stockholders. From 1971 until 1977 he was the manager of the accounting and management services department at Arthur Young & Co., now Ernst & Young, Bermuda. From 1977 to 1981, he was a director and financial controller of Offshore Contractors (Bermuda) Limited, a Bermuda company involved in offshore oil platform construction and shipping. He is a Fellow of the Institute of Chartered Accountants in England and Wales, a member of the Bermudian and Canadian Institutes of Chartered Accountants, and a Fellow of the Institute of Directors and Freeman of the City of London. Since September 21, 1994, Mr. Wetherhill has been the managing director of Boundary Bay Investments Limited, a major shareholder of the Company. Mr. Wetherhill is a chartered accountant and from September 1981 to June 1996, he was the President and Chief Executive Officer of Hemisphere Management Limited of Bermuda, a corporate management company. From June 1996 to the present Mr. Wetherhill has been President & CEO of MRM Financial Services Ltd. (the parent company of Hemisphere Management Limited).

MICHAEL M. STRAGE, ESQ. Mr. Strage has been a Director, Vice President and Treasurer of the Company since January 1999 and was a Director and Vice President of the predecessor company, Axonyx Inc., from January 1997 to December 1998. He served as Axonyx Inc.'s Secretary from January 1997 until September 1998, and as Treasurer until the merger in December 1998. At the 1999 Annual Meeting of Stockholders held on September 17, 1999 Mr. Strage was reelected as a director of Axonyx to serve until the 2000 Annual Meeting of Stockholders. At a Board Meeting on September 17, 1999, Mr. Strage was reelected as Vice President, Treasurer and Chief Administrative Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2000 Annual Meeting of Stockholders. Michael Strage is an attorney with experience in corporate transactions, commercial and securities law, and litigation. From August 1986 to March 1991 Mr. Strage was an assistant district attorney at the Manhattan District Attorney's office. From April 1991 until March 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft. From April 1996 to August 1998 Mr. Strage was an employee at Espey & Associates, Inc., a New York firm, where he was involved in structuring several transnational securities placements.

MICHAEL R. ESPEY, ESQ. Mr. Espey has been a Director, Vice President and Secretary of the Company since January 1999 and was a Director and Vice President of the predecessor company, Axonyx Inc., since January 1997. He served as Axonyx Inc.'s Treasurer from January 1997 until September 1998, and as Secretary until the merger in December 1998. At the 1999 Annual Meeting of Stockholders held on September 17, 1999 Mr. Espey was reelected as a director of Axonyx to serve until the 2000 Annual Meeting of Stockholders. At a Board Meeting on September 17, 1999, Mr. Espey was reelected as Vice President and Secretary of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2000 Annual Meeting of Stockholders. Michael Espey is an attorney based in Seattle, Washington with extensive experience in securities law and investment banking. From October 1994 to December 1995 Mr. Espey served as General Counsel for the securities firm of Lee, Van Dyk, Zivarts, Pingree & Co. in Seattle. From January 1996 to March 1996 Mr. Espey was a self-employed attorney practicing corporate and securities law. From April 1996 to August 1998 Mr. Espey worked at Espey & Associates, Inc. a New York firm where he was involved in structuring several transnational securities placements.

ROBERT G. BURFORD, PH.D., F.A.C.A. On December 3, 1999, the Board of Directors of Axonyx elected Dr Burford as Vice President for Product Development, to serve until the Board of Directors meeting to be held as soon as possible after the 2000 Annual Meeting of Stockholders. Dr. Burford has 32 years of experience in pharmaceutical development, having successfully managed drug development programs for G.D. Searle and Co., Biovail Corporation International, and other major pharmaceutical companies. Most recently he successfully directed the clinical development of Tiazac-TM-, a drug for the treatment of hypertension that was launched by Forest Laboratories, and now commands 15% of the market.

         Michael Strage is married to Michael Espey's sister. There are no other family relationships between any of the officers and directors.

         The Company has constituted Audit, Nominating and Compensation Committees. The Audit Committee consists of Messrs. Christopher Wetherhill and Albert Angel, who are both outside directors. The Nominating Committee consists of Messrs. Marvin Hausman and Albert Angel. The Compensation Committee consists of Messrs. Albert Angel, Marvin Hausman and Christopher Wetherhill.

         The Audit Committee oversees the Company's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The Board of Directors of Axonyx is considering the adoption of a written Charter for its Audit Committee, but has not yet formally adopted a written Charter. The Nominating Committee makes proposals to the full Board concerning the hiring or engagement of directors, officers and certain employee positions. The Compensation Committee makes proposals to the full Board for officer compensation programs, including salaries, option grants and other forms of compensation. It is expected that these committees will meet periodically on an informal basis

B.       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         The following reporting persons subject to Section 16(a) failed to file reports on a timely basis. Robert G. Burford, Ph.D., Vice President, Product Development, failed to file a required Form 3 upon his election as an officer of the Company on a timely basis. Albert D. Angel, Chairman of the Board of Directors, failed to file the required Form 4 on a timely basis, in relation to his purchase of four units in a private placement, consisting of shares of common stock and common stock purchase warrants of the Company. Christopher Wetherhill, a director of the Company, failed to file a required Form 4 on a timely basis, in relation to two transactions, purchase of shares of common stock and common stock purchase warrants of the Company and conversion of a convertible note into shares of common stock of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

A.       SUMMARY COMPENSATION TABLE

         The Company, in its pre-merger period during fiscal year 1998, did not pay any cash compensation to its executive officers.

         Below is the aggregate annual remuneration of each of the highest paid persons who were executive officers of Axonyx Inc., the Company's pre-merger predecessor, during Axonyx Inc.'s last two fiscal years ended December 31, 1998 and December 31, 1999.

                           SUMMARY COMPENSATION TABLE


-------------------------------------------------------------------------------------------------------------
                                      Annual Compensation              Long Term Compensation
                        ---------------------------------------------------------------------------
                                                                          Awards           Payouts
                                                                 ---------------------------------
                                                        Other    Restricted  Securities
  Name and principal                                   annual     stock       underlying   LTIP     All
       position          Year    Salary      Bonus      compen     award(s)    Options/    payouts  other
                                   ($)        ($)       sation       ($)       SARs (#)      ($)    compen
                                                                                                    sation
                                                          ($)                                         ($)
         (a)             (b)       (c)        (d)         (e)        (f)          (g)        (h)      (i)
----------------------- ------- ---------- ----------- ---------- ----------- ------------ -------- ---------
Marvin S. Hausman
Dir., Pres. & CEO       1998    $      0   $      0    $0         $0                0      $0       $     0
                        ------- ---------- ----------- ---------- ----------- ------------ -------- ---------

                        1999    $125,000   $150,000    $0         $0          200,000      $0       $     0
                        ------- ---------- ----------- ---------- ----------- ------------ -------- ---------
Michael M. Strage
Dir., V.P., Treas. (2)  1998    $      0   $     0     $0         $0                0      $0       $28,000
                        ------- ---------- ----------- ---------- ----------- ------------ -------- ---------

                        1999    $100,000   $45,000     $0         $0           40,000      $0       $     0
                        ------- ---------- ----------- ---------- ----------- ------------ -------- ---------


(1) Column (i): Michael M. Strage received a consulting fee of $7,000 per month for four months in 1998.

B.       OPTION/SAR GRANTS IN FISCAL YEAR 1999



                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------

                                             Individual Grants
-------------------------------------------------------------------------------------------------------------
           Name              Number of securities      Percent of total       Exercise or   Expiration date
                             underlying Options/     options/ SARs granted    base price
                               SARs granted (#)     to employees in fiscal      ($/Sh)
                                                             year
           (a)                       (b)                      (c)                 (d)             (e)
--------------------------- ----------------------- ------------------------ -------------- -----------------
Marvin S. Hausman (1)                  200,000      55.10%                   $3.11          1/1/04
                            ----------------------- ------------------------ -------------- -----------------
Michael M. Strage (2)                   40,000      11.02%                   $2.88          1/1/09
                            ----------------------- ------------------------ -------------- -----------------


(1) On January 13, 1999, the Company granted 200,000 Incentive Stock Options exercisable at $3.11 per share to Marvin S. Hausman, President & CEO of the Company, with 50,000 options vesting immediately, 50,000 vesting on January 1, 2000, 50,000 vesting on January 1, 2001, and 50,000 vesting on January 1, 2002.

(2) On January 13, 1999, the Company granted 40,000 Incentive Stock Options exercisable at $2.88 per share to Michael M. Strage, Vice President & Treasurer of the Company, with 10,000 options vesting immediately, 10,000 vesting on January 1, 2000, 10,000 vesting on January 1, 2001, and 10,000 vesting on January 1, 2002.

         No free standing Stock Appreciation Rights ("SARs") were granted to any executive officers in fiscal year 1999.

C.       OPTION/SAR EXERCISES AND FISCAL 1999 YEAR END OPTION/SAR VALUES

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


   -------------------------------------------------------------------------------------------------------------
                                               Shares acquired   Value            Number of         Value of
                                               on exercise (#)   realized ($)     securities      unexercised
                                                                                  underlying      in-the-money
                                                                                 unexercised      options/SARs
                                                                               options/SARs at     at fiscal
                                                                               fiscal year end    year end ($)
                                                                                     (#)
                                                                               ----------------- ---------------

                      Name                                                       Exercisable/     Exercisable/
                                                                                unexercisable    unexercisable

                      (a)                            (b)             (c)             (d)              (e)

                                               ----------------- ------------- ----------------- ---------------
   Marvin S. Hausman, M.D., Pres. & CEO        0                 $0             50,000/          $257,000/
                                                                               150,000           $771,000
                                               ----------------- ------------- ----------------- ---------------
   Michael M. Strage, V.P. & Treasurer         0                 $0             10,000           $ 53,700/
                                                                                30,000           $161,100
                                               ----------------- ------------- ----------------- ---------------

                                               ----------------- ------------- ----------------- ---------------

                                               ----------------- ------------- ----------------- ---------------

   ------------------------------------------- ----------------- ------------- ----------------- ---------------


         There were no exercises of options by any executive officers in the fiscal year 1999.

D.       LONG TERM INCENTIVE PLAN

         Axonyx does not have a Long-Term Incentive Plan (LTIP) and therefore did not award any LTIPs in the fiscal year 1999.

E.       COMPENSATION OF DIRECTORS

         The Company pays its non-employee directors (Mssrs. Angel, and Wetherhill) $500.00 for each Board Meeting attended in person and $250.00 for each Board Meeting attended by telephone. Directors are also reimbursed for their out-of-pocket expenses incurred to attend meetings. Directors were not compensated in any manner during the fiscal year 1998.

         The non-employee directors of Axonyx were granted stock options in fiscal year 1999 under the Axonyx 1998 Stock Option Plan.

         The Company granted 300,000 Non-Statutory Stock Options exercisable at $2.88 per share to Albert D. Angel, Chairman of the Board, with 75,000 vesting immediately, 75,000 vesting on January 1, 2000, 75,000 vesting on January 1, 2001, and 75,000 vesting on January 1, 2002. On January 13, 1999, Mr. Angel transferred all right, title and interest in these options to the Angel Brothers Partnership, a partnership consisting of Mr. Angel's adult sons. Albert Angel disclaims any beneficial ownership of the options.

         The Company granted 40,000 Non-Statutory Stock Options exercisable at $2.88 per share to Christopher Wetherhill, a director of the Company, with 10,000 options vesting immediately, 10,000 vesting on January 1, 2000, 10,000 vesting on January 1, 2001, and 10,000 vesting on January 1, 2002.

F. EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Marvin S. Hausman, M.D., President & CEO. In January 1999, the Company came to an oral agreement with Marvin Hausman whereby Dr. Hausman agreed to serve as President & CEO of the Company and as a Director of the Company for an annual salary of $125,000. In December 1999, the Board of Directors, upon the recommendation of the Compensation Committee, awarded Dr. Hausman a bonus for the year 1999 in the amount of $150,000, and increased Dr. Hausman's salary for the year 2000 to $190,000 per year. On January 13, 1999, the Board of Directors, upon the recommendation of the Compensation Committee, granted Dr. Hausman 200,000 Incentive Stock Options exercisable at $3.11 per share, with 50,000 options vesting immediately, 50,000 vesting on January 1, 2000, 50,000 vesting on January 1, 2001, and 50,000 vesting on January 1, 2002.

         Michael M. Strage, Vice President & Treasurer. In January 1999, the Company came to an oral agreement with Michael Strage whereby Mr. Strage agreed to serve as Vice President & Treasurer of the Company and as a Director of the Company for an annual salary of $100,000. In July 1999, Michael Strage was awarded a merit bonus of $25,000. In December 1999, Mr. Strage was awarded a year-end bonus for the year 1999 in the amount of $20,000. On January 13, 1999, the Board of Directors, upon the recommendation of the Compensation Committee, granted Michael Strage 40,000 Incentive Stock Options exercisable at $2.88 per share, with 10,000 options vesting immediately, 10,000 vesting on January 1, 2000, 10,000 vesting on January 1, 2001, and 10,000 vesting on January 1, 2002.

         Axonyx does not have any arrangements with its executive officers triggered by termination of employment or change in control other than the following. All options granted under the 1998 Stock Option Plan, including those to its executive officers, provide for accelerated vesting upon a change in control, among other events, unless the options are either assumed by the successor corporation or are replaced by a comparable cash incentive program of the successor corporation based on the value of the option upon the change in control event.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's shares of common stock as of March 8, 2000 (a) by each person known to the Company to own beneficially 5% or more of any class of the Company's securities, including those shares subject to outstanding options, (b) by each of the Company's officers and directors and
(c) by all officers and directors of the Company as a group. As of March 8, 2000 there were 14,065,419 shares of common stock of the Company issued and outstanding.


                                    NUMBER OF SHARES
NAME OF                             BENEFICIALLY
BENEFICIAL OWNER                    OWNED                     PERCENT OF CLASS
----------------                    --------                  ----------------
Marvin S. Hausman, M.D. (2)         2,113,500                 14.89%

Christopher Wetherhill (3)          1,159,000                  8.21%

Albert D. Angel (4)                   524,000                  3.72%

Michael M. Strage (5)                 280,000                  1.99%

Michael R. Espey (6)                  280,000                  1.99%

Robert G. Burford, Ph.D. (7)           22,500                  0.16%

All directors and executive         ---------                 ------------
officers (six persons) as a group   4,379,000                 30.57%
                                    ---------                 ------------

Steven C. Espey (8)                 2,050,000                 14.58%

Boundary Bay Investments Ltd. (9)   1,008,000                  7.15%

--------------------------------
(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified above is 825 Third Avenue, 40th Floor, New York, NY 10022. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all the Shares beneficially owned by them.

(2) Marvin S. Hausman, M.D. was a founder of the Company and currently serves as the President and Chief Executive Officer. Includes: (i) 1,988,500 shares owned by Dr. Hausman; (ii) 100,000 vested but unexercised options exercisable at $3.11 per share granted on January 13, 1999, and (iii) 25,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000. Does not include (i) 30,000 shares gifted to Dr. Hausman's three adult children, with 10,000 to each in November 1999, (ii) 250 shares gifted to Roberta Matta in November 1999, (iii) 100,000 unvested options exercisable at $3.11 per share granted on January 13, 1999 and (iv) 75,000 unvested options exercisable at $11.50 per share granted on granted on January 10, 2000.

(3) Christopher Wetherhill is a Director of the Company. Includes (i) 107,500 shares held in Mr. Wetherhill's name; (ii) 1,008,000 shares held by Boundary Bay Investments Ltd.

         ("BBI"). Mr. Wetherhill holds a controlling position as the Managing Director of BBI and is the sole beneficial owner; (iii) 24,000 common stock purchase warrants exercisable at $11.00 per share held by BBI; and (iv) 20,000 vested but unexercised options exercisable at $2.88 per share granted on January 13, 1999 held in Mr. Wetherhill's name. Does not include 20,000 unvested options exercisable at $2.88 per share granted on January 13, 1999. Mr. Wetherhill's address is 9 Church Street, Hamilton HM 11, Bermuda.

(4) Albert D. Angel is the Chairman of the Board of Directors of the Company. All shares are owned by Mr. Angel. Includes (i) 516,000 shares owned by Mr. Angel, and (ii) 8,000 common stock purchase warrants exercisable at $11.00 per share purchased in a private placement on September 28, 1999. Does not include: (i) 300,000 non-statutory stock options exercisable at $2.88 per share granted to Mr. Angel on January 13, 1999 that he transferred to the Angel Brothers Partnership on the same day, including 75,000 vested but unexercised options, and (ii) 100,000 non-statutory stock options exercisable at $11.50 per share granted to Mr. Angel on January 10, 2000 that he transferred to the Angel Brothers Partnership on January 12, 2000, including 25,000 vested but unexercised options. The Angel Brothers Partnership is a partnership consisting of Mr. Angel's adult sons. Mr. Angel disclaims any beneficial ownership in the Angel Brothers Partnership. Mr. Angel's address is 4 Rocky Way Llewellyn Park, West Orange, N.J. 07052.

(5) Michael M. Strage was a co-founder of the Company and currently serves as Vice President and Treasurer. Includes (i) 250,000 shares owned by Mr. Strage; (ii) 20,000 vested but unexercised options exercisable at $2.88 per share granted on January 13, 1999, (iii) 10,000 vested but unexercised options exercisable at $11.50 per share. Does not include:
         (i) 20,000 unvested options exercisable at $2.88 per share granted on January 13, 1999, and (ii) 30,000 unvested options exercisable at $11.50 per share granted on January 10, 2000.

(6) Michael R. Espey was a co-founder of the Company and currently serves as Vice President and Secretary. Includes (i) 250,000 shares owned by Mr. Espey; (ii) 20,000 vested but unexercised options exercisable at $8.50 per share granted on June 7, 1999, and (iii) 10,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000. Does not include 30,000 unvested options exercisable at $11.50 granted on January 10, 2000. Michael Espey's address is 1001 4th Avenue Plaza, Suite 3228, Seattle, WA 98154.

(7) Robert G. Burford, Ph.D. serves as Axonyx's Vice President, Product Development. Includes (i) 2,500 vested by unexercised options exercisable at $4.70 granted on March 25, 1999, (ii) 7,500 vested by unexercised options exercisable at $7.20 granted on October 1, 1999 and
         (iii) 12,500 vested but unexercised options exercisable at $8.125 per share granted on November 1, 1999. Does not include 87,5000 unvested options exercisable at $8.125 on November 1, 1999.

(8) Steven C. Espey was a founder of the Company. Steven Espey is Michael Espey's stepfather. All shares are owned by Mr. S. Espey. Mr. Espey's address is 358 East 69th Street, New York, NY 10021.

(9) Boundary Bay Investments Ltd. is a Cayman Islands corporation beneficially owned by Christopher Wetherhill, a director of the Company. Includes (i) 1,008,000 shares issued in the name of BBI; and
         (ii) and 24,000 common stock Purchase Warrants exercisable at $11.00 per share. The address of BBI is 3rd Floor Harbour Centre, George Town, Grand Cayman, Cayman Islands, B.W.I.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 27, 1998, the Company issued a Nine Percent Convertible Note to Boundary Bay Investments Ltd. (BBI) in the amount of $125,000, evidencing a loan from BBI in that amount. This loan is convertible at $4.00 per share of common stock (pre-split). The loan bore interest at 9% per annum, with interest payments due annually. The Note was subsequently converted into shares of common stock (see below).

         On September 1, 1998, Axonyx Inc. issued a Nine Percent Convertible Note to Boundary Bay Investments Ltd. in the amount of $75,000.00, evidencing a loan from BBI in that amount. This loan was convertible at $4.00 per share of common stock (pre-split). The Note bore interest at 9% per annum, with interest payments paid annually. The Note was subsequently converted into shares of common stock (see below).

         On May 20, 1999, the Company initiated an equity offering of units to a limited number of accredited and otherwise qualified investors based on their financial resources and knowledge of investments, with each unit priced at $25,000 per unit. Each unit ("Unit") consisted of 4,000 shares of common stock, par value $0.001 (the "Shares"), and 2,000 common stock purchase warrants (the "Warrants") at a price of $25,000 per Unit. Each Warrant entitles the holder to purchase one Share at a price of $11.00 until their expiration on August 1, 2004. As of October 25, 1999, the termination date of the private offering, the Company had sold 171 Units. On September 28, 1999, Albert D. Angel, the Chairman of the Board of Directors of Axonyx purchased 4 Units in this private placement and was issued 16,000 Shares and 8,000 Warrants. On September 30, 1999, Boundary Bay Investments Ltd., a major shareholder of Axonyx beneficially owned by Christopher Wetherhill, a director of Axonyx, purchased 12 Units in this private placement, and was issued 48,000 Shares and 24,000 Warrants.

         On September 22, 1999 Boundary Bay Investments Ltd. elected to convert its two Nine Percent Convertible Notes in an aggregate principal amount of $200,000, into 100,000 shares of common stock at a post split conversion price of $2.00 per share. The Company issued 100,000 shares to BBI on September 27, 1999.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-KSB.

REPORTS ON FORM 8-K.

         No reports on Form 8-K during the three months ending December 31, 1999.

                                   AXONYX INC.
                                INDEX TO EXHIBITS

Exhibits      Description of Document
--------      -----------------------

2.1* Agreement of Merger between Axonyx Inc. and Ionosphere, Inc. dated December 23, 1998

2.2* Articles of Merger (Delaware) dated December 28, 1998 and Certificate of Correction dated March 10, 1999

2.3*          Articles of Merger (Nevada) dated December 28, 1998

3.1*          Restated Articles of Incorporation dated January 26, 1999

3.2*          By-Laws

4.1*          Form of Common Stock Purchase Warrant AXW

4.2*          Form of Registration Rights Agreement 1998

4.3           Form of Common Stock Purchase Warrant AXB

4.4           Form of Registration Rights Agreement 1999

4.5* Nine Percent Convertible Note issued by Axonyx Inc. to Boundary Bay Investments Ltd. dated April 27, 1998 in the amount of $125,000.

4.6* Nine Percent Convertible Note issued by Axonyx Inc. to Boundary Bay Investments Ltd. dated September 1, 1998 in the amount of $75,000.

10.1*         1998 Stock Option Plan

10.2** Patent License Agreement- Exclusive between the Public Health Service and CURE, LLC dated January 31, 1997

10.3* License Agreement between the Axonyx Inc. and CURE, LLC dated February 27, 1997

10.4* Research and License Agreement between the Axonyx Inc. and New York University dated April 1, 1997

10.5*         Amendment to Research and License Agreement between Axonyx Inc.
              and New York University dated August 25, 1998

10.6**** Second Amendment to Research and License Agreement between Axonyx Inc. and New York University dated March 19, 1999.

10.7** Financial Consulting Agreement between Axonyx Inc. and Intertrend Management, Ltd. dated November 6, 1998.

10.8*** Development Agreement and Right to License between Axonyx Inc. and Applied Research Systems ARS Holding N.V. dated May 19, 1999.

10.9* Lease Agreement between Axonyx Inc. and Business Service Center of Seattle dated January 28, 1999

10.10 Occupancy Agreement between Axonyx Inc., J.A. Bernstein & Co. and The Garnet Group, Inc. dated December 14, 1999.

10.11         Letter Agreement between Axonyx Inc. and J.A. Bernstein & Co.
              dated December 9, 1999.

16.1**        Letter from Barry L. Friedman, P.C. dated July 28, 1999

16.2**        Letter from James E. Slayton, CPA dated August 9, 1999

27.1          Financial Data Schedule

-------------------

     * Incorporated by reference to the corresponding exhibits in the Registration Statement on Form 10-SB previously filed by the Company on March 17, 1999 (File no. 000-25571).

     ** Incorporated by reference to the corresponding exhibits in the Registration Statement on Form 10-SB, Amendment No. 1, previously filed by the Company on August 10, 1999 (File no. 000-25571).

     *** Incorporated by reference to Form 8-K previously filed by the Company on June 1, 1999.

     **** Incorporated by reference to Form 10-Q previously filed by the Company on June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stevenson, Washington on this 9th of March, 2000.

                                       AXONYX INC.

                                       By:  /S/ MARVIN S. HAUSMAN, M.D.
                                          --------------------------------------
                                            Marvin S. Hausman, M.D.
                                            President & Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB to be signed below by the following persons in the capacities indicated below on this 9th of March, 2000.


                  SIGNATURE                                   TITLE
                  ---------                                   -----
         /s/  MARVIN S. HAUSMAN, M.D.                Director, President & Chief Executive
   --------------------------------------            Officer (Principal Executive Officer)
         Marvin S. Hausman, M.D.

         /S/  MICHAEL M. STRAGE                      Director, Vice President & Chief
   --------------------------------------            Administrative Officer, Treasurer
         Michael M. Strage                           (Principal Financial Officer)


         /S/  MICHAEL R. ESPEY                       Director, Vice President & Secretary
   --------------------------------------
         Michael R. Espey



                                   AXONYX INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

AXONYX INC.
(a development stage company)

CONTENTS

                                                                                                     PAGE
                                                                                                     ----
FINANCIAL STATEMENTS

   Independent auditors' report                                                                       F-1

   Balance sheet as of December 31, 1999                                                              F-2

   Statements of operations for the years ended December 31, 1999, 1998 and for the period
      January 9, 1997 (commencement of operations) through December 31, 1999                          F-3

   Statements of changes in stockholders' equity for the years ended December 31, 1999, 1998
      and for the period January 9, 1997 (commencement of operations) through December 31, 1997       F-4

   Statements of cash flows for the years ended December 31, 1999, 1998 and for the period
      January 9, 1997 (commencement of operations) through December 31, 1999                          F-5

   Notes to financial statements                                                                      F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Axonyx Inc.

We have audited the accompanying balance sheet of Axonyx Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1999 and 1998 and for the period January 9, 1997 (commencement of operations) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Axonyx Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years ended December 31, 1999 and 1998 and for the period January 9, 1997 (commencement of operations) through December 31, 1999 in accordance with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
February 9, 2000

AXONYX INC.
(a development stage company)


BALANCE SHEET
DECEMBER 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                                         $  5,409,000
   Stock subscriptions receivable (collected in January and February 2000)                298,000
   Other assets                                                                            22,000
                                                                                     ------------
      Total current assets                                                              5,729,000

Equipment, net of accumulated depreciation of $3,000                                       15,000
                                                                                     ------------
                                                                                     $  5,744,000
                                                                                     ============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                             $    353,000
   Deferred revenue                                                                       104,000
                                                                                     ------------
      Total current liabilities                                                           457,000
                                                                                     ------------
Commitments

STOCKHOLDERS' EQUITY (Note A)
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common stock - $.001 par value, 25,000,000 shares authorized; 13,579,076 shares
  issued and outstanding (including 305,074 shares issuable)                               13,000
Additional paid-in capital                                                             11,655,000
Unearned compensation - stock/options                                                     (29,000)
Deficit accumulated during the development stage                                       (6,352,000)
                                                                                     ------------
      Total stockholders' equity                                                        5,287,000
                                                                                     ------------
                                                                                     $  5,744,000


SEE NOTES TO FINANCIAL STATEMENTS                                            F-2

AXONYX INC.
(a development stage company)


STATEMENTS OF OPERATIONS

                                                                                                            JANUARY 9,
                                                                                                              1997
                                                                                                          (COMMENCEMENT
                                                                              YEAR ENDED                  OF OPERATIONS)
                                                                              DECEMBER 31,                   THROUGH
                                                                     -------------------------------       DECEMBER 31,
                                                                         1999              1998                1999
                                                                     ------------       ------------       ------------
Revenue                                                              $    146,000                          $    146,000
                                                                     ------------                          ------------
Costs and expenses:
   Research and development (including equity related
      charges of $2,256,000 in 1999 and $23,000 in 1998)                3,000,000       $    353,000          3,835,000
   General and administrative (including equity related charges
      of $849,000 in 1999 and $95,000 in 1998)                          2,206,000            289,000          2,711,000
                                                                     ------------       ------------       ------------
                                                                        5,206,000            642,000          6,546,000
                                                                     ------------       ------------       ------------
Loss from operations                                                   (5,060,000)          (642,000)        (6,400,000)
Interest expense                                                          (13,000)           (10,000)           (23,000)
Interest income                                                            71,000                                71,000
                                                                     ------------       ------------       ------------
NET LOSS/COMPREHENSIVE LOSS                                          $ (5,002,000)      $   (652,000)      $ (6,352,000)
                                                                     ============       ============       ============
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED                              $(.39)             $(.07)
                                                                     ============       ============
WEIGHTED AVERAGE SHARES -- BASIC AND DILUTED                           12,668,000          9,886,000
                                                                     ============       ============


SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

AXONYX INC.
(a development stage company)


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Note A)


                                                                                 COMMON STOCK
                                                                      --------------------------------
                                                                         NUMBER                               ADDITIONAL
                                                                           OF                                  PAID-IN
                                                                         SHARES             AMOUNT             CAPITAL
                                                                      ------------       --------------      ------------
Issuance of founders' common stock at $.001 per share                    7,900,000       $        8,000      $     (6,000)
Issuance of common stock -- March 5, 1997 at $.40 per share              1,000,000                1,000           399,000
Issuance of common stock to New York University and
   scientists at $.40 per share for services -- April 1, 1997              600,000                1,000           239,000
Common stock issued to Director -- August 27, 1997                         500,000                                190,000
Stock options granted                                                                                              57,000
Amortization
Net loss
                                                                      ------------       --------------      ------------
BALANCE -- DECEMBER 31, 1997                                            10,000,000               10,000           879,000
Issuance of common stock and warrants (net of expenses of
   $16,000) -- October 9, 1998 to December 31, 1998 at
   $25,000 per unit                                                      1,020,000                1,000         2,533,000
Shares deemed issued to stockholders (net of costs of $52,000) --
   December 28, 1998                                                     1,200,002                1,000           (49,000)
Amortization
Net loss
                                                                      ------------       --------------      ------------
BALANCE -- DECEMBER 31, 1998                                            12,220,002               12,000         3,363,000
Issuance of common stock and warrants (net of expenses of
   $5,000) -- January 1999                                                  10,000                                 20,000
Issuance of common stock and warrants -- October 1999                       20,000                                100,000
Issuance of common stock and warrants (net of expenses of
   $243,000) -- May 24, 1999 to December 31, 1999                          820,000                1,000         4,879,000
Issuance of stock for services -- June 1999                                104,000                                858,000
Stock options granted                                                                                             270,000
Common stock issued on conversion of notes -- September 1999               100,000                                200,000
Shares issuable to New York University and scientists                      305,074                              1,965,000
Amortization
Net loss
                                                                      ------------       --------------      ------------
BALANCE -- DECEMBER 31, 1999                                            13,579,076       $       13,000      $ 11,668,000
                                                                      ============       ==============      ============


                                                                                             DEFICIT
                                                                        UNEARNED           ACCUMULATED
                                                                      COMPENSATION -        DURING THE            TOTAL
                                                                          STOCK/            DEVELOPMENT        STOCKHOLDERS'
                                                                         OPTIONS               STAGE              EQUITY
                                                                      --------------       --------------       -----------
Issuance of founders' common stock at $.001 per share                                                           $     2,000
Issuance of common stock -- March 5, 1997 at $.40 per share                                                         400,000
Issuance of common stock to New York University and
   scientists at $.40 per share for services -- April 1, 1997                                                       240,000
Common stock issued to Director -- August 27, 1997                    $     (190,000)                                     0
Stock options granted                                                        (57,000)                                     0
Amortization                                                                  88,000                                 88,000
Net loss                                                                                                           (698,000)
                                                                      --------------       --------------       -----------
BALANCE -- DECEMBER 31, 1997                                                (159,000)            (698,000)           32,000
Issuance of common stock and warrants (net of expenses of
   $16,000) -- October 9, 1998 to December 31, 1998 at
   $25,000 per unit                                                                                               2,534,000
Shares deemed issued to stockholders (net of costs of $52,000) --
   December 28, 1998                                                                                                (48,000)
Amortization                                                                 118,000                                118,000
Net loss                                                                                         (652,000)         (652,000)
                                                                      --------------       --------------       -----------
BALANCE -- DECEMBER 31, 1998                                                 (41,000)          (1,350,000)        1,984,000
Issuance of common stock and warrants (net of expenses of
   $5,000) -- January 1999                                                                                           20,000
Issuance of common stock and warrants -- October 1999                                                               100,000
Issuance of common stock and warrants (net of expenses of
   $230,000) -- May 24, 1999 to December 31, 1999                                                                 4,880,000
Issuance of stock for services -- June 1999                                                                         858,000
Stock options granted                                                       (270,000)                                     0
Common stock issued on conversion of notes -- September 1999                                                        200,000
Shares issuable to New York University and scientists                                                             1,965,000
Amortization                                                                 282,000                                282,000
Net loss                                                                                       (5,002,000)       (5,002,000)
                                                                      --------------       --------------       -----------
BALANCE -- DECEMBER 31, 1999                                          $      (29,000)      $   (6,352,000)      $ 5,319,000
                                                                      ==============       ==============       ===========



SEE NOTES TO FINANCIAL STATEMENTS                                           F-4

AXONYX INC.
(a development stage company)


STATEMENTS OF CASH FLOWS

                                                                                                  JANUARY 9,
                                                                                                     1997
                                                                                                 (COMMENCEMENT
                                                                          YEAR ENDED             OF OPERATIONS)
                                                                         DECEMBER 31,                THROUGH
                                                                -----------------------------       DECEMBER 31,
                                                                    1999             1998              1999
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(5,002,000)      $  (652,000)      $(6,352,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                               284,000           118,000           491,000
        Stock and options for services                            2,823,000                           3,063,000
        Changes in:
           Other current assets                                     (18,000)                            (18,000)
           Accrued expenses and deferred revenue                    328,000            67,000           457,000
                                                                -----------       -----------       -----------
              Net cash used in operating activities              (1,585,000)         (467,000)       (2,359,000)
                                                                -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                            (16,000)                            (18,000)
                                                                -----------                         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible notes payable                                            200,000           200,000
   Net proceeds from issuance of common stock and warrants        5,452,000         1,854,000         7,638,000
   Cost of merger                                                                     (52,000)          (52,000)
                                                                -----------       -----------       -----------
              Net cash provided by financing activities           5,452,000         2,002,000         7,786,000
                                                                -----------       -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         3,851,000         1,535,000         5,409,000
Cash and cash equivalents at beginning of period                  1,558,000            23,000
                                                                -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 5,409,000       $ 1,558,000       $ 5,409,000
                                                                ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                       $    23,000                         $    23,000

NONCASH FINANCING ACTIVITIES:
   Notes converted into common shares                           $   200,000                         $   200,000


SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE A - THE COMPANY

lonosphere, Inc. ("lonosphere"), an inactive corporation, was incorporated in the State of Nevada on July 29, 1997. Effective December 28, 1998, Axonyx Inc. ("Axonyx" or the "Company"), a Delaware corporation (formed September 1996), merged into Ionosphere. The merger was consummated through an exchange of shares that resulted in the former Axonyx stockholders receiving control of Ionosphere. The merger has been treated as a capital transaction for accounting purposes. In connection therewith, Axonyx's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Ionosphere in the transaction while Axonyx's historical accumulated deficit was carried forward. The operations reflect those of Axonyx from the commencement of its operations (January 9, 1997). On December 28, 1998, Ionosphere changed its name to Axonyx Inc. The Company's efforts are devoted to the discovery, development and acquisition of proprietary pharmaceutical compounds and new technologies useful for the treatment of cognitive disorders including Alzheimer's Disease.

The Company is subject to those risks associated with development stage companies. The Company has sustained recurring losses since inception and additional financing will be required by the Company to fund its research and development activities and to support operations beyond December 31, 2000. However, there is no assurance that the Company will develop a commercial product, and that the Food and Drug Administration will grant approval to the Company's products or that profitable operations can be attained.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]      CASH EQUIVALENTS:

         The Company considers all money market accounts and time deposits with a maturity of three months or less at the time of purchase to be cash equivalents.

[2]      EQUIPMENT:

         Equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight-line method over its estimated useful life of five years.

[3]      RESEARCH, DEVELOPMENT AND PATENT:

         Research and development costs including certain costs related to patent applications are charged to operations as incurred.

[4]      USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

[5]      REVENUE RECOGNITION:

         The Company defers recognition of revenue from up-front fees unless they represent the culmination of a separate earnings process. Such fees are recognized in income over the term of the arrangement.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]      STOCK-BASED COMPENSATION:

         The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to apply the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its employees' stock options.

[7]      NET LOSS PER COMMON SHARE:

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options, warrants and convertible securities are not included in the calculation of diluted loss per share, except certain anti-dilution options which are exercisable for nominal consideration under the terms of the agreements with certain stockholders (see
         Note F[6]).

[8]      COMPREHENSIVE LOSS:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the reporting of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company had no such other comprehensive items to report.

[9]      CONCENTRATION OF CREDIT RISK:

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company primarily holds its cash and cash equivalents in two United States banks. Deposits in excess of federally insured limits were approximately $3,300,000 at December 31, 1999. In addition, the Company maintains approximately $1,100,000 in foreign bank accounts ($1,000,000 of which is United States dollar denominated).

NOTE C - DEVELOPMENT AND LICENSING AGREEMENTS

[1]      AGREEMENT WITH NEW YORK UNIVERSITY ("NYU")

         In April 1997, the Company entered into a research and license agreement with NYU, as amended to provide funding and sponsor the research relating to the diagnosis and treatment of Alzheimer's Disease and other amyloidosis disorders, in exchange for a payment of $25,000 upon signing of the agreement, sixteen consecutive quarterly payments of $75,000 beginning on April 1, 1997, and 600,000 shares of common stock with a fair value of $240,000 (issued to NYU and its scientists, collectively "NYU stockholders"). The agreement also provides for payments to NYU aggregating $175,000 upon achieving certain clinical and regulatory milestones. In addition, the Company has agreed to pay NYU royalties of up to 4% of net product sales under the agreement with minimum royalty payments of $150,000 beginning January 1, 2003 through the expiration or termination of the agreement, as defined.

         Through December 31, 1999, the Company has paid $850,000 to NYU under the agreement.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE C - DEVELOPMENT AND LICENSING AGREEMENTS  (CONTINUED)

[2]      AGREEMENT WITH CURE, L.L.C. ("CURE")

         On February 27, 1997, the Company entered into a sub-license agreement ("CURE Agreement") with CURE where the Company would receive the rights covering the patents that CURE obtained through the "PHS Patent License Agreement-Exclusive" it entered into with the Public Health Service. The CURE Agreement provided for a payment of $15,000 upon signing of the agreement and a payment of $10,000 six months after the signing of the agreement. The CURE Agreement also provides for payments to CURE aggregating $600,000 when certain clinical and regulatory milestones are achieved. In addition, the Company has agreed to pay CURE royalties of up to 3% of net product sales and sub-license royalties as defined under the agreement, with minimum annual royalty payments of $10,000 beginning on January 31, 2000 increasing to $25,000 per annum on commencement of sales of the product until the expiration or termination of the agreement. Any royalty payments made to CURE shall be credited against the minimum payments.

         Through December 31, 1999, the Company has paid $25,000 to CURE under the agreement.

[3]      AGREEMENT WITH APPLIED RESEARCH SYSTEMS ARS HOLDING N.V.:

         Effective as of May 17, 1999, Axonyx Inc. entered into a Development Agreement and Right to License (the "Development Agreement") with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Ares Serono International, SA ("Ares Serono"). Under the Development Agreement, the Company granted an exclusive right to license its patent rights and know-how regarding its amyloid inhibitory peptide (AIP) and prion inhibitory peptide (PIP) technology to Ares Serono. Ares Serono paid Axonyx a nonrefundable fee for the right to license of $250,000. The right to license has a one-year term, renewable for an additional one-year term upon payment of an additional $500,000. In addition Ares Serono undertakes to conduct research on the AIP and PIP technology during the term of the Development Agreement. The parties also agreed to the basic licensing terms that will form the basis for the license agreement between the parties if Ares Serono exercises its right to license. The Company is amortizing the nonrefundable fee over the right to license term of one year. Accordingly, during the year ended December 31, 1999, revenues of $146,000 were recognized under this agreement and the balance of $104,000 is reflected as deferred revenue.

[4]      AGREEMENT WITH THE UNIVERSITY OF MELBOURNE (AUSTRALIA):

         On October 1, 1999, the Company entered into an agreement with the University of Melbourne (Australia). Under the Agreement, the Company committed to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer's disease. In addition to the costs associated with the filing and prosecution of any patent applications, the Company has committed approximately $60,000 per year for each of the next three years to develop a diagnostic test for Alzheimer's disease. Both parties will own any resulting intellectual property as tenants in common in equal shares. In addition, the Company has an option to acquire for $25,000 each, an exclusive worldwide license for each intellectual property or patent resulting from the research project, and to an existing patent application.

[5]      AGREEMENT WITH NORTHWEST KINETICS, L.L.C.:

         In December 1999, the Company entered into a clinical research agreement with Northwest Kinetics, L.L.C. ("Northwest") to conduct a study. The Company has agreed to pay approximately $407,000 under the agreement. As of December 31, 1998 the Company has paid approximately $183,000 under the agreement.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE D - INCOME TAXES

At December 31, 1999, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $3,077,000, expiring through 2019, that may be used to offset future taxable income. Approximately $46,000 of such net operating loss carryforward is subject to annual limitation as a result of merger referred to in Note A.

The deferred tax consequences of temporary differences in reporting items for tax and financial accounting purposes at December 31, 1999 resulted primarily from certain expenses, aggregating $3,525,000 relating principally to research and development which is not currently deductible. At December 31, 1999 and 1998, the Company has deferred tax assets of approximately $2,971,000 and $466,000, respectively. The Company has not recorded a benefit from its net operating loss carryforward or expenses not currently deductible because realization of the benefit is uncertain and, therefore, a valuation allowance of $2,971,000 has been provided for the deferred tax asset.

NOTE E - RELATED PARTY TRANSACTIONS

During 1998 and 1997, a stockholder provided the Company the use of facilities. There was no charge for such utilization of space. In addition, other stockholders provided administrative support services to the Company without remuneration. Such transactions were not material for the year ended December 31, 1998 and for the period from January 9, 1997 to December 31, 1997.

In April and September of 1998, the Company issued convertible notes for an aggregate of $200,000 to a stockholder of the Company. The notes were due in 2000, bore interest at 9% and were convertible into common stock at $2 per share. During September 1999, the holder converted the notes into 100,000 shares of common stock.

In September 1998, the Company entered into agreements with two executive officers/stockholders for consulting services to be rendered to the Company. Such arrangement provides for a base compensation of $7,000 each per month through December 31, 1998.

NOTE F - STOCKHOLDERS' EQUITY

[1]      STOCKHOLDERS' AGREEMENT:

         Pursuant to a stockholders' agreement between NYU stockholders and certain founding stockholders ("Founders"), such Founders may not transfer any shares without written notice to NYU. In addition, Founders shall not be granted registration rights unless NYU stockholders are granted such rights on the same terms and conditions. Such agreement terminates on an initial public offering.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]      PRIVATE PLACEMENTS:

         During 1998 and 1999, the Company sold 103 units in a private placement yielding net proceeds of $2,534,000 and $20,000 respectively. Each unit consisted of 10,000 shares of common stock and 10,000 warrants exercisable to purchase common stock at $3.75 per share.

         In October 1999 the Company received $100,000 on the sale of 20,000 shares of common stock and 20,000 warrants exercisable to purchase common stock at $11.00 per share.

         During 1999, the Company sold 205 units in a private placement yielding net proceeds of $4,880,000. Each unit consisted of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $11.00 per share.

[3]      WARRANTS:

         At December 31, 1999, outstanding warrants to acquire shares of the Company's common stock are as follows:

                NUMBER OF
                 SHARES         EXERCISE        EXPIRATION          CALL
                RESERVED         PRICE             DATE             PRICE
                --------         -----             ----             -----
               1,030,000        $  3.75       October 1, 2001      $  7.50
                 430,000        $ 11.00       August 1, 2004       $ 20.00

         The warrants are subject to call by the Company if the average closing bid price of the Company's common stock is equal to or greater than the call price for any consecutive thirty days.

         At December 31, 1999 the weighted average exercise price of the warrants was $5.92 and the weighted average remaining contractual life of the warrants was 2.63 years.

[4]      COMMON STOCK:

         In August 1997, the Company awarded a Director 500,000 shares of common stock of which 250,000 shares vest through March 1, 1998 and thereafter on a monthly basis through March 1, 1999. The Company valued and expensed these shares at $190,000 which was recognized over the vesting period.

         On June 11, 1999 the Company issued 200,000 shares of restricted common stock to Infusion Capital Investment Corporation ("ICIC") pursuant to a one year Consulting Agreement under which ICIC and its affiliates undertook to perform investor relations and corporate development services on behalf of the Company. 100,000 of those shares were placed in escrow. Pursuant to the terms of the arrangement, if the Company exercises its right of termination after six months such shares would be returned to the Company. The Company terminated the arrangement and the escrow shares were returned and cancelled. The shares issued to ICIC were valued and expensed at $825,000, the market value at the date granted.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[5]      STOCK SPLIT:

         Effective February 23, 1999, the Company approved a 2 for 1 stock split of its common stock. All share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

[6]      STOCK OPTIONS:

         The Company applies APB 25 and related interpretations in accounting for its employee stock options. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to elect either fair-value expense recognition or the disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair-value based financial accounting to recognize compensation expense for the employee stock compensation plans. The Company has elected the disclosure-only alternative.

         During 1998, the Board of Directors and the stockholders of the Company approved a Stock Option Plan ("1998 Plan") which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options. Options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price shall be granted at an option price not less than 110% of the fair value of the common stock at date of grant. Vesting of 1998 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

         During the year ended December 31, 1997, Axonyx issued 150,000 options at an exercise price below the fair value of the stock to a consultant. Axonyx fair valued these options at $.38 each, representing the difference between the fair value of the common stock and the option exercise price, which was expensed. In connection with the merger in 1998, these options were exchanged for options under the 1998 Plan with the same terms.

         During the year ended December 31, 1999, the Company granted 47,100 options (25,500 options issued below fair market value) to consultants. In connection therewith the Company fair valued these options at $270,000 which was substantially expensed in 1999.

         Disclosures required under SFAS 123 for employee stock options granted as of December 31, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS 123 are provided below.

         The assumptions used during 1999 and the weighted average information is as follows:

             Risk-free interest rate                                 4.75% - 5.40%
             Expected dividend yield                                       0%
             Expected life                                            5 - 10 years
             Expected volatility                                          .30
             Weighted average grant-date fair value of options
                granted during the period                                $2.22

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[6]      STOCK OPTIONS: (CONTINUED)

         Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, the Company's net loss would have been as presented in the pro forma amounts indicated below:

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                           ----------------------------------
                                                               1999                1998
                                                           -------------       -------------
     Net loss:
        As reported                                        $(4,983,000)          $(652,000)
        Pro forma                                           (5,301,000)           (652,000)

     Loss per share:
        As reported                                              $(.39)              $(.07)
        Pro forma                                                $(.42)              $(.07)

     Weighted average fair value of options granted              $2.22                $.38

       Stock option activity under the 1998 Plan is summarized as follows:

                                                       DECEMBER 31,
                                         --------------------------------------------
                                                1999                   1998
                                         --------------------   ---------------------
                                                    WEIGHTED                 WEIGHTED
                                                     AVERAGE                 AVERAGE
                                                     EXERCISE                EXERCISE
                                         SHARES       PRICE      SHARES       PRICE
                                         ------       -----      ------       -----
Options at beginning of year            150,000       $.02                    $.02
Options exchanged                                               150,000        .02
Options issued                          750,100       3.98
                                        -------                 -------
Options at end of year                  900,100       3.32      150,000        .02
                                        =======                 =======
Options exercisable at end of year      351,550       2.22      105,000        .02
                                        =======                 =======


         As of December 31, 1999, 1,099,900 options are available for future grant under the 1998 Plan.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[6]      STOCK OPTIONS: (CONTINUED)

         In connection with the merger transaction in 1988 (see Note A) the Company granted a consultant 30,000 stock options outside the 1998 Plan. These options are exercisable at $1.25 per share through January 5, 2001. In addition, the options have certain piggyback registration rights.

         Additional information with respect to option activity is summarized as follows:

                                                                     DECEMBER 31, 1999
                                         ------------------------------------------------------------------------
                                                 OPTIONS OUTSTANDING*                     OPTIONS EXERCISABLE*
                                         ---------------------------------------        -------------------------
                                                      WEIGHTED
                                                       AVERAGE          WEIGHTED                         WEIGHTED
                                                      REMAINING         AVERAGE                         AVERAGE
                    RANGE OF                        CONTRACTUALLY       EXERCISE                         EXERCISE
                EXERCISE PRICES          SHARES      (IN YEARS)           PRICE          SHARES           PRICE
                ---------------          ------      ----------           -----          ------           -----
                      $.02              150,000         2.67               $.02           150,000          $.02
                     $1.25               30,000         1.00               1.25            30,000          1.25
                 $2.87 - $3.11          596,600         8.93               2.95           161,300          2.95
                     $4.70                7,500         4.77               4.70             7,500          4.70
                 $7.20 - $8.50          146,000         9.68               8.15            32,750          8.13
                                     ----------                                     -------------
                                        930,100         7.74               3.26           381,550          2.14
                                     ==========                                     =============

               *Excludes NYU options (see below)

         In addition, in connection with the agreements entered into with NYU and its scientists, the Company granted certain options to purchase additional shares of the Company pursuant to certain antidilution provisions at a purchase price of $.001 per share ("NYU options"). The option agreements provide for the purchase of additional shares based on a formula of the Company's capital raising of up to $5,000,000 and $10,000,000.

         During the fourth quarter, in connection with the NYU options the Company recorded a charge of approximately $1,965,000 representing the 305,074 shares deemed issuable for nominal consideration under the agreement, based on the market prices at the option measurement dates. The Company has recognized this expense after a series of extensive communications with representatives of NYU and its scientists as to interpretating the calculations required under the agreements.

NOTE G - COMMITMENTS AND OTHER MATTERS

[1]      CONSULTING AGREEMENTS:

         In January 1998, the Company entered into a consulting agreement which required a $5,000 payment upon signing and $5,000 plus the issuance of up to 4,000 shares of common stock upon the achievement of certain milestones relating to Phenserine. During 1998, $10,000 was paid to this consultant. In addition, during 1999 the milestone was achieved and 4,000 shares of common stock was issued and valued at fair market value at date of grant of $33,000.

         In February 1998, the Company contracted with an institution to provide certain pharmaceutical services at a cost of $13,500. Through December 31, 1999 such amount was paid.

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE G - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

[2]      LEASE:

         The Company occupies office space under a sublease expiring February 2003. Minimum future annual rental payments are as follows:

               YEAR ENDING
              DECEMBER 31,
              ------------
               2000                                              $    108,000
               2001                                                   108,000
               2002                                                   108,000
               2003                                                    18,000
                                                                 ------------
                                                                 $    342,000

         Rent expense was approximately $45,000 and $0 for the years ended December 31, 1999 and 1998, respectively.

NOTE H - SUBSEQUENT EVENT

Through January 27, 2000, the Company sold an additional 156.5 units in a private placement. Each unit consists of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $11.00 per share.


NOTE I - FOURTH QUARTER ADJUSTMENT (UNAUDITED)

In connection with the Company's expense recognition for the NYU options exercisable under certain antidilution provisions, the Company recorded a charge of $1,965,000 in 1999 (see Note F[6]). The interim 1999 financial statements did not reflect such expense. The effects of such adjustment for such expense recognition is to increase the losses in each of the first three quarters of 1999 as follows:

                                                                   THREE-MONTH PERIOD ENDED
                                    --------------------------------------------------------------------------------------
                                         MARCH 31, 1999                  JUNE 30, 1999               SEPTEMBER 30, 1999
                                    -------------------------      ------------------------       ------------------------
                                       AS                             AS                             AS
                                   ORIGINALLY           AS        ORIGINALLY          AS         ORIGINALLY          AS
                                    REPORTED         RESTATED      REPORTED        RESTATED       REPORTED        RESTATED
                                    --------         --------      --------        --------       --------        --------
     Equity related research
        and development
        charge under anti-
        dilution agreement                        $   399,000                   $     37,000                   $     776,000
                                                  ===========                   ============                   =============
     Net loss                    $   (481,000)    $  (880,000)   $   (402,000)  $   (439,000)   $   (674,000)  $  (1,450,000)
                                 ============     ===========    ============   ============    ============   =============
     Net loss per share -
        basic and diluted            $(.04)          $(.07)         $(.03)          $(.04)         $(.05)          $(.11)
                                     =====           =====          =====           =====          =====           =====

                                           SIX-MONTHS                    NINE-MONTHS
                                              ENDED                         ENDED
                                          JUNE 30, 1999               SEPTEMBER 30, 1999
                                    -------------------------      ------------------------
                                       AS                             AS
                                   ORIGINALLY           AS        ORIGINALLY          AS
                                    REPORTED         RESTATED      REPORTED        RESTATED
                                    --------         --------      --------        --------
     Equity related research
        and development
        charge under anti-
        dilution agreement                            436,000                      1,212,000
                                                  ===========                   ============
     Net loss                     (883,000)        (1,319,000)    (1,557,000)     (2,769,000)
                                 ============     ===========    ============   ============
     Net loss per share -
        basic and diluted            $(.07)          $(.11)         $(.13)          $(.22)
                                     =====           =====          =====           =====