Form 10QSB
period 2000-03-31
AXONYX INC
filed 2000-05-15
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
-------------------------------------------------------------------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -------------------------------------------------
Commission file number              000-25571
                      ---------------------------------------------------------

                                   AXONYX INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                                  86-0883978
------------------------------------------------         -------------------
   (State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                             Identification No.)

             825 THIRD AVENUE, 40TH FLOOR, NEW YORK, NEW YORK 10022
--------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

                                 (212) 688-4770
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,214,019 shares of common stock as of May 11, 2000.

         Transitional Small Business Disclosure Format (check one);
                                                                   ------------

                                   AXONYX INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - March 31, 2000 (unaudited)

         Statements of Operations (unaudited)

         Statements of Changes in Stockholders' Equity

         Statements of Cash Flows (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements
AXONYX INC.
(a development stage company)

BALANCE SHEETS


                                                                                  March 31,          December 31,
ASSETS                                                                               2000                1999
                                                                                ---------------      ------------
                                                                                 (unaudited)
Current Assets:
     Cash and cash equivalents                                                     $ 4,873,000        $ 5,409,000
     Stock subscription receivable                                                           -            298,000
     Other                                                                              25,000             22,000
                                                                                   -----------        -----------

              Total current assets                                                   4,898,000          5,729,000

Equipment, net                                                                          24,000             15,000


Other Assets:
     Investments                                                                     3,800,000                  -
     Deposit                                                                            27,000                  -
                                                                                    ----------        -----------
                                                                                     3,827,000                  -
                                                                                    ----------        -----------


                                                                                   $ 8,749,000        $ 5,744,000
                                                                                   ===========        ===========

LIABILITIES
Current liabilities:
     Accrued expenses                                                              $   171,000        $   353,000
     Deferred revenue                                                                   42,000            104,000
                                                                                   -----------        -----------
                                                                                       213,000            457,000


STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized; 14,261,970                14,000             13,000
     and 13,579,076 shares issued and outstanding, respectively.
Additional paid-in capital                                                          15,779,000         11,655,000
Unearned compensation - stock/options                                                        -            (29,000)
Deficit accumulated during development stage                                        (7,257,000)        (6,352,000)
                                                                                   -----------        -----------

              Total stockholders' equity                                             8,536,000          5,287,000
                                                                                   -----------        -----------

                                                                                   $ 8,749,000        $ 5,744,000
                                                                                   ===========        ===========

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                                               January 9,
                                                                                                  1997
                                                                                              (inception)
                                                         Three months ended                     through
                                                              March 31,                        March 31,
                                                     2000                   1999                  2000
                                              -------------------    -------------------    -----------------
Revenue                                           $    63,000            $         -          $   209,000

Costs and expenses:
     Research and development                         614,000                520,000            4,449,000
     General and administrative                       396,000                369,000            3,107,000
                                                   ----------            -----------          -----------
                                                    1,010,000                889,000            7,556,000
                                                   ----------            -----------          -----------

Loss from operations                                 (947,000)              (889,000)          (7,347,000)

Interest expense                                            -                      -              (23,000)
Interest income                                        42,000                  9,000              113,000
                                                   -------------         -----------          -----------

Net loss                                          $  (905,000)           $  (880,000)         $(7,257,000)
                                                   ===========           ===========          ===========

Net loss per common share                         $     (0.07)           $     (0.07)
                                                   ==========            ===========

Weighted average shares-basic and diluted          13,879,009             12,230,002

AXONYX INC.
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                         COMMON STOCK                                                DEFICIT
                                    ---------------------                          UNEARNED         ACCUMULATED
                                      NUMBER                     ADDITIONAL      COMPENSATION       DURING THE           TOTAL
                                        OF                        PAID-IN            STOCK          DEVELOPMENT      STOCKHOLDERS'
                                      SHARES       AMOUNT         CAPITAL           OPTIONS            STAGE            EQUITY
                                      ------       ------         -------           -------            -----            ------
BALANCE - DECEMBER 31,
  1999                              13,579,076    $ 13,000      $11,655,000         $ (29,000)      $ (6,352,000)     $ 5,287,000
Issuance of common stock
   and warrants, net                   670,600       1,000        3,860,000                                             3,861,000
Stock options granted                                               126,000          (126,000)                                  -
Shares issuable to New York
  University and scientists             12,294                      138,000                                               138,000
Amortization                                                                          155,000                             155,000
Net Loss                                     -           -                -                 -           (905,000)        (905,000)
                                    -----------   ---------     ------------        ---------       ------------      -----------
BALANCE - MARCH 31, 2000
                                    14,261,970    $ 14,000      $15,779,000         $       -       $ (7,257,000)     $ 8,536,000
                                    ===========   =========     ============        =========       ============      ===========

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                                January 9,
                                                                                                                   1997
                                                                                                               (inception)
                                                                                 Three months ended                through
                                                                                     March 31,                   March 31,
                                                                               2000             1999              2000
                                                                             ---------       ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                               $ (905,000)      $ (880,000)      $(7,257,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Depreciation and amortization                                      1,000            1,000             4,000
              Issuance and amortization of compensatory
                 stock options                                                 155,000          151,000           643,000
              Cost of services paid with common stock                          138,000          399,000         3,201,000
              Changes in:
                 other assets                                                  (30,000)          (9,000)          (48,000)
                 accrued expenses and deferred revenue                        (244,000)         (19,000)          213,000
                                                                              ---------      ----------       -----------

                      Net cash used in operating activities                   (885,000)        (357,000)       (3,244,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                     (10,000)          (9,000)          (28,000)
     Investments                                                            (3,800,000)               -        (3,800,000)
                                                                            -----------      ----------        -----------

                     Net cash used in investing activities                  (3,810,000)          (9,000)       (3,828,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                                          -           200,000
     Net proceeds from issuance of common stock and warrants                 4,159,000          720,000        11,797,000
     Cost of merger                                                                  -                -           (52,000)
                                                                            ----------       ----------       -----------

                      Net cash provided by financing activities              4,159,000          720,000        11,945,000

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                          (536,000)         354,000         4,873,000
Cash and cash equivalents at beginning of period                             5,409,000        1,558,000                 -
                                                                            ----------       ----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $4,873,000       $1,912,000       $ 4,873,000
                                                                            ==========       ==========       ===========

AXONYX INC.
(a development stage company)


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000


(1)  FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements of Axonyx Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  PRIVATE PLACEMENT:

The Company completed its private equity financing in Europe. During the period January 1, 2000 through March 31, 2000 the Company sold 156.5 units at $25,000 per unit. Each unit consists of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $11.00 per share. In connection with the private placement the Company issued 39,600 shares of common stock and warrants to purchase 19,800 shares of common stock at $11.00 per share as finder's fees.

(3)  EXERCISE OF RIGHT TO LICENSE BY ARES SERONO

On May 2, 2000 Ares Serono International, S.A. ("Ares Serono") informed Axonyx that it is exercising its right to license certain of Axonyx's patent rights under the Development Agreement and Right to License signed with Axonyx in May 1999. The two companies are currently negotiating the final terms of a licensing agreement. Under the Development Agreement Ares Serono undertook research on Axonyx's Amyloid Inhibitory Peptides ("AIPs") and Prion Inhibitory Peptides ("PIPs") technology for a one year term, with a right to sublicense Axonyx's patent rights to the AIPs and the PIPs. Under a licensing agreement Ares Serono would continue the research and development of the AIP & PIP technologies initiated during the term of the Development Agreement. In addition, within 30 days of signing a license agreement with Axonyx, Ares Serono will pay Axonyx a nonrefundable licence fee of $1.5 million.

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

         In May 1999, the Company entered into a Development Agreement and Right to License with a wholly owned subsidiary of Ares Serono International, S.A., a Swiss pharmaceutical company, ("Ares Serono"). Under the agreement Ares Serono is undertaking research on the AIPs and PIPs for a one year term, with a right to sublicense Axonyx's patent rights to the AIPs and the PIPs. In addition to pursuing significant new research on the AIPs and PIPs, Ares Serono paid Axonyx an up front fee for the right to sublicense. On May 2, 2000 Ares Serono informed Axonyx that it is exercising its right to license under the Development Agreement and the two companies are currently negotiating the final terms of a licensing agreement. Under a licensing agreement Ares Serono would continue the research and development of the AIP & PIP technologies initiated during the term of the Development Agreement. Any patent rights or know-how developed by Ares Serono arising out of the conduct of the research shall revert to Axonyx if the parties do not sign a licensing agreement.

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

         If the Company signs a licensing agreement with Ares Serono, it will receive a $1.5 million fee within thirty days. There can be no assurance that additional revenues from patent licensing or research and development contracts will be generated in fiscal year 2000.

RESULTS OF OPERATIONS

     Since the commencement of operations of its predecessor in January 1997, the Company's efforts have been principally devoted to research and development of its licensed pharmaceutical compounds, corporate consolidation, and raising capital.

     For the three months ended March 31, 2000, the Company recognized revenue in the amount of $63,000 in connection with Development Agreement and Right to License with Ares Serono.

     For the three months ended March 31, 2000 the Company incurred a loss from operations of $947,000 compared to a loss from operations of $889,000 for the three months ended March 31, 1999. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended March 31, 2000 the Company incurred research and development costs of $614,000 compared to $520,000 for the three months ended March 31, 1999. The increase is due primarily to the hiring of a scientific director, an increase in research activities, offset by a decrease in charges associated with the issuance of common shares to New York University and certain scientists.

     For the three months ended March 31, 2000 the Company incurred general and administrative costs of $396,000 compared to $369,000 for the three months ended March 31, 1999. The increase is due to hiring employees, and an overall increase in costs due to the Company's commencement of activities associated with patent support, investor relations and marketing the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $4,873,000 in cash and cash equivalents. To maximize potential yields, the Company has made investments in bonds in the amount of $3,800,000. These bonds are long term and are subject to the risks associated with changes in interest rates and other related risks. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans from a shareholder, licensing revenues, and from private placements of equity securities.

         The Company estimates that it currently has sufficient capital resources to meet its budgetary needs for the next twelve months ending March 2001. The Company received $4.76 million total gross proceeds from its equity private offering of units that terminated on February 1, 2000. The Company filed a registration statement on Form SB-2 on May 3, 2000 to register 1,060,000 shares of common stock, of which 1,005,000 shares are issuable upon exercise of common stock purchase warrants at $3.75 per share, and is pursuing sub-licensing and other collaborative arrangements that may generate additional capital for the Company. However, there can be no assurance that the Company will generate additional revenues, that a significant number of warrant holders will exercise their warrants, or that potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

SUBSEQUENT EVENTS

         On April 3, 2000 the shares of common stock of Axonyx began trading on the Nasdaq SmallCap Market under the stock symbol AXYX. Prior to that date the shares of common stock of Axonyx were traded on the OTC Bulletin Board.

         On May 3, 2000 the Company filed a registration statement on Form SB-2 to register 1,060,000 shares of common stock, of which 1,005,000 shares are issuable upon exercise of common stock purchase warrants at $3.75 per share.

         On May 5, 2000, the Company notified the holders of warrants to purchase 1,005,000 shares of common stock that the Company is calling the warrants for exercise. Under the call provision of the warrants the Company has the right to call the warrants for exercise if the average closing bid price for the Company's common stock is equal to or greater than $7.50 for any consecutive period of thirty days. Under the call notice, the holders were notified that they must exercise the warrants prior to May 26, 2000. This call period was subsequently extended by the Board to 11:59 p.m. Pacific Standard Time on June 9, 2000. Any warrants outstanding after that date will be terminated. The warrants were issued in a private placement of units in 1998 and are exercisable at $3.75 per share. The shares underlying the warrants are covered by a registration statement filed by the Company on May 3, 2000.

IMPACT OF THE YEAR 2000 ON COMPANY RESEARCH AND DEVELOPMENT

         There has been no adverse effect on the computers, software and other equipment utilizing microprocessors of Axonyx, its licensors and collaborating research facilities related to the year 2000 date change. Axonyx and these other third parties took steps to insure that their operations were not adversely affected by Year 2000 software failures.

YEAR 2000 IMPACT ON INTERNAL BUSINESS OPERATIONS

         There has been no adverse effect on Axonyx's computer software programs and operating systems used in its internal operations due to the year 2000 date change. The Company verified that these software programs and operating systems are year 2000 compliant with operating ranges well beyond that date.

PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between November 1, 1999 and February 1, 2000, the Company undertook an equity offering of units in Europe to a limited number of accredited and otherwise qualified investors based on their financial resources and knowledge of investments, with each unit priced at $25,000 per unit (the "November 1999 Offering"). Each unit ("Unit") consists of 4,000 shares of common stock, par value $0.001, and 2,000 Stock Purchase Warrants (the "Warrants") at a price of $25,000 per Unit. Each Warrant entitles the holder to purchase one share at a price of $11.00 until their expiration on August 1, 2004. As of February 1, 2000, the termination date of the private offering, the Company had sold 190.5 Units. Axonyx received gross proceeds of

$4,762,500 in the November 1999 Offering. The issuance of securities in this private offering is exempt from the registration requirements of the Securities Act pursuant to Regulation D, Rule 506 of the Securities Act.

         On January 21, 2000 Dr. Blas Frangione exercised certain options granted under an Option Agreement dated April 3, 1997. Axonyx issued 75,473 shares of common stock to Dr. Frangione upon exercise of the options. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

         On February 10, 2000, New York University exercised certain options granted under an Option Agreement dated April 3, 1997. Axonyx issued 150,944 shares of common stock to NYU upon exercise of the options. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

         On April 20, 2000, Axonyx issued an aggregate of 36,800 shares of common stock and warrants to purchase 18,400 shares of common stock to three non-U.S. corporations. The securities were issued to these firms pursuant to Finder's Agreements with each firm in relation to the November 1999 Offering. Each warrant entitles the holder to purchase one share at a price of $11.00 until their expiration on August 1, 2004. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

         On April 20, 2000, Axonyx issued 2,800 shares of common stock and warrants to purchase 1,400 shares of common stock to an individual pursuant to a Finder's Agreement in relation to the November 1999 Offering. Each warrant entitles the holder to purchase one share at a price of $11.00 until its expiration on August 1, 2004. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

         On April 27, 2000, Axonyx issued 30,000 shares of common stock to Intertrend Management Ltd. upon the exercise of options granted to Intertrend pursuant to a Stock Option Agreement dated January 5, 1999. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

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

                                 AXONYX INC.


                                 By:      /s/  Marvin S. Hausman, M.D.
                                    -------------------------------------------
                                          Marvin S. Hausman, M.D.
                                          President and Chief Executive Officer


                                 By:      /s/  Michael M. Strage
                                    -------------------------------------------
                                          Michael M. Strage
                                          Treasurer and Principal Financial and
                                          Accounting Officer