Form 10QSB
period 2000-06-30
AXONYX INC
filed 2000-08-14
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2000
                               --------------------------

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------      ---------------

Commission file number              000-25571
                        -------------------------------

                                   AXONYX INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                               86-0883978
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

             825 THIRD AVENUE, 40TH FLOOR, NEW YORK, NEW YORK 10022
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,282,371 shares of common stock as of August 10, 2000.

    Transitional Small Business Disclosure Format (check one):
                                                               -------------

                                   AXONYX INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 2000 (unaudited)                           1

         Statements of Operations (unaudited)                                 2

         Statements of Changes in Stockholders' Equity (unaudited)            3

         Statements of Cash Flows (unaudited)                                 4

         Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                                6

PART II. OTHER INFORMATION                                                    9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AXONYX INC.

(a development stage company)

BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   2000            1999
                                                                               ------------    ------------
                                                                                         (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                 $ 11,264,000    $  5,409,000
     Stock subscription receivable                                                       --         298,000
     Other                                                                           25,000          22,000
                                                                               ------------    ------------

              Total current assets                                               11,289,000       5,729,000

Equipment, net                                                                       26,000          15,000

Other assets                                                                         51,000              --
                                                                               ------------    ------------

                                                                               $ 11,366,000    $  5,744,000
                                                                               ============    ============

LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                                     $    371,000    $    353,000
     Deferred revenue                                                                    --    $    104,000
                                                                               ------------    ------------
                                                                                    371,000         457,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 15,242,370
     and 13,579,076 shares issued and outstanding, respectively                      15,000          13,000
Additional paid-in capital                                                       20,306,000      11,655,000
Unearned compensation - stock/options                                               (64,000)        (29,000)
Deficit accumulated during development stage                                     (9,262,000)     (6,352,000)
                                                                               ------------    ------------

              Total stockholders' equity                                         10,995,000       5,287,000
                                                                               ------------    ------------

                                                                               $ 11,366,000    $  5,744,000
                                                                               ============    ============

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)


                                                                                                    January 9,
                                                                                                      1997
                                                                                                   (inception)
                                       Three months ended               Six months ended             through
                                             June 30,                       June 30,                June 30,
                                      2000            1999            2000            1999            2000
                                  ------------    ------------    ------------    ------------    ------------
                                                   (restated)                      (restated)
Revenue                           $     41,000    $     22,000    $    104,000    $     22,000    $    250,000

Costs and expenses:
     Research and development          693,000         194,000       1,307,000         714,000       5,142,000
     General and administrative      1,450,000         504,000       1,846,000         873,000       4,557,000
                                  ------------    ------------    ------------    ------------    ------------
                                     2,143,000         698,000       3,153,000       1,587,000       9,699,000
                                  ------------    ------------    ------------    ------------    ------------

Loss from operations                (2,102,000)       (676,000)     (3,049,000)     (1,565,000)     (9,449,000)

Investment Income                       97,000           9,000         139,000          18,000         187,000
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $ (2,005,000)   $   (667,000)   $ (2,910,000)   $ (1,547,000)   $ (9,262,000)
                                  ============    ============    ============    ============    ============

Net loss per common share         $      (0.14)   $      (0.05)   $      (0.20)   $      (0.13)
                                  ============    ============    ============    ============

Weighted average shares
       basic and diluted            14,631,684      12,252,135      14,233,357      12,241,069

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                   DEFICIT
                                      NUMBER                       ADDITIONAL                       DURING          TOTAL
                                        OF                           PAID-IN        DEFERRED      DEVELOPMENT    STOCKHOLDERS'
                                      SHARES         AMOUNT          CAPITAL     COMPENSATION       STAGE           EQUITY
                                   ------------   ------------    ------------   ------------    ------------    ------------
BALANCE -  DECEMBER 31, 1999         13,579,076   $     13,000    $ 11,655,000   $    (29,000)   $ (6,352,000)   $  5,287,000
Issuance of common stock
  and warrants- net                     666,000          1,000       3,729,000                                      3,730,000
Stock Options granted                                                  233,000       (233,000)                             --
Shares issued/issuable to New
  York University and scientists         12,294                        138,000                                        138,000
Exercise of warrants/options            985,000          1,000       3,618,000                                      3,619,000
Amortization                                                                          198,000                         198,000
Issuance of stock options for
  consulting services                                                  933,000                                        933,000
Net Loss                                     --             --              --             --      (2,910,000)     (2,910,000)
                                   ------------   ------------    ------------   ------------    ------------    ------------
BALANCE -  JUNE 30, 2000             15,242,370   $     15,000    $ 20,306,000   $    (64,000)   $ (9,262,000)   $ 10,995,000
                                   ============   ============    ============   ============    ============    ============

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                              January 9,
                                                                                                 1997
                                                                                              (inception)
                                                                   Six months ended             through
                                                                       June 30,                 June 30,
                                                                 2000            1999            2000
                                                             ------------    ------------    ------------
                                                                              (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                  $ (2,910,000)   $ (1,547,000)   $ (9,262,000)
   Adjustments to reconcile net loss to cash used in
    operating activities:
      Amortization of unearned compensation                     1,131,000         812,000       1,619,000
      Cost of services paid with common stock                     138,000          19,000       3,201,000
      Depreciation                                                  2,000           1,000           5,000
      Changes in:
       other assets                                               (54,000)        (23,000)        (72,000)
       accrued expenses and other current liabilities             (86,000)        239,000         371,000
                                                             ------------    ------------    ------------

          Net cash used in operating activities                (1,779,000)       (499,000)     (4,138,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                          (13,000)         (9,000)        (31,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible notes payable                                                        200,000
   Net proceeds from issuance of common stock and warrants      7,647,000         958,000      15,285,000
   Cost of merger                                                      --              --         (52,000)
                                                             ------------    ------------    ------------

          Net cash provided by financing activities             7,647,000         958,000      15,433,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                       5,855,000         450,000      11,264,000
Cash and cash equivalents at beginning of period                5,409,000       1,558,000              --
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 11,264,000    $  2,008,000    $ 11,264,000
                                                             ============    ============    ============

See notes to the financial statements

AXONYX INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

(1)  FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements of Axonyx Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 2000 and the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  EXERCISE OF RIGHT TO LICENSE BY ARES SERONO

On May 2, 2000 Ares Serono International, S.A. ("Ares Serono") informed Axonyx that Ares Serono is exercising its right to license certain of Axonyx's patent rights under the Development Agreement and Right to License signed with Axonyx in May of 1999. The Company and Ares Serono are currently negotiating the final terms of a licensing agreement. Under the Development Agreement Ares Serono undertook research on Axonyx's Amyloid Inhibitory Peptides ("AIPs") and Prion Inhibitory Peptides ("PIPs") technology for a one year term, with a right to sublicense Axonyx's patent rights to the AIPs and the PIPs. Under the proposed licensing agreement currently being negotiated, Ares Serono would continue the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement. Within 30 days of signing a license agreement with Axonyx, Ares Serono is obligated to pay Axonyx a nonrefundable, noncreditable license fee of $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S REPORT ON THIS FORM 10-QSB AND IN OTHER PUBLIC FILINGS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing in Part I Item 1.

     Axonyx Inc. ("Axonyx" or the "Company") is engaged in the business of identifying and acquiring novel post-discovery central nervous system (CNS) drug candidates to advance through clinical development towards regulatory approval. The Company is engaged in the business of acquiring patent rights and developing CNS pharmaceutical compounds and diagnostics with significant potential market impact. The Company has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer's Disease (AD), Moderate Cognitive Impairment (MCI), and related diseases. The Company licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging
(NIA) (the "Licensors") and has ongoing research and development relationships with both Licensors.

     The Company's current business strategy is to pursue three different types of products for the treatment of AD, one for prion-related diseases, and a diagnostic test for AD. The AD- targeted approaches include: (1) Phenserine, an analog of physostigmine and a potent inhibitor of acetylcholinesterase, (2) Phenethylcymserine, an inhibitor of butyrylcholinesterase and an inhibitor of the formation of amyloid plaques, and (3) compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD and in diseases of peripheral amyloidosis. The Company is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as "Mad Cow Disease") and the human form of the disease, Creutzfeldt-Jakob Disease, new variant. In the area of diagnostics, the

Company has entered into an agreement with the University of Melbourne (Australia) for collaborative research on the development of a diagnostic test for AD.

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

     In May 1999, the Company entered into a Development Agreement and Right to License with a wholly owned subsidiary of Ares Serono International, S.A., a Swiss pharmaceutical company ("Ares Serono"). Under the agreement Ares Serono is undertaking research on the AIPs and PIPs for a one year term, with a right to sublicense Axonyx's patent rights to the AIPs and the PIPs. In addition to pursuing significant new research on the AIPs and PIPs, Ares Serono paid Axonyx an up front fee for the right to sublicense. On May 2, 2000 Ares Serono informed Axonyx that Ares Serono is exercising its right to license under the Development Agreement and the two companies are currently negotiating the final terms of a licensing agreement. Under the proposed licensing agreement Ares Serono would continue the research and development of the AIP & PIP technologies initiated during the term of the Development Agreement. Any patent rights or know-how developed by Ares Serono arising out of the conduct of the research shall revert to Axonyx if the parties do not sign a licensing agreement. If the Company signs a licensing agreement with Ares Serono, the Company will receive a $1.5 million fee within thirty days. There can be no assurance that additional revenues from patent licensing or research and development contracts will be generated in fiscal year 2000.

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

RESULTS OF OPERATIONS

     For the three months and six months ended June 30, 2000, the Company realized revenue in the amount of $41,000 and $104,000, respectively in connection with the Development Agreement and Right to License with Ares Serono, as compared with the three months and six months ended June 30, 1999 in the amount of $22,000. The increase is due to the recognition of additional revenue in connection with the agreement with Ares Serono.

     For the three months ended June 30, 2000 the Company incurred a loss from operations of $2,102,000 compared to a loss from operations of $676,000 for the three months ended June 30, 1999. The Company incurred a loss from operations of $3,049,000 for the six months ended June 30, 2000 compared to a loss from operations of $1,565,000 for the six months ended June 30, 1999. The increase is due to additional research and development activities to fund ongoing Phase I clinical trials for Phenserine and an increase in general and administrative expenses due to new office space and the hiring of new personnel. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended June 30, 2000 the Company incurred research and development costs of $693,000 compared to $194,000 for the three months ended June 30, 1999. The Company incurred research and development costs of $1,307,000 for the six months ended June 30, 2000 as compared to $714,000 for the six months ended June 30, 1999. The increase is due primarily to the hiring of the Vice President for Product Development, an increase in research activities, offset by a decrease in charges associated with the issuance of common shares to New York University and certain scientists.

     For the three months ended June 30, 2000 the Company incurred general and administrative costs of $1,450,000 compared to $504,000 for the three months ended June 30, 1999. The Company incurred general and administrative costs of $1,846,000 for the six months ended June 30, 2000 as compared to $873,000 for the six months ended June 30, 1999. The increase is due to a charge of $976,000 related to options granted to consultants, the hiring of employees and an overall increase in costs associated with patent support, investor relations and marketing the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $11,264,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans from a shareholder, licensing revenues, and from private placements of equity securities.

     The Company estimates that it currently has sufficient capital resources to meet its budgetary needs through June 2001. In the past four months the Company has received $3,712,250 total gross proceeds from the exercise of warrants as well as $37,500 gross proceeds from the exercise of options. However, there can be no assurance that the Company will generate sufficient revenues, if any, to fund its operations beyond June 2001, or that any potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 3, 2000 the Company filed a registration statement on Form SB-2 to register 1,060,000 shares of common stock, of which 1,005,000 shares were issuable upon exercise of common stock purchase warrants at $3.75 per share. Of the remaining 55,000 shares covered by the Form SB-2, 25,000 shares were held by warrant holders who had exercised their warrants prior to the filing of the Form SB-2 and 30,000 shares were held by a shareholder who acquired the shares upon the exercise of options at a price of $1.25 per share on April 27, 2000. The registration statement became effective on May 23, 2000.

     On May 5, 2000, the Company notified the holders of warrants to purchase 1,005,000 shares of common stock that the Company was calling the warrants for exercise. Under the call provision of the warrants the Company has the right to call the warrants for exercise if the average closing bid price for the Company's common stock is equal to or greater than $7.50 for any consecutive period of thirty days. The warrants were issued in a private placement of units in 1998 and are exercisable at $3.75 per share. The shares underlying the warrants are covered by a registration statement on Form SB-2 filed by the Company on May 3, 2000. An aggregate of 990,000 shares of common stock were issued to warrant holders, out of which 25,000 were issued to warrant holders who exercised prior to the call and 965,000 were issued to warrant holders during the call period. Gross proceeds of $3,712,250 were received by the Company from exercise of the warrants.

     On June 22, 2000, Axonyx issued 400 shares of common stock and warrants to purchase 200 shares of common stock to a firm that is not an affiliate of the Company, pursuant to a Finder's Agreement in relation to the private placement offering undertaken by the Company in November 1999. Each warrant entitles the holder to purchase one share at a price of $11.00 until its expiration on August 1, 2004. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Axonyx Inc. held its 2000 Annual Meeting of Stockholders on June 14, 2000. At the meeting each of the five incumbent directors of the Company were re-elected and an additional director, Abraham E. Cohen, who was nominated by the Company, was elected to the Board of Directors. Each of Albert D. Angel, Abraham E. Cohen, Michael R. Espey, Michael Strage, and Christopher Wetherhill received 9,070,764 votes for and 2,900 abstentions. Marvin S. Hausman, M.D. received 9,070,664 votes for and 2,900 abstentions. The appointment of Richard
A. Eisner & Co., LLP, independent certified accountants, as the Company's auditors was ratified. The ratification of the auditors was approved by a vote of 9,073,014 votes for, 1,108 votes against and 3,050 abstentions. The stockholders approved an amendment to the Company's Restated Articles of Incorporation to increase the authorized shares which the Company shall have the authority to issue from thirty million (30,000,000) to ninety million (90,000,000), of which the number of shares of common stock the Company would be authorized to issue would increase from twenty five million (25,000,000) shares to seventy five million (75,000,000) shares and the number of shares of preferred stock the Company would be authorized to issue would increase from five million (5,000,000) shares to fifteen million (15,000,000) shares. The amendment of the Restated Articles of Incorporation was approved by a vote of 8,405,500 votes for, 5,750 votes against and 1,000 abstentions. The stockholders approved the adoption of the Axonyx Inc. 2000 Stock Option Plan pursuant to which the Company may issue options to purchase up to 2,000,000 shares to employees, directors, officers, consultants and advisors of the Company. The adoption of the Axonyx 2000 Stock Option Plan was approved by a vote of 8,407,050 votes for, 4,100 votes against and 1,000 abstentions.

     Pursuant to the approval of the stockholders at the Annual Meeting, the Restated Articles of Incorporation were amended consistently with the approved amendment above on June 27, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          The following exhibits are filed as part of this report:

          3.0(i) Restated Articles of Incorporation

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