Form 10QSB/A
period 1999-03-31
AXONYX INC
filed 2000-09-19
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                  FORM 10-QSB/A

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               -----------------------

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________
Commission file number              000-25571
                       -----------------------------

                                   AXONYX INC.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                      86-0883978
  ---------------------------------------------              ----------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,466,002 shares of Common Stock as of June 30, 1999.

     This amended Form 10-Q is being filed as a result of the fourth quarter adjustment described in Note 1 to the financial statements included in the Company's annual report on Form 10-KSB for the year ending December 31, 1999 filed on March 13, 2000.

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

         Statements of Operations (unaudited)

         Statements of Cash Flows (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXONYX INC.
(a development stage company)

BALANCE SHEETS

                                                                               March 31,     December 31,
                                                                                 1999           1998
                                                                              -----------    ------------
                                                                              (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                $ 1,912,000    $ 1,558,000
     Stock subscription receivable                                                 50,000        750,000
     Other                                                                          6,000          4,000
                                                                              -----------    -----------

              Total current assets                                              1,968,000      2,312,000

Equipment, net                                                                      9,000          1,000

Other assets                                                                        7,000             --
                                                                              -----------    -----------

                                                                              $ 1,984,000    $ 2,313,000
                                                                              ===========    ===========

LIABILITIES
Current liabilities:
     Accrued Expenses                                                         $    95,000    $   119,000

Convertible notes payable and accrued interest                                    215,000        210,000
                                                                              -----------    -----------

              Total liabilities                                                   310,000        329,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized; 12,324,476           12,000         12,000
     and 12,210,002 shares issued and outstanding, respectively.
Additional paid-in capital                                                      4,443,000      3,363,000
Unearned compensation - stock/options                                            (551,000)       (41,000)
Deficit accumulated during development stage                                   (2,230,000)    (1,350,000)
                                                                              -----------    -----------

              Total stockholders' equity                                        1,674,000      1,984,000
                                                                              -----------    -----------

                                                                              $ 1,984,000    $ 2,313,000
                                                                              ===========    ===========

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                             January 9,
                                                                                1997
                                                                             (inception)
                                                 Three months ended            through
                                                       March 31,              March 31,
                                                1999            1998            1999
                                            ------------    ------------    ------------
Costs and expenses:
     Research and development               $    520,000    $     86,000    $  1,355,000
     General and administrative                  369,000          60,000         874,000
                                            ------------    ------------    ------------

Loss from operations                        $   (889,000)   $   (146,000)   $ (2,229,000)

Interest income/(expense)-net                      9,000              --          (1,000)
                                            ------------    ------------    ------------

Net loss                                    $   (880,000)   $   (146,000)   $ (2,230,000)
                                            ============    ============    ============

Net loss per common share                   $      (0.07)   $      (0.01)

Weighted average shares-basic and diluted     12,319,476      10,000,000

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                January 9,
                                                                                                   1997
                                                                                                (inception)
                                                                      Three months ended          through
                                                                           March 31,             March 31,
                                                                      1999           1998          1999
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                     $  (880,000)   $  (146,000)   $(2,230,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Amortization                                            151,000         30,000        357,000
              Cost of services paid with common stock                 399,000                       639,000
              Depreciation                                              1,000             --          2,000
              Changes in:
                 other assets                                          (9,000)            --         (9,000)
                 accrued expenses and interest                        (19,000)        27,000        110,000
                                                                  -----------    -----------    -----------

                      Net cash used in operating activities          (357,000)       (89,000)    (1,131,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                             (9,000)            --        (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                           5,000        200,000
     Net proceeds from issuance of common stock and warrants          720,000         20,000      2,906,000
     Cost of merger                                                        --             --        (52,000)
                                                                  -----------    -----------    -----------

                      Net cash provided by financing activities       720,000         25,000      3,054,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                             354,000        (64,000)     1,912,000
Cash and cash equivalents at beginning of period                    1,558,000         23,000             --
                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 1,912,000    $   (41,000)   $ 1,912,000
                                                                  ===========    ===========    ===========

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

     For the three months ended March 31, 1999 the Company incurred a loss from operations of $889,000 compared to $146,000 for the three months ended March 31, 1998. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended March 31, 1999 the Company incurred research and development costs of $520,000 compared to $86,000 for the three months ended March 31, 1998. The increase is a result of charges associated with the grant of options to certain scientists and to NYU, and to a lesser extent, to additional scientist and consultants being engaged.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          27.1 Financial Data Schedule

     (b)  Reports on 8-K

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                     AXONYX INC.


                                     By:  /s/  Marvin S. Hausman, M.D.
                                       ----------------------------------------
                                          Marvin S. Hausman, M.D.
                                          President and Chief Executive Officer


                                     By:  /s/  Michael M. Strage
                                       ----------------------------------------
                                          Michael M. Strage
                                          Treasurer and Principal Financial and
                                          Accounting Officer