Form 10QSB/A
period 1999-06-30
AXONYX INC
filed 2000-09-19
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                               -----------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________
Commission file number              000-25571
                       -------------------------------

                                   AXONYX INC.
             (Exact name of registrant as specified in its charter)

                   NEVADA                                     86-0883978
 ---------------------------------------------             -----------------
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

         Statements of Operations (unaudited)

         Statements of Cash Flows (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXONYX INC.
(a development stage company)

BALANCE SHEETS

                                                                                June 30,     December 31,
                                                                                  1999           1998
                                                                              -----------    ------------
                                                                              (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                $ 2,008,000    $ 1,558,000
     Stock subscription receivable                                                     --        750,000
     Other                                                                         20,000          4,000
                                                                              -----------    -----------

              Total current assets                                              2,028,000      2,312,000

Equipment, net                                                                      9,000          1,000

Other assets                                                                        7,000             --
                                                                              -----------    -----------

                                                                              $ 2,044,000    $ 2,313,000
                                                                              ===========    ===========

LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                                    $   121,000    $   119,000
     Deferred revenue                                                             228,000             --
                                                                              -----------    -----------
                                                                                  349,000        119,000

Convertible notes payable and accrued interest                                    219,000        210,000
                                                                              -----------    -----------

              Total liabilities                                                   568,000        329,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized; 12,479,426           12,000         12,000
     and 12,210,002 shares issued and outstanding, respectively
Additional paid-in capital                                                      5,186,000      3,363,000
Unearned compensation - stock/options                                            (825,000)       (41,000)
Deficit accumulated during development stage                                   (2,897,000)    (1,350,000)
                                                                              -----------    -----------

              Total stockholders' equity                                        1,476,000      1,984,000
                                                                              -----------    -----------

                                                                              $ 2,044,000    $ 2,313,000
                                                                              ===========    ===========

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                  January 9,
                                                                                                      1997
                                                                                                  (inception)
                                        Three months ended             Six months ended             through
                                          June 30, 1999                  June 30, 1999              June 30,
                                      1999            1998            1999            1998            1999
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $     22,000                    $     22,000                    $     22,000

Costs and expenses:
     Research and development          194,000    $     94,000         714,000    $    180,000       1,549,000
     General and administrative        504,000          51,000         873,000         111,000       1,378,000
                                  ------------    ------------    ------------    ------------    ------------
                                       698,000         145,000       1,587,000         291,000       2,927,000
                                  ------------    ------------    ------------    ------------    ------------

Loss from operations                  (676,000)       (145,000)     (1,565,000)       (291,000)     (2,905,000)

Interest income/(expense)-net            9,000              --          18,000              --           8,000
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $   (667,000)   $   (145,000)   $ (1,547,000)   $   (291,000)   $ (2,897,000)
                                  ============    ============    ============    ============    ============

Net loss per common share         $      (0.05)   $      (0.01)   $      (0.13)   $      (0.03)

Weighted average shares
       basic and diluted            12,365,559      10,000,000      12,343,426      10,000,000

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                  January 9,
                                                                                                    1997
                                                                                                 (inception)
                                                                        Six months ended           through
                                                                             June 30,              June 30,
                                                                        1999          1998           1999
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                       $(1,547,000)   $  (291,000)   $(2,897,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Amortization                                              376,000         59,000        582,000
              Cost of services paid with common stock                   455,000                       695,000
              Depreciation                                                1,000             --          2,000
              Changes in:
                 other assets                                           (23,000)        (3,000)       (23,000)
                 accrued expenses, interest, and deferred revenue       239,000         48,000        368,000
                                                                    -----------    -----------    -----------

                      Net cash used in operating activities            (499,000)      (187,000)    (1,273,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                               (9,000)            --        (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                           125,000        200,000
     Net proceeds from issuance of common stock and warrants            958,000         70,000      3,144,000
     Cost of merger                                                          --             --        (52,000)
                                                                    -----------    -----------    -----------

                      Net cash provided by financing activities         958,000        195,000      3,292,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                               450,000          8,000      2,008,000
Cash and cash equivalents at beginning of period                      1,558,000         23,000             --
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,008,000    $    31,000    $ 2,008,000
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

     For the three months ended June 30, 1999, the Company realized revenue in the amount of $22,000, representing a portion of a $250,000 fee from Ares Serono pursuant to the Development Agreement and Right to License.

     For the three months ended June 30, 1999 the Company incurred a loss from operations of $676,000 compared to a loss from operations of $145,000 for the three months ended June 30, 1998. The Company incurred a loss from operations of $1,565,000 for the six months ended June 30, 1999 compared to a loss from operations of $291,000 for the six months ended June 30, 1998. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended June 30, 1999 the Company incurred research and development costs of $194,000 compared to $94,000 for the three months ended June 30, 1998. The Company incurred research and development costs of $714,000 for the six month period ended June 30, 1999 compared to $180,000 for the six months ended June 30, 1998. The increase is a result of charges associated with the grant of options to certain scientists and to NYU, and to a lesser extent, to an additional scientist and consultants being engaged.

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

          The following exhibits are filed as part of this report:

          27.1 Financial Data Schedule

     (b)  Reports on 8-K

          A Form 8-K was filed on June 1, 1999 concerning the Ares Serono Development Agreement.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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