Form 10QSB/A
period 1999-09-30
AXONYX INC
filed 2000-09-19
CIK 1070698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                               -------------------------------

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________
Commission file number            000-25571
                       -----------------------------

                                   AXONYX INC.
             (Exact name of registrant as specified in its charter)

                   NEVADA                                    86-0883978
 ---------------------------------------------           -------------------
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

     Transitional Small Business Disclosure Format (check one); ______________
________________ _______________

     This amended Form 10-QSB is being filed as a result of the fourth quarter adjustment described in Note 1 to the financial statements included in the Company's annual report on Form 10-KSB for the year ending December 31, 1999 filed on March 13, 2000.

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

         Statements of Operations (unaudited)

         Statements of Cash Flows (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXONYX INC.
(a development stage company)

BALANCE SHEETS

                                                                             September, 30,   December 31,
                                                                                  1999            1998
                                                                             --------------   ------------
                                                                               (unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                                                 $ 4,224,000    $ 1,558,000
     Stock subscription receivable                                                 150,000        750,000
     Other                                                                          14,000          4,000
                                                                               -----------    -----------

              Total current assets                                               4,388,000      2,312,000

Equipment, net                                                                      15,000          1,000

Other assets                                                                         7,000             --
                                                                               -----------    -----------

                                                                               $ 4,410,000    $ 2,313,000
                                                                               ===========    ===========

LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                                     $    84,000    $   119,000
     Deferred revenue                                                              165,000             --
                                                                               -----------    -----------
                                                                                   249,000        119,000
                                                                               -----------    -----------

Convertible notes payable and accrued interest                                          --        210,000
                                                                               -----------    -----------

              Total liabilities                                                    249,000        329,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 5,000,000 shares authorized; none issued
Common Stock - $.001 par value, 25,000,000 shares authorized; 13,236,194
     (including 100,000 shares held in escrow, and 24,000 shares subscribed)
      and 12,210,002 issued and outstanding, respectively.                          13,000         12,000
Additional paid-in capital                                                       8,654,000      3,363,000
Unearned compensation - stock/options                                             (258,000)       (41,000)
Deficit accumulated during development stage                                    (4,248,000)    (1,350,000)
                                                                               -----------    -----------

              Total stockholders' equity                                         4,161,000      1,984,000
                                                                               -----------    -----------

                                                                               $ 4,410,000    $ 2,313,000
                                                                               ===========    ===========

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF OPERATIONS
(unaudited)

                                                                                                   January 9,
                                                                                                      1997
                                                                                                  (inception)
                                       Three months ended             Nine months ended             through
                                          September 30,                  September 30,            September 30,
                                      1999            1998           1999            1998             1999
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $     63,000    $         --    $     85,000    $         --    $     85,000

Costs and expenses:
     Research and development          909,000          83,000       1,623,000         263,000       2,458,000
     General and administrative        514,000          58,000       1,387,000         169,000       1,892,000
                                  ------------    ------------    ------------    ------------    ------------
                                     1,423,000         141,000       3,010,000         432,000       4,350,000
                                  ------------    ------------    ------------    ------------    ------------

Loss from operations                (1,360,000)       (141,000)     (2,925,000)       (432,000)     (4,265,000)

Interest income/(expense)-net            9,000          (6,000)         27,000          (6,000)         17,000
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $ (1,351,000)   $   (147,000)   $ (2,898,000)   $   (438,000)   $ (4,248,000)
                                  ============    ============    ============    ============    ============

Net loss per common share-
     basic and diluted            $      (0.11)   $      (0.01)   $      (0.23)   $      (0.04)

Weighted average shares
       basic and diluted            12,710,192      10,000,000      12,537,192      10,000,000

See notes to the financial statements

AXONYX INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                  January 9,
                                                                                                     1997
                                                                                                  (inception)
                                                                        Nine months ended           through
                                                                           September 30,         September 30,
                                                                        1999          1998            1999
                                                                    -----------    -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                       $(2,898,000)   $  (438,000)   $(4,248,000)
     Adjustments to reconcile net loss to cash used in
        operating activities:
              Amortization                                              672,000         89,000        878,000
              Cost of services paid with common stock                 1,195,000             --      1,435,000
              Depreciation                                                2,000             --          3,000
              Changes in:
                 other assets                                           (17,000)            --        (17,000)
                 accrued expenses, interest, and deferred revenue       120,000         91,000        249,000
                                                                    -----------    -----------    -----------

                      Net cash used in operating activities            (926,000)      (258,000)    (1,700,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                              (16,000)            --        (18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                           200,000        200,000
     Net proceeds from issuance of common stock and warrants          3,608,000         79,000      5,794,000
     Cost of merger                                                          --             --        (52,000)
                                                                    -----------    -----------    -----------

                      Net cash provided by financing activities       3,608,000        279,000      5,942,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,666,000         21,000      4,224,000
Cash and cash equivalents at beginning of period                      1,558,000         23,000             --
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 4,224,000    $    44,000    $ 4,224,000
                                                                    ===========    ===========    ===========

NONCASH TRANSACTIONS:

   Note payable converted to common stock                           $   200,000    $        --    $   200,000
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

     For the nine months ended September 30, 1999, the Company recognized revenue in the amount of $85,000 from a non-refundable fee from Ares Serono pursuant to the Development Agreement and Right to License.

     For the three months ended September 30, 1999 the Company incurred a loss from operations of $1,360,000 compared to a loss from operations of $141,000 for the three months ended September 30, 1998. The Company incurred a loss from operations of $2,925,000 for the nine months ended September 30, 1999 compared to a loss from operations of $432,000 for the nine months ended September 30, 1998. The increase is due to additional research and development activities and an increase in general and administrative expenses. The Company expects to incur additional losses for the foreseeable future.

     For the three months ended September 30, 1999 the Company incurred research and development costs of $909,000 compared to $83,000 for the three months ended September 30, 1998. The Company incurred research and development costs of $1,623,000 for the nine months ended September 30, 1999 compared to $263,000 for the nine months ended September 30, 1998. The increase is the result of charges associated with the grant of options to certain scientists and to NYU, and to a lesser extent, additional scientists and consultants being engaged.

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