Form 10QSB
period 2000-09-30
AXONYX INC
filed 2000-11-09
CIK 1070698

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-25571

AXONYX INC.
(Exact name of registrant as specified in its charter)

NEVADA	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 THIRD AVENUE, 40TH FLOOR, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip Code)

(212) 688-4770
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / /  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,277,371 shares of common stock as of November 7, 2000.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

AXONYX INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXONYX INC.
(a development stage company)
Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,182,000	$5,409,000
Stock subscription receivable	—	298,000
Other	41,000	22,000

Total current assets	10,223,000	5,729,000
Equipment, net	36,000	15,000
Other assets	51,000	—

	$10,310,000	$5,744,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$68,000	$353,000
Deferred revenue	—	104,000

	68,000	457,000
STOCKHOLDERS' EQUITY
Preferred stock—$.001 par value, 15,000,000 shares authorized; none issued
Common Stock—$.001 par value, 75,000,000 shares authorized; 15,277,371 and 13,579,076 shares issued and outstanding, respectively	15,000	13,000
Additional paid-in capital	20,629,000	11,655,000
Unearned compensation—stock/options	(54,000)	(29,000)
Deficit accumulated during development stage	(10,348,000)	(6,352,000)

Total stockholders' equity	10,242,000	5,287,000

	$10,310,000	$5,744,000

See notes to the financial statements

AXONYX INC.
(a development stage company)
Statements of Operations
(unaudited)

					January 9, 1997 (inception) through September 30, 2000
	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
		(restated)		(restated)
Revenue	$—	$63,000	$104,000	$85,000	$250,000
Costs and expenses:
Research and development	565,000	909,000	1,841,000	1,623,000	5,676,000
General and administrative	702,000	514,000	2,578,000	1,387,000	5,289,000

	1,267,000	1,423,000	4,419,000	3,010,000	10,965,000

Loss from operations	(1,267,000)	(1,360,000)	(4,315,000)	(2,925,000)	(10,715,000)
Investment Income	179,000	9,000	319,000	27,000	367,000

Net loss	$(1,088,000)	$(1,351,000)	$(3,996,000)	$(2,898,000)	$(10,348,000)

Net loss per common share	$(0.07)	$(0.11)	$(0.27)	$(0.23)

Weighted average shares basic and diluted	15,269,544	12,710,192	14,582,548	12,537,192

See notes to the financial statements

AXONYX INC.
(a development stage company)
Statements of Cash Flows
(unaudited)

			January 9, 1997 (inception) through September 30, 2000
	Nine months ended September 30,
	2000	1999
		(restated)
Cash flows from operating activities:
Net Loss	$(3,996,000)	$(2,898,000)	$(10,348,000)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of unearned compensation	1,357,000	672,000	1,845,000
Cost of services paid with common stock	138,000	1,195,000	3,201,000
Depreciation	4,000	2,000	7,000
Changes in:
other assets	(70,000)	(17,000)	(88,000)
accrued expenses, interest and deferred revenue	(389,000)	120,000	68,000

Net cash used in operating activities	(2,956,000)	(926,000)	(5,315,000)
Cash flows from investing activities:
Purchase of equipment	(17,000)	(16,000)	(35,000)
Cash flows from financing activities:
Proceeds from convertible notes payable			200,000
Net proceeds from issuance of common stock and warrants	7,746,000	3,608,000	15,384,000
Cost of merger	—	—	(52,000)

Net cash provided by financing activities	7,746,000	3,608,000	15,532,000
Net increase in cash and cash equivalents	4,773,000	2,666,000	10,182,000
Cash and cash equivalents at beginning of period	5,409,000	1,558,000	—

Cash and cash equivalents at end of period	$10,182,000	$4,224,000	$10,182,000

Noncash transactions:
Note payable converted to common stock	$—	$200,000	$200,000

See notes to the financial statements

AXONYX INC.
(a development stage company)
Statement of Changes in Stockholders' Equity
(unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit During Development Stage	Total Stockholders' Equity
Balance—December 31, 1999	13,579,076	$13,000	$11,655,000	$(29,000)	$(6,352,000)	$5,287,000
Issuance of common stock and warrants—net	666,000	1,000	3,705,000			3,706,000
Stock Options granted			233,000	(233,000)		—
Shares issued to New York University and scientists	12,295		138,000			138,000
Exercise of warrants/options	1,020,000	1,000	3,749,000			3,750,000
Amortization				198,000		198,000
Issuance of stock options for consulting services			1,149,000	10,000		1,159,000
Net Loss	—	—	—	—	(3,996,000)	(3,996,000)

Balance—September 30, 2000	15,277,371	$15,000	$20,629,000	$(54,000)	$(10,348,000)	$10,242,000

See notes to the financial statements

AXONYX INC.
(a development stage company)
Notes to Financial Statements
September 30, 2000

(1) Financial Statement Presentation

    The unaudited financial statements of Axonyx Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000 and the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2) Exercise of Right to License by Serono

    On May 2, 2000 Serono International, S.A. ("Serono") exercised its right to license certain of Axonyx's patent rights under the Development Agreement and Right to License signed with Axonyx in May of 1999. On October 20, 2000 the Company and Serono signed a definitive license agreement under which Serono has acquired exclusive worldwide patent rights to Axonyx's Amyloid Inhibitory Peptides ("AIPs") and Prion Inhibitory Peptides ("PIPs") technology. Under the definitive Licensing Agreement, Serono will continue the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement. Within 30 days of the signing of the License Agreement, Serono is obligated to pay Axonyx a nonrefundable, noncreditable license fee of $1.5 million.

(3) Equity Line and Stock Purchase Agreement

    In October 2000, Axonyx entered into a $25 million Firm Underwritten Equity Line consisting of (1) a Common Stock Underwriting Agreement ("Underwriting Agreement") with Ramius Securities, LLC, ("Ramius") pursuant to which Axonyx may, at its sole discretion, from time to time over the next two years, sell shares of common stock registered under an effective registration statement filed with the Securities and Exchange Commission, with Ramius serving as underwriter on a best efforts basis, and (2) a Stand-By Purchase Agreement, with Ramius Capital Group, LLC ("Ramius Capital"), under which Ramius Capital agreed to purchase shares of Axonyx common stock not sold by Ramius during a selling period. As a part of the compensation to Ramius under the terms of the Underwriting Agreement Axonyx granted a three-year common stock purchase option pursuant to which Ramius has the right to purchase up to 50,000 shares of common stock at an exercise price of $12.34 per share.

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

    Axonyx Inc. ("Axonyx" or the "Company") is engaged in the business of acquiring novel post-discovery central nervous system (CNS) drug candidates and patent rights for advancement through clinical development towards regulatory approval. The Company is engaged in the business of acquiring patent rights and developing CNS pharmaceutical compounds and necessary diagnostics with significant potential market impact. The Company has acquired worldwide exclusive patent rights to therapeutic compounds designed for the treatment of Alzheimer's Disease (AD), Moderate Cognitive Impairment (MCI), and related diseases. The Company licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health/National Institute on Aging (NIA) (the "Licensors") and has ongoing research and development relationships with both Licensors.

    The Company's current business strategy is to pursue products for: (i) the treatment of AD, (ii) for prion-related diseases, and (iii) diagnostic tests for AD. The AD-targeted approaches include: (1) Phenserine, an analog of physostigmine and a potent inhibitor of acetylcholinesterase currently in Phase II proof of concept study, (2) an inhibitor of butyrylcholinesterase to be selected from a series of potential drug compounds that is also an inhibitor of the formation of amyloid plaques, and (3) compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD and in diseases of peripheral amyloidosis. The Company is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as "Mad Cow Disease") and the human form of the disease, Creutzfeldt-Jakob Disease, new variant. In the area of diagnostics, the Company has entered into an agreement with the University of Melbourne (Australia) for collaborative research on the development of a diagnostic test for AD.

    Axonyx's plan is to: (1) acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further research and clinical testing; (3) perform clinical studies towards regulatory approval and market drugs and diagnostic tests through profitable licensing agreements with major pharmaceutical companies; and (4) work to develop other promising compounds in-house and in collaboration with third parties such as its current Licensors at NYU and the NIA, and through corporate joint ventures with companies such as Serono International, S.A., a subsidiary of which signed a Development Agreement and Right to License Agreement with Axonyx in May 1999. Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their production, commercialization and marketing. The Company expects to derive its revenues from patent sub-licensing fees, royalties from pharmaceutical sales, appropriate milestone payments, and research and development contracts.

    On May 2, 2000, through a wholly owned subsidiary, Serono International, S.A. ("Serono") exercised its right to license certain of Axonyx's patent rights under the Development Agreement and Right to License signed with Axonyx in May of 1999. On October 20, 2000 the Company and Serono finalized the definitive license agreement under which Serono has acquired exclusive worldwide patent rights to Axonyx's Amyloid Inhibitory Peptides ("AIPs") and Prion Inhibitory Peptides ("PIPs") technology. Under the definitive Licensing Agreement, Serono will continue the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement. Within 30 days of the signing of the License Agreement, Serono is obligated to pay Axonyx a nonrefundable, noncreditable license fee of $1.5 million. There can be no assurance that additional revenues from patent licensing or research and development contracts will be generated in fiscal year 2000.

    On October 1, 1999 Axonyx Inc. signed a Sponsored Research Agreement with the University of Melbourne (Australia). Under the Agreement, Axonyx commits to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer's Disease. Axonyx is funding this research for a three-year period ending October 1, 2002 for approximately $60,000 per year. Each party will equally own any new resulting intellectual property as tenants in common. Axonyx owns an option to acquire an exclusive worldwide license to the existing intellectual property. Axonyx is also paying the expenses associated with the filing and prosecution of any patent applications covering the intellectual property resulting from the research project. In addition, the University of Melbourne granted Axonyx an option to acquire an exclusive worldwide license to the intellectual property or patent resulting from the research project, and to an existing patent application covering an Alzheimer's Disease diagnostic test on basic licensing terms outlined in the Sponsored Research Agreement.

RESULTS OF OPERATIONS

    For the three months and nine months ended September 30, 2000, the Company realized revenue in the amount of $0.00 and $104,000, respectively in connection with the Development Agreement and Right to License with Serono, as compared with the three months and nine months ended September 30, 1999 in the amount of $63,000 and $85,000, respectively. The year to date increase is due to the recognition of additional revenue in connection with the agreement with Serono.

    For the three months ended September 30, 2000 the Company incurred a loss from operations of $1,267,000 compared to a loss from operations of $1,360,000 for the three months ended September 30, 1999. The Company incurred a loss from operations of $4,315,000 for the nine months ended September 30, 2000 compared to a loss from operations of $2,925,000 for the nine months ended September 30, 1999. Additional research and development activities to fund completed Phase I clinical trials for Phenserine and an increase in general and administrative expenses due to new office space, the hiring of new personnel and the retention of consultants, resulted in an increase for the nine month period ended September 30, 2000. The Company expects to incur additional losses for the foreseeable future.

    For the three months ended September 30, 2000 the Company incurred research and development costs of $565,000 compared to $909,000 for the three months ended September 30, 1999. The Company incurred research and development costs of $1,841,000 for the nine months ended September 30, 2000 as compared to $1,623,000 for the nine months ended September 30, 1999. The increase over the nine month period is due primarily to the hiring of the vice president for product development, an increase in research activities, and an increase in expenditures related to clinical trials offset by a decrease in charges associated with the issuance of common stock to New York University and certain scientists. The decrease over the three month period as compared to the prior year reflects a decrease in option costs related to research and development between the two periods.

    For the three months ended September 30, 2000 the Company incurred general and administrative costs of $702,000 compared to $514,000 for the three months ended September 30, 1999. The Company incurred general and administrative costs of $2,578,000 for the nine months ended September 30, 2000 as compared to $1,387,000 for the nine months ended September 30, 1999. The increase is due to a charge of $1,149,000 in 2000 related to options granted to consultants, the hiring of employees and an overall increase in costs associated with patent support, investor relations and marketing the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company had $10,182,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans from a shareholder, licensing revenues, and from private placements of equity securities.

    The Company estimates that it currently has sufficient financial resources to fund planned operating expenses, including anticipated capital expenditures through 2001. During fiscal 2000 the Company has received $3,843,250 total gross proceeds from the exercise of warrants (less $131,750 in placement costs), in addition, $37,500 gross proceeds from the exercise of options.

    The Company intends to supplement its financial resources from time to time as market conditions permit through additional financing and through collaborative marketing and distribution agreements. There can be no assurance that the Company will be able to obtain additional funds.

SUBSEQUENT EVENTS

    In October 2000, Axonyx entered into a Firm Underwritten Equity Line (the "FUEL" program) consisting of (1) a Common Stock Underwriting Agreement ("Underwriting Agreement") with Ramius Securities, LLC, ("Ramius") pursuant to which Axonyx may, at its sole discretion, from time to time over the next two years, sell shares of common stock registered under an effective registration statement filed with the Securities and Exchange Commission, with Ramius serving as underwriter on a best efforts basis, and (2) a Stand-By Purchase Agreement, with Ramius Capital Group, LLC ("Ramius Capital"), under which Ramius Capital agreed to purchase shares of Axonyx common stock not sold by Ramius during a selling period. Under the FUEL program, Axonyx may periodically present Ramius with notices requiring Ramius to sell, as an underwriter, up to $5 million of Axonyx common stock per notice, subject to certain trading volume restrictions, for an aggregate purchase price up to $25 million over the two year term of the FUEL program. The cash proceeds to be received by Axonyx from the sale of common stock will be based on 97% of the volume-weighted average prices for specified days during a ten day selling period, with the remaining sales proceeds to be paid to Ramius as underwriter's commission. As a part of the compensation to Ramius under the terms of the Underwriting Agreement Axonyx granted a three-year common stock purchase option pursuant to which Ramius has the right to purchase up to 50,000 shares of common stock at an exercise price of $12.34 per share.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    In June and July 2000, New York University, Dr. Frangione and Dr. Claudio Soto, two scientists associated with NYU, exercised certain options granted under Option Agreements dated April 3, 1997. Upon receipt of the nominal exercise price, Axonyx issued an aggregate of 90,952 shares of common stock to NYU and the scientists. This issuance of shares to NYU and the scientists under the Option Agreements between them and Axonyx were the final share issuance under the terms of those agreements. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed as part of this report:

  27.1
  Financial Data Schedule

  (b)
  Reports on 8-K

    A Form 8-K was filed on November 6, 2000 concerning the Serono License Agreement, the Common Stock Underwriting Agreement with Ramius Securities, LLC, and the Stand-By Purchase Agreement with Ramius Capital Group, LLC.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONYX INC.
Dated November 3, 2000	By:	/s/ MARVIN S. HAUSMAN, M.D. Marvin S. Hausman, M.D. President and Chief Executive Officer
	By:	/S/ MICHAEL M. STRAGE Michael M. Strage Treasurer and Principal Financial and Accounting Officer

QuickLinks

AXONYX INC. INDEX
SIGNATURE