Form 10KSB
period 2000-12-31
AXONYX INC
filed 2001-03-22
CIK 1070698

QuickLinks -- Click here to rapidly navigate through this document

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25571

AXONYX INC.
(Exact name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0883978 (I.R.S. Employer Identification No.)
825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)

Issuer's telephone number (212) 688-4770

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK $0.001 PAR VALUE
(Title of class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

   State issuer's revenues for its most recent fiscal year. $1,605,000.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $73,385,881 on January 30, 2001

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,277,371 shares of common stock as of March 19, 2001.

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

   Transitional Small Business Disclosure Format (check one):

   Yes         No   X

PART I

Item 1.  Description of Business.

GLOSSARY

acetylcholinesterase—an enzyme that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body. Acetylcholine is a chemical substance that sends signals between nerve cells (called neurotransmission) and is therefore called a neurotransmitter. Neurotransmitters are secreted by neurons (nerve cells) into the space between neurons called the synapse. Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition. Acetylcholinesterase is the enzyme present in the synapse that degrades acetylcholine.

analog—one of a series of chemical substances of similar chemical structure.

amyloid plaque—amyloid proteins involved in Alzheimer's Disease and other diseases of amyloidosis aggregate into insoluble fibrils that are deposited in amyloid plaques in the brains of Alzheimer's patients.

beta amyloid precursor protein—this protein (known as beta-APP) is encoded on chromosome 21 and is present in the cell wall of numerous cells within the body including nerve cells of the brain. Beta-amyloid protein is derived from this larger protein.

beta-amyloid protein—one of more than a dozen types of amyloid proteins found in the body, beta amyloid is normally present in the brain of healthy individuals in small quantities. Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in Alzheimer's Disease and Downs Syndrome. In Alzheimer's Disease, the beta-amyloid protein undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain.

beta-sheet breaker peptide—a molecule composed of naturally occurring amino acids, the building blocks of proteins, that is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that forms plaques.

butyrylcholinesterase—an enzyme that is normally found widely in the body. Its function in the central nervous system remains to be fully understood. Amongst other roles, it degrades acetylcholine, a primary neurotransmitter in the brain. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from Alzheimer's Disease. This enzyme also functions to degrade a number of drugs and natural products and is involved in their elimination from the body.

cholinergic system—is also called the parasympathetic nervous system; it is involved in nerve transmission related to memory and cognition, as well as the involuntary functioning of major organs such as the heart, lungs and gastrointestinal system.

cortically-projecting neurons—these are the nerve cells that connect the mid-brain to the cortical areas in the front part of the brain where nerve cells involved in memory and cognition are concentrated. In Alzheimer's Disease, the loss of these connecting nerve cells result in a reduction in the amount of the neurotransmitter acetylcholine, and the loss of mental capacity or cognition.

neuroblastoma cell cultures—these are a type of cell derived from the human brain that can be grown in containers in the lab (in vitro) where they are able to reproduce and carry out many activities as if they were residing in the brain, including the synthesis and secretion of proteins such as the beta-amyloid peptide which, in the human brain, can form plaques. A neuroblastoma cell culture is used to study brain cell function in a simple in vitro system, which allows testing of the ability of drugs to prevent the formation of the beta-amyloid precursor protein and secretion of beta amyloid.

neurotoxic peptide—refers to a small protein (called a peptide) that can be toxic to neurons.

peripheral amyloidosis—excessive production and deposition of various types of amyloid protein can occur in other organs outside of the brain and cause damage by interfering with important bodily functions, sometimes causing death.

physostigmine—is a drug that is a classical potent acetylcholinesterase inhibitor but which causes unpleasant side effects that have prevented its development as a treatment for Alzheimer's Disease.

presynaptic neurons—this is the nerve cell that releases a given neurotransmitter into the synapse for transmission of a nerve impulse to a neighboring nerve cell.

prion—is a contraction of the descriptive term, proteinaceous infectious proteins. Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein and the infectious form can cause degenerative brain diseases.

prion-related diseases—these are degenerative diseases of the brain that are thought to be caused by an infectious protein called a prion. Such diseases include Creutzfeldt Jakob Disease, new variant (nvCJD) in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep.

transdermal formulation—a formulation refers to the mixture of chemical substances used to promote the absorption of a drug. A formulation that promotes the absorption of a drug from the skin is called a transdermal formulation (a skin patch).

TABLE OF CONTENTS

A.	Axonyx—Introduction and Executive Summary
B.	Business Strategy
C.	Axonyx Drug Discovery Programs
D.	Out-Licensed Technology
E.	The Industry and Market
F.	FDA Matters
G.	Strategic Alliances
H.	Marketing and Sales
I.	Patents, Trademarks, and Copyrights
J.	Competition
K.	Employees

A.  Axonyx—Introduction and Executive Summary

  General

    Axonyx Inc. is engaged in the business of acquiring and developing novel post-discovery central nervous system (CNS) drug candidates, primarily in the areas of memory and cognition. Axonyx acquires patent rights to CNS pharmaceutical compounds it believes may have significant potential market impact and works to advance the compounds through clinical development towards regulatory approval. Axonyx has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer's Disease (AD), Mild Cognitive Impairment (MCI), and related diseases. Axonyx has also acquired patent rights to a fourth class of potential therapeutic compounds designed for the treatment of prion related diseases. Axonyx licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA). Axonyx has an ongoing research relationship with both NYU and the NIA.

    Axonyx out-sources much of its preclinical research and development, utilizing contracting research organizations. In addition, through the first quarter of 2001, Axonyx is continuing to fund research in laboratories at the New York University School of Medicine and Axonyx is also funding a researcher at the NIA's laboratories. Axonyx has entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS is undertaking research on certain of Axonyx's licensed technologies. Axonyx received an up front fee, and may receive milestones and royalties under the License Agreement. In addition, Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia). Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their potential production, commercialization and marketing. Axonyx itself does not currently maintain any laboratory or research premises.

    Axonyx has licensed a portfolio of CNS drugs that addresses three distinct therapeutic approaches that have all demonstrated activity in treating what is believed to be the primary cause of AD in preclinical development: (1) acetylcholinesterase inhibitors, (2) butyrylcholinesterase inhibitors and (3) amyloid inhibitory peptides. Each class of compounds has a different target and represents an innovative platform for the development of pharmaceutical products for the diagnosis and treatment of AD. Axonyx also acquired patent rights to prion inhibitory peptides, a potential therapeutic approach to prion related diseases. Axonyx has licensed to ARS the amyloid and prion inhibitory therapeutic approaches.

    The treatment of people with AD is a multi billion-dollar industry in the United States alone and constitutes an extremely large potential market with an unmet therapeutic need. Currently there are three drugs approved in the United States that provide at best marginal symptomatic relief for one aspect of AD. One of the Axonyx compounds, Phenserine, an acetylcholinesterase inhibitor, has shown in preclinical studies a potential therapeutic and safety profile superior to the leading product currently on the market. Axonyx's other lead product candidate, Phenethylnorcymserine, a butyrylcholinesterase inhibitor, attacks the disease in other effective ways, representing a potentially new platform technology for the treatment of AD. Axonyx expects to derive its revenues, if any, from patent sub-licensing fees, royalties from pharmaceutical sales, and appropriate milestone payments.

    In December 2000 Axonyx incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands. Gosse Bruinsma, M.D., currently the Chief Operating Officer of Axonyx, was appointed the President of Axonyx Europe BV. Axonyx Europe explores out-licensing opportunities for Axonyx's licensed technologies in Europe and other areas outside the United States, facilitate communication with Axonyx's European shareholders, and may assist in administering future potential pre-clinical and clinical research in Europe. Axonyx Europe is establishing a Scientific Advisory Board which is expected to alert Axonyx to technology and products for potential licensing.

    Axonyx's executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, telephone number (212) 688-4770. It also maintains offices at 1001 4th Avenue Plaza, Suite 3228, Seattle, Washington 98154, telephone number (206) 340-0211, at 200 Hurlbutt St., Wilton, Connecticutt 06897, and at 4041 State Highway 14, Stevenson, Washington 98648, telephone number (509) 427-5132. Axonyx Europe BV maintains an office at Bilderdijkstraat 9, 2311 XD Leiden, The Netherlands, telephone number (31) 71 589 3463.

    Axonyx's fiscal year end is December 31.

  Background

    On December 28, 1998 Axonyx Inc. merged with Ionosphere, Inc., a Nevada corporation incorporated on July 29, 1997. The pre-merger predecessor of Axonyx, also named Axonyx Inc., was incorporated in Delaware on September 16, 1996. Reference to Axonyx Inc. herein refers to the historical Axonyx Inc., a Delaware company, unless the context otherwise requires. At the time of the merger, Ionosphere had no employees and owned no patents, patent rights, trademarks or copyrights.

    After the merger (which represented a recapitalization for accounting purposes), Ionosphere, Inc., the surviving Nevada corporation, changed its name to Axonyx Inc. In conjunction with the merger, Ionosphere, Inc. undertook a 1 for 2 reverse stock split on December 28, 1998. On a post merger basis, the business of Axonyx Inc. became the business of the company. The management and board of directors of Axonyx Inc. became the management and directors of the consolidated company and shareholders of Axonyx Inc. held approximately 90% of the outstanding shares of common stock of the consolidated company.

B.  Business Strategy

    Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further out-sourced research, preclinical and clinical testing towards regulatory approval; (3) market its drugs through licensing agreements with major pharmaceutical companies; and (4) work to develop other promising compounds utilizing contracting research organizations and collaborations with third parties such as its current licensors at NYU and the NIA, and through corporate ventures with licensees such as Serono's subsidiary ARS.

    Axonyx's long term goal is to become a partially integrated pharmaceutical company with capabilities in research, drug development, clinical investigation, and regulatory affairs. Currently Axonyx does not maintain any research or laboratory premises, utilizing instead such facilities on a contractual or collaborative basis at academic and research institutions, as well as contract research organizations. Considering the commercialization infrastructure necessary to effectively market its drug products, Axonyx will seek joint ventures or collaborations with other pharmaceutical companies, both domestically and outside the United States. Axonyx will seek corporate partners, such as Serono, who will be responsible for at least part of the clinical development, regulatory approval, manufacturing and marketing of the drug product. Under such an arrangement, Axonyx expects to receive certain up-front and sub-licensing fees, ongoing research contracts, milestone payments, and royalties on drug product sales.

C.  Axonyx Drug Discovery Programs

    Axonyx is pursuing two different types of products for the treatment of AD. These AD targeted approaches include: (1) Phenserine, a novel, long-acting and brain directed analog of the classical drug physostigmine, that is a potent inhibitor of acetylcholinesterase currently being tested in a Phase II proof-of-concept human clinical trial, and (2) Phenethylnorcymserine (PENC), a butyrylcholinesterase inhibitor.

    In addition to inhibiting key enzymes associated with neural transmission in preclinical studies conducted by the NIA, Phenserine and PENC appear to have the ability to inhibit the formation of the beta-amyloid precursor protein and reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques. In addition, in animal studies, they improve cognitive performance. The beta-amyloid protein is an abnormal form of a protein normally found in the brain that is over-produced in Alzheimer's Disease and is considered the toxic agent responsible for neuronal cell death.

    Axonyx is also pursuing the development of a diagnostic test for AD under the terms of a research and development arrangement with the University of Melbourne in Australia.

    ARS, through Serono, is conducting research on compounds named Amyloid Inhibitory Peptides (AIPs) that may prevent and reverse the formation of amyloid plaques in AD. ARS, through Serono, is also conducting research under its sublicense with Axonyx on the diagnosis and treatment of prion-related diseases such as Bovine Spongiform Encephalopathy and Creutzfeldt-Jakob Disease, new variant, using a series of Prion Inhibitory Peptides (PIPs) that prevent and reverse the formation of the toxic form of prions.

    Despite the fact that we cannot assure you that the technologies and pharmaceutical compounds that Axonyx is developing will ultimately prove to be profitable, Axonyx will be required to continue to spend substantial capital on research and development in the foreseeable future in order to enhance its proprietary pharmaceutical properties, and to seek to acquire new potential products. New technologies and/or pharmaceutical compounds in the field of AD and prion related diseases by other entities could adversely affect the future marketability of Axonyx's proprietary products. Consequently, Axonyx will need to continue its funding of research and development of new technologies and pharmaceutical compounds in order to remain competitive. In fiscal years 1999 and 2000, Axonyx spent $744,000 and $1,397,000, respectively, on sponsored research and development of its technologies and pharmaceutical compounds.

Program 1:  Inhibitors of Acetylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

    Alzheimer's Disease is characterized by cognition impairment and partial or total loss of memory. These impairments are caused by a loss of presynaptic neurons of the cholinergic system of the brain and a loss of cortically-projecting neurons that connect the mid-brain with the cortical areas in the forebrain, particularly to brain areas associated with memory and learning. The loss of neurons results in a decreased synthesis and availability of acetylcholine, the neurotransmitter involved in mediating these memory and learning functions. Axonyx's most advanced compound, Phenserine, is designed to selectively inhibit acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter. Phenserine has been shown to be a potent and selective inhibitor of this enzyme in the rat brain and has been shown to increase memory and learning over a wide therapeutic range in aged rats without causing toxic side effects. The compound readily enters the brain, has minimal activity in other organs outside the brain, and has a long duration of action.

    Phenserine also has the unusual ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), the larger protein that is the source of the neurotoxic peptide, beta amyloid, which is deposited in the brain as amyloid plaques that apparently cause eventual neuronal cell death. These studies were conducted at laboratories at the NIA in human neuroblastoma cell cultures and in vivo in rodents. Studies in human neuroblastoma cell lines importantly show that the compound reduces the formation of beta-amyloid peptide. In animal studies Phenserine inhibited beta-APP formation in the brain. Additional animal studies are being conducted in the transgenic mouse to confirm these findings. These results suggest that Phenserine may have the ability to slow the progression of AD in addition to providing symptomatic relief for the cognitive changes.

    In December 1999, Axonyx initiated Phase I human clinical trials for Phenserine utilizing healthy elderly patients at a U.S. research center. These Phase I safety and tolerance trials were completed in September 2000. In December 2000, Axonyx initiated a Phase II proof-of-concept clinical trial with Phenserine utilizing AD patients. This Phase II proof-of-concept trial is designed to determine the drug's safety and possibly a trend toward efficacy in patients exhibiting mild to moderate AD. The trial will include 60 patients, with 40 patients receiving the drug and 20 patients will receive a placebo. While the primary purpose of the trial is to assess the safety of Phenserine in patients with AD, the patient's memory and cognitive performance will also be assessed. The Phase II proof of concept trial is expected to continue into fall 2001.

    Axonyx is assessing the properties of other Phenserine analogs which are also potent inhibitors of acetylcholinesterase such as Tolserine, that may ultimately prove to have certain additional advantages for use in AD, and Thiatolserine, a compound which has characteristics that may be suitable for development as a transdermal agent that is absorbed through a patch placed on the skin. In November 2000 Axonyx initiated preclinical studies on Tolserine necessary to file an Investigational New Drug Application with the FDA.

Program 2:  Inhibitors of Butyrylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

    The function of butyrylcholinesterase, a sister and similar enzyme to acetylcholinesterase, remains largely unknown. Recent research suggests that for specific nerve pathways within the human brain butyrylcholinesterase is present instead of acetylcholinesterase. Butyrylcholinesterase activity is elevated in the brains of AD patients. Butyrylcholinesterase is additionally found in many body tissues and functions to degrade a number of drugs such as codeine. This enzyme was identified as a target for inhibition in AD since it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloid plaques taken from the brains of AD patients.

    Our lead butyrylcholinesterase inhibitor drug candidate, Phenethylnorcymserine (PENC), has been studied extensively and has many of the characteristics desirable for use in AD. Like Phenserine, it has a dual mechanism of action in that, in addition to inhibiting the butyrylcholinesterase enzyme, it also inhibits the formation of beta-APP in cell culture, and in rats. These findings indicate that PENC may have an important role in preventing the formation of amyloid plaques in AD, in addition to its inhibition of butyrylcholinesterase. PENC readily enters the brain, has a long duration of action and is highly active in improving memory and learning in the aged rat. Other properties that may help to reduce any potential side effects with PENC are its high potency and its wide therapeutic dose range. PENC has three potential uses: (1) as an inhibitor of butyrylcholinesterase, (2) as an inhibitor of the production of beta-APP, thus inhibiting the formation of amyloid plaques, and (3) as an early diagnostic marker.

Program 3:  Treatment of Mild Cognitive Impairment

    The biological and safety profile of Phenserine based on preclinical data suggests that this drug compound should be considered for treatment of individuals with mild to moderate cognitive impairment and for age related loss of memory. Axonyx intends to explore the opportunities for developing Phenserine for these indications if the ongoing human clinical trials generate results that are consistent with the preclinical findings.

Program 4:  Alzheimer's Disease Diagnostic Development Program

    In October 1999 Axonyx entered into a joint development agreement with the Department of Pathology at the University of Melbourne in Australia to develop proprietary technology for a diagnostic test for Alzheimer's Disease. With the potential development of new therapeutic approaches to the treatment of AD, such as Axonyx's AIPs and the butyrylcholineserase inhibitors, early and accurate diagnosis of the disease is essential. Axonyx's sponsored research at the University of Melbourne aims to develop a new diagnostic test that would help to accurately discriminate AD from other dementias at an early stage and to ensure that the optimal therapeutic strategy is used with particular patients.

    At present, the only way of diagnosing AD is through clinically examining patients, using both neurological and non-neurological tests. This lengthy and subjective examination can be a stressful and time-consuming approach and does not always distinguish AD from other dementia causing diseases.

The diagnostic test being developed at the University of Melbourne involves a fingerprint-type analysis of certain chemical markers found in cerebrospinal fluid that have the potential to change in patients with the propensity to develop AD.

D.  Out-Licensed Technology

    Axonyx signed a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono) effective September 15, 2000. Serono is a Swiss-based biotechnology company listed on the NYSE. Under the License Agreement, Axonyx granted an exclusive, worldwide sublicense to its patent rights and know-how regarding the Amyloid Inhibitory Peptide and the Prion Inhibitory Peptide technology (the "Licensed Products") to ARS. Axonyx will receive milestone payments upon the occurrence of certain events in the development of the Licensed Products and royalty payments upon the sale of products resulting from the licensed technology. In addition, ARS paid Axonyx a nonrefundable and noncreditable up-front license fee in the amount of $1,500,000. ARS, through Serono, has indicated that it may be in a position to begin human studies in AD patients in 2002.

  Amyloid Inhibitory Peptides (AIPs)

    A key event in Alzheimer's Disease is the conversion of beta-amyloid protein into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils). These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain. These changes play an important role in the pathogenesis of the disease. The Amyloid Inhibitory Peptides (AIPs), also referred to as beta-sheet breaker peptides, have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain.

    In experiments in vitro and in vivo at labs at NYU with one of the AIPs, the drug compound inhibited the formation of amyloid fibrils, caused disassembly of preformed fibrils and prevented neuronal cell death in cell culture. In a rat model of amyloidosis, an AIP reduced beta-amyloid protein deposition and significantly blocked the formation of amyloid fibrils. In addition, one of the AIPs has been shown to cause a significant reduction of established amyloid deposits in the brains of rats. These results indicate the potential for an drug based on the AIP technology to prevent the formation of the amyloid plaques, and to treat AD patients who already have amyloid plaques. Serono's efforts are focused on identifying an AIP-type drug compound suitable for development for therapeutic use.

    Ongoing preclinical development of compounds based on the AIPs is being undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.

  Prion Inhibitory Peptides (PIPs)

    There is increasing evidence that prions (proteinaceous infectious particles) are the infectious agents that cause Bovine Spongiform Encephalopathy (BSE), Creutzfeldt-Jakob Disease, new variant (nvCJD) and possibly other transmissable spongiform encephalopathies. These diseases have caused grave concern in Europe and the U.S. because of the potential for their transmission to humans through the meat supply. These fatal neurodegenerative disorders are characterized by spongiform degeneration of the brain and, in many cases, by deposits of prions into plaques. The infectivity of prions is believed to be associated with an abnormal folding of the prion protein. This folding involves a conversion of the alpha-helical form to the beta-sheet form that can then form plaques in the brain.

    Serono, through its sublicense with Axonyx, is developing a series of Prion Inhibitory Peptides (PIPs), that interact in vitro with the normal form of the prion to prevent its conversion to the abnormal form, and to interact with the abnormal form to cause it to revert to a normal prion. In earlier research at NYU, incubation of the PIPs with toxic prions taken from BSE and nvCJD infected cows caused a reversion of the toxic prions to the normal form. These findings suggest a strategy for designing diagnostics and therapeutic treatments for prion related diseases.

    Ongoing preclinical development of compounds based on the PIPs is being undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.

E.  The Industry and Market

    A number of major pharmaceutical companies have programs to develop drugs for the treatment of Alzheimer's Disease. Many of these drugs are acetylcholinesterase inhibitors. Warner-Lambert (Cognex), Eisai/Pfizer (Aricept), Novartis (Exelon) and, most recently, Johnson & Johnson (Reminyl), have marketed compounds of this type in the United States. Cognex was effectively removed from the market in 1998 due to severe side effects and Aricept currently dominates the market. First Horizon has licensed Cognex from Warner Lambert and has announced plans to launch a new formulation of Cognex in 2002. Astra Zeneca, Chiesi and Takeda all have acetylcholinesterase inhibitors in human clinical trials with expected launch dates between 2003 to 2005.

    Neurochem and ProteoTech have drug compounds in clinical trials that are based on a beta-amyloid approach to the treatment of AD. Two small biotechnology companies (Praecis and Pharmaceutical Peptides, Inc.) appear to be pursuing the amyloid inhibitory peptide approach similar in scope and direction as that of our sub-licensee Serono. Elan Pharmaceuticals, the California based subsidiary of the Elan Corporation of Dublin, Ireland, has developed a vaccine designed to cause the immune system to mount antibodies against the amyloid proteins that make up amyloid plaques. This vaccine has shown efficacy in genetically altered mice and is currently being tested in Phase I human clinical trials.

    In the area of butyrylcholinesterase inhibition, Novartis' drug Exelon is a dual inhibitor of both acetylcholinesterase and butyrylcholinesterase.

    Many other pharmaceutical companies are developing drug compounds for the treatment of AD based on other therapeutic approaches to the disease, including secretase inhibitors.

    In the field of prions, one company, Prionics, A.G., of Zurich, Switzerland, has a diagnostic test for animal use that is approved in Europe. Prionics is also researching the treatment of nvCJD in humans. Two other companies have veterinary diagnostic tests for Bovine Spongiform Encephalopathy (BSE) approved in the European Union and two additional companies are developing such diagnostic tests. A German pharmaceutical company, Degussa-Huetls AG, is testing an approved pain killer, Flupirtine, that may prolong the decline in cognitive function of patients with nvCJD.

F.  FDA Matters

    Regulation by governmental authorities in the United States and foreign countries is an important factor in the development, manufacture and marketing of Axonyx's proposed products. It is expected that all of Axonyx's products will require regulatory approval by governmental agencies prior to their commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the Food and Drug Administration (FDA) and similar regulatory agencies in foreign countries.

    Preclinical testing is conducted on animals in the laboratory to evaluate the potential efficacy and the safety of a potential pharmaceutical product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (IND) application, which must be approved before clinical testing in humans can begin. Typically, the clinical evaluation process involves three phases. In Phase I, clinical trials are conducted with a small number of human subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary evidence of efficacy, the optimal dosages, and more extensive evidence of safety. In Phase III, large scale, multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The results of the preclinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. We cannot assure you that approvals will be granted on a timely basis, if at all. Similar regulatory procedures are in place in countries outside the United States.

    In December 2000, Axonyx initiated Phase II proof of concept human clinical trials for Phenserine utilizing AD patients at three sites in the United States. PENC is approximately one and a half years behind Phenserine in preclinical development. The AIP product development is under the direction of ARS, through its arrangements with Serono who has indicated that they may begin human testing in 2002.

G.  Strategic Alliances

    On April 1, 1997 Axonyx entered into a Research and License Agreement with New York University pursuant to which NYU granted Axonyx an exclusive worldwide license to certain patent applications covering AIPs, PIPs and related technology, and any inventions that arise out of ongoing research funded by Axonyx. See Section I. Patents, Trademarks and Copyrights. The patent license terminates, on a country-by-country basis, upon expiration of the last to expire of the licensed patents or eight years from the date of first commercial sale of a licensed product in such country, whichever is later. In addition to royalties on future sales of products developed from the patented technologies, milestone payments and patent filing and prosecution costs, Axonyx Inc. undertook to fund four years of research at the NYU School of Medicine at Dr. Frangione's laboratory at a cost of $300,000 per year. Axonyx has an exclusive license to all inventions in the field arising from this research on the AIPs and PIPs.

    On April 3, 1997, Axonyx Inc. also signed stock option agreements with NYU and Drs. Frangione and Soto, the lead scientists involved in the sponsored research, under which Axonyx Inc. has issued an aggregate of 917,369 shares of common stock in partial consideration for the worldwide exclusive patent rights.

    On February 27, 1997, Axonyx acquired the worldwide exclusive patent rights to Phenserine, related acetylcholinesterase inhibitors, and certain butyrylcholineserase inhibitor compounds (not including PENC) via a sublicense with CURE, LLC, from the Public Health Service, parent agency of the National Institutes of Health\National Institute on Aging (NIH\NIA). Axonyx is currently sponsoring one of the researchers at the NIA facilities involved in fields of research related to the licensed patent rights.

    Effective September 15, 2000 Axonyx entered into a License Agreement with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Serono International S.A., a Swiss pharmaceutical company, covering the amyloid and prion inhibitory peptide technologies. Under this agreement Axonyx received a $1.5 million up front payment, may receive milestone payments androyalties on the sale of approved drug compounds derived from the licensed technology. Previously, on May 19, 1999 Axonyx had signed a Development Agreement and Right to License (Development Agreement). Under the Development Agreement, Axonyx granted an exclusive right to license its patent rights and know-how regarding the AIPs to ARS. ARS paid Axonyx a $250,000 fee for the right to license.

    In conjunction with the Development Agreement between Axonyx and Serono, Serono entered into an employment agreement with Dr. Claudio Soto, one of the lead scientists involved in the research on the AIPs and PIPs, who performed professional services for Axonyx from February 1999 after his departure from New York University School of Medicine in December 1998 until May 1999. Dr. Soto is continuing his work on development of the AIP & PIP technologies at Serono under the License Agreement.

    On October 1, 1999 Axonyx entered into an agreement with the University of Melbourne (Australia). In addition to the payment of costs associated with the filing and prosecution of any patent applications resulting from collaborative research, Axonyx has committed approximately $60,000 per year for two years ending October 2001 to fund research aimed at developing a diagnostic test for Alzheimer's Disease. Both parties will own any resulting intellectual property as tenants in common in equal shares. In addition, Axonyx has an option to acquire an exclusive worldwide license to the intellectual property or patents resulting from the research project.

H.  Marketing and Sales

    Axonyx does not intend to manufacture or market any products it may develop. Axonyx intends to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture and/or market Axonyx's products, if any, through their well developed distribution networks. Axonyx may license some or all of its worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of its products, if any.

I.  Patents, Trademarks, and Copyrights

    Axonyx has obtained exclusive worldwide licenses to five patents issued by the United States Patent and Trademark Office, and to one patent application pending in the United States. Axonyx has sublicensed to Serono's subsidiary ARS its rights to one of the five patents listed below and to two patent applications. Axonyx is a co-owner of one application, and the sole owner of one additional application pending in the United States. Associated foreign patent applications have been filed. Axonyx will continue to seek to obtain additional licenses from universities and other research institutions.

    On February 27, 1997, Axonyx Inc. obtained an exclusive worldwide license from the NIH's parent agency, the Public Health Service (PHS), to patents and patent applications relating to Phenserine, Cymserine (a butyrylcholinesterase inhibitor), their analogs and related acetylcholinesterase and butyrylcholinesterase inhibitory compounds from the laboratory of Dr. Nigel Greig and his collaborators via a sublicense with CURE, LLC. Under the license agreement, Axonyx Inc. agreed to pay royalties to CURE, LLC on future sales of products developed from the patented technologies, as well as an upfront fee, milestone payments and patent filing and prosecution costs. Four patents have been issued in the United States. Certain pass through provisions from the License Agreement between CURE, LLC and the PHS are contained in Axonyx's License Agreement with CURE, LLC. Those provisions cover certain reserved government rights to the licensed patents, obligations to meet certain benchmarks and perform a commercial development plan, as well as indemnification, termination and modification of rights. The license terminates upon the last to expire of the licensed patents or the term of the agreement between CURE, LLC and the PHS, whichever occurs first. Foreign counterparts to the licensed patents and application have been filed in Europe, Japan, Australia, and Canada.

    A pending patent application directed to highly selective butyrylcholinesterase inhibitors, including PENC, resulting from a collaboration between Dr. Hausman of Axonyx and Dr. Greig of the NIH has also been filed. This patent application is jointly owned by Axonyx, the NIH, and two scientists involved in the research. A corresponding International Application has also been filed.

    Axonyx obtained an exclusive worldwide license from New York University to one U.S. patent and one pending continuation application thereof from the laboratory of Dr. Blas Frangione at the NYU School of Medicine through a research and license agreement entered into with NYU, effective April 1,

1997. The NYU patent and application relate to the AIPs and PIPs. Associated foreign patent applications have been filed in Europe, Japan, Australia, and Canada. In addition, Axonyx obtained an exclusive license to all inventions in the field arising from ongoing research. These patent rights have been sublicensed by Axonyx to ARS, a subsidiary of Serono International, S.A.

    Additionally, Axonyx has sole ownership of one pending provisional application in the United States relating to peptide mimetics. These patent rights have been sublicensed by Axonyx to ARS, a subsidiary of Serono.

    Axonyx has not filed for any copyright or trademark protection to date. The following is a breakdown of the issued and pending patents Axonyx has acquired rights to.

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

    Note that we cannot assure you that corresponding patents will be issued or that the scope of the coverage claimed in the following patent applications will not be significantly reduced prior to any patent being issued.

    Axonyx has a pending application co-owned with the NIH relating to certain butyrylcholinesterase inhibitor compounds and their use in the early diagnosis and treatment of AD and related conditions.

    Axonyx has a pending U.S. application licensed from NYU relating to peptides that inhibit formation of amyloid or amyloid-like deposits.

    Axonyx also has a pending U.S. application relating to peptide mimetics that inhibit formation of amyloid or amyloid-like deposits.

J.  Competition

    Axonyx competes with many large pharmaceutical companies that are developing drug compounds similar to those being developed by Axonyx, especially in the area of acetylcholinesterase inhibitors. Many large pharmaceutical companies and smaller biotechnology companies have well funded research departments concentrating on therapeutic approaches to AD. Axonyx expects to encounter substantial competition for many of the principal pharmaceutical products it is developing, especially in the area of acetylcholinesterase inhibitors.

    In the intense competitive environment that is the pharmaceutical industry, those companies that complete clinical trials, obtain regulatory approval and commercialize their drug products first will enjoy competitive advantages. Axonyx believes that the compounds covered by its patent rights have characteristics that may enable them, if fully developed, to have a market impact.

K.  Employees

    Axonyx currently has eight full time employees, five of whom are in administration/management, two of whom are involved in both management and research and development, and one of whom is in research and development. See Item 10. Executive Compensation for information on Axonyx's employment arrangements with certain of its officers and directors. Axonyx expects to hire additional employees in the area of clinical research and development in 2001.

Item 2.  Description of Property.

    Axonyx's operations are conducted from its offices in New York, New York, Seattle, Washington, Wilton, Connecticut, and Stevenson, Washington. Axonyx has leased 144 square feet of office space in Seattle on a three month renewable basis at a rental rate of $900.00 per month. Axonyx has leased 3,500 square feet of office space in New York for a three year period at a rental rate of $17,000 per month. Axonyx rents 900 square feet of office space in Wilton, Connecticut on a month to month basis at a rental rate of $1,250 per month, and it rents 1,000 square feet of office space in Stevenson, Washington on a month to month basis at a rental rate of $2,500 per month.

    Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc., rents 150 square feet of office space in Lieden, The Netherlands on a month to month basis at a rental rate of $500 per month.

    Axonyx does not currently own and Axonyx has not made any investments in real estate, including real estate mortgages, and Axonyx does not intend to make such investments in the near future.

Item 3.  Legal Proceedings.

    Axonyx is not involved in any legal proceedings, and there are no material pending legal proceedings of which Axonyx is aware.

Item 4.  Submission of Matters to a Vote of Security Holders

    Axonyx did not submit any matters to a vote of its stockholders in the fourth quarter of 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

    Axonyx's common stock is traded on the Nasdaq National Market System under the symbol "AXYX". The following table sets forth the high and low bid quotations for the common stock for the period between January 1, 1999 to March 31, 2000, and the high and low sale prices for the common stock for the period between April 1, 2000 and March 15, 2001. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. These prices have been adjusted retroactively by Axonyx's two for one forward stock split of February 23, 1999.

Period	High	Low
1999
Quarter ended 3/31/99	$9.25	$2.50
Quarter ended 6/30/99	$11.00	$6.00
Quarter ended 9/30/99	$9.25	$6.75
Quarter ended 12/31/99	$8.38	$7.50
2000
Quarter ended 3/31/00	$22.94	$7.00
Quarter ended 6/30/00	$20.88	$7.75
Quarter ended 9/30/00	$21.00	$7.88
Quarter ended 12/31/00	$13.94	$4.63
2001
Period beginning 1/1/01 and ending 3/15/01	$7.63	$3.00

    The transfer agent of Axonyx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

    As of March 15, 2001 there were approximately 496 holders of record of Axonyx's common stock, of which 15,277,371 were issued and outstanding.

    Axonyx has never paid cash dividends on its common stock. Axonyx presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on Axonyx's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

    In the year 2000, Axonyx granted an aggregate of 1,317,000 options to its officers, directors, employees and consultants at various exercise prices ranging from $7.00 per share to $18.62 per share.

    On October 25, 2000 Axonyx granted Ramius Securities, LLC a 3 year warrant to purchase 50,000 shares of common stock with an exercise price of $12.34 per share. This option grant was part of the compensation to Ramius under the Common Stock Underwriting Agreement signed on the same date. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

    On January 4, 2001, Axonyx issued a warrant to purchase 100,000 shares of common stock to Stonegate Securities, Inc. exercisable at $7.12 per share. The following vesting schedule applies to the warrant: the right to purchase 33,000 shares vested immediately, the right to purchase 33,000 vests on April 1, 2001 and the right to purchase 34,000 shares vests on June 1, 2001. This warrant was issued in relation to an investment banking agreement signed with Stonegate Securities on January 4, 2001. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

    On February 12, 2001, Axonyx agreed to grant SmallCaps Online Group LLC a five year warrant to purchase 48,000 shares of common stock with an exercise price of $6.81 per share. The warrant was granted in relation to the signing of a financial advisory agreement with SmallCaps Online on the same date. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

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

A.  General.

    Axonyx's pre-merger predecessor Axonyx Inc. commenced operations in January 1997. Axonyx's efforts have been principally devoted to research and development activities, recruiting personnel, and raising capital, including the development of pharmaceutical compounds and product candidates for the diagnosis and treatment of Alzheimer's Disease, other forms of dementia, prion-related diseases such as Bovine Spongiform Encephalopathy and Creutzfeldt Jakob Disease, new variant, and recruiting additional scientific and management personnel and advisors.

    Axonyx's current business strategy is to pursue the development of three different types of pharmaceutical products for the treatment of AD, a diagnostic test for AD, and a pharmaceutical product for prion-related diseases. The AD targeted approaches include: (1) Phenserine, a potent inhibitor of acetylcholinesterase, (2) a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds, the best studied of which is PENC, and, through its sublicense with a subsidiary of Serono International, S.A., (3) compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD. Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia). Through its sublicense with Axonyx, Serono is conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

    Axonyx's plan is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further out-sourced research, preclinical and clinical testing towards regulatory approval; (3) market its drugs through licensing agreements with major pharmaceutical companies; and (4) work to develop other promising compounds utilizing contracting research organizations and collaborations with third parties such as its current licensors at NYU and the NIA, and through corporate ventures with companies such as Serono International, S.A., a subsidiary of which signed a License Agreement with Axonyx in October 2000. Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their production, commercialization and marketing. Axonyx expects to derive its revenues, if any, from patent sub-licensing fees, royalties from pharmaceutical sales and appropriate milestone payments.

    Axonyx generated revenue in the form of an up-front license fee upon the signing of the License Agreement with a subsidiary of Serono in 2000. Axonyx may generate additional revenues from Serono if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2001. We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

    Axonyx's current plan of operation for the next 12 months includes research and development and related activities aimed at:

  (1)
  completing the Phase II proof of concept clinical trials.

  (2)
  further preclinical development of another acetylcholinesterase inhibitor, Tolserine, and continued study of the activity of the Phenserine analogues.

  (3)
  further preclinical development of the butyrylcholinesterase inhibitor, Phenethylnorcymserine (PENC).

  (4)
  further development of a diagnostic test for AD at the University of Melbourne.

  (5)
  seeking to establish additional strategic partnerships for the development, marketing, sales and manufacturing of Axonyx's proposed products.

  (6)
  in-licensing new technologies and products.

    The actual research and development and related activities of Axonyx may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of Axonyx's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial viability and the status of competitive products. The focus and direction of Axonyx's operations will also be dependent on the establishment of Axonyx's collaborative arrangement with other companies, the availability of financing and other factors.

B.  Results of Operations.

    Since the commencement of operations of its pre-merger predecessor corporation Axonyx Inc. in January 1997, Axonyx's efforts have been principally devoted to building its management team, research and development of its licensed pharmaceutical compounds, and raising capital.

    For the year ended December 31, 2000, Axonyx recognized revenue in the amount of $1,605,000, compared to revenue of $146,000 for the year ended December 31, 1999. This increase was due to the up-front license fee payment from a subsidiary of Serono in conjunction with the signing of the License Agreement in October 2000 and the 2000 portion of a $250,000 fee received from Serono pursuant to the Development Agreement and Right to License signed in May 1999, which entitled Serono to a one year right to license Axonyx's AIP and PIP technology.

    For the year ended December 31, 2000, Axonyx incurred a net loss of $4,870,000 compared to a net loss of $5,002,000 for the year ended December 31, 1999.

    For the year ended December 31, 2000 Axonyx incurred research and development costs of $3,516,000 compared to $3,277,000 for the year ended December 31, 1999. The increased costs in the year 2000 consist primarily of $400,000 of raw materials used in the manufacturing Phenserine, $775,000 and $357,000 for the Phenserine Phase I and Phase II clinical trials, respectively, an increase in salary costs of $294,000 and an increase of $131,000 in support for research perfomed at the NIH. These increased costs were offset by a reduction of $1,915,000 in non-cash option charges in 2000 versus 1999. The 1999 option charges primarily resulted from options pursuant to agreements with NYU and two affiliated scientists.

    For the year ended December 31, 2000 Axonyx incurred general and administrative costs of $3,482,000 compared to $1,929,000 for the year ended December 31, 1999. The increase was due to the salary expenses from the hiring of two additional employees, increased rent expenses for the New York offices, and increased professional and legal expenses.

C.  Liquidity and Capital Resources.

    As of December 31, 2000, Axonyx had $10,363,000 in cash and cash equivalents. Axonyx does not have any available lines of credit. Since inception Axonyx has financed its operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

    During the period between May 1999 and February 2000, Axonyx received gross proceeds of approximately $9.04 million ($8.59 million net proceeds) from the sale of 361.5 units, with each unit consisting of 4,000 shares of common stock and common stock purchase warrants to purchase 2,000 shares of common stock at an exercise price of $11.00. In October 1999, Axonyx received gross proceeds of $100,000 from a private placement of 20,000 shares of common stock and 20,000 common stock purchase warrants to a German investor. Between March 2000 and July 2000, Axonyx received gross proceeds of $3,712,250 from the exercise of the warrants to purchase 990,000 shares of common stock at an exercise price of $3.75 per share. In addition, Axonyx received $1,500,000 in November 2000 in the form of an up-front license fee from ARS pursuant to the signing of the License Agreement.

    On October 25, 2000, the Company entered into a $25 million equity line arrangement and, in connection therewith, executed and delivered a Common Stock Underwriting Agreement with Ramius Securities, LLC and a Standby Purchase Agreement with Ramius Capital Group, LLC. Pursuant to the equity line arrangement, from time to time during the two year period ending October 2002, Axonyx may, in its sole discretion and subject to certain trading conditions, sell shares of common stock through Ramius Securities, LLC. Offers and sales of common stock by Axonyx under the equity line would be registered with the Securities and Exchange Commission.

    Axonyx believes that it has sufficient capital resources to finance Axonyx's plan of operation at least through December 2001. Axonyx is pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for Axonyx. However, we cannot assure you that Axonyx will generate sufficient additional capital or revenues, if any, to fund its operations beyond the 12 month period ended December 31, 2001, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

D.  Risks and Uncertainties

RISKS AND UNCERTAINTIES

    You should carefully consider the risks described below in evaluating Axonyx and our business. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline. This report on Form 10-KSB contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions, that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to these differences include those discussed below and elsewhere in this report.

Risks Related to Our Business

We have a limited operating history. We have a large accumulated deficit and may never become profitable.

    We have a limited operating history upon which investors may base an evaluation of our likely future performance. Since we began operations in 1997 we have been engaged in developing our research programs, recruiting outside directors, employees and key consultants, and consummating patent licensing agreements. To date, we have not had any laboratory facilities in which to conduct any research and will not have any operational laboratories of our own in the near future. We have had only limited revenue from license fees to date. As of December 31, 2000, we had an accumulated deficit of $11,222,000 and our operating losses are continuing.

We have no products available for sale and we may never be successful in developing products suitable for commercialization.

    All of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates have been approved by regulatory authorities. We have no products available for sale and we do not expect to have any products commercially available for several years, if at all. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

  •
  our drug candidates will be ineffective, toxic or will not receive regulatory clearances,

  •
  our drug candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,

  •
  third parties will hold proprietary rights that may preclude us from developing or marketing our drug candidates, or

  •
  third parties will market equivalent or superior products.

    The success of our business depends upon our ability to successfully develop potential drug products from our preclinical research programs.

  •
  We cannot assure you that our research will lead to the discovery of any therapeutic agents.

  •
  If any potential products are identified, they will require significant additional research, development, preclinical and clinical testing, regulatory approval and substantial additional investment prior to commercialization.

  •
  Any potential products we identify may not be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, or be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

Our product candidates may not successfully complete clinical trials required for commercialization, and as a result our business may never achieve profitability.

    To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is both safe and effective for the human population that it was intended to treat. The clinical trial process is complex and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in the pivotal human clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. The results from our trials may show that our drug candidates produce undesirable side effects in humans or that our drug candidates are not safe or effective. Such results could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. Moreover, we, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks or that our drug candidates are not safe or effective.

    Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

  •
  the size of the patient population,

  •
  the nature of the protocol (i.e. how the drug is given, the size and frequency of the dose),

  •
  the proximity of patients to clinical sites, and

  •
  the eligibility criteria for the clinical trial (i.e. age group, level or symptoms, etc.).

    Delays in patient enrollment can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the particular drug candidate that was tested.

    In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections.

We cannot assure you that we will have future revenue or operating profits and you could lose your entire investment.

    We expect to incur substantial operating losses for at least the next several years. We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products. Other than interest income, the only revenue that we have realized to date has been fees totaling $1.75 million paid by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A. under the terms of the Development Agreement and Right to License and the subsequent License Agreement. If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

If we fail to comply with the terms of our licensing agreements our licensors may terminate certain licenses to patent rights, causing us to lose valuable intellectual property assets.

    Under the terms of our licensing agreements with each of our patent licensors, New York University and CURE, LLC, (our rights to certain patents under the CURE license are via a sublicense to CURE from, the United States Public Health Service on behalf of the National Institute of Aging), our exclusive license to the patent rights covering all of our drug candidates may be terminated if we fail to meet our obligations to the licensors. We have not, as of the date of this report, received notice of default of any of our obligations. If we receive written notice of our default or material breach of any of our obligations under the licensing agreements, we must cure the default within ninety days under the license with CURE or sixty days under the license with New York University, or the relevant licensor may terminate the license. After such termination, we would not be entitled to make any further use whatsoever of the licensed patent rights, or any related licensed know-how. Upon termination of most of our license agreements, we are required to return the licensed technology to our licensors. Since we sublicensed the technology licensed from New York University to ARS, a subsidiary of Serono, such termination could also cause us to lose some or all of our future revenues under this sublicense agreement or under any other future sublicensing agreements concerning our patent rights to other drug candidates, if any.

    The performance of our obligations to the licensors will require increasing expenditures as the development of the licensed drug compounds proceed. We cannot guarantee that we will be capable of raising the funds necessary to meet our obligations under the license agreements, sublicense part or all of our licensed drug compounds to a third party capable of undertaking the obligations, or fulfill additional licensing obligations.

We do not currently have the capability to undertake manufacturing, marketing, or sales of any potential products and we have limited personnel to oversee clinical testing and the regulatory approval process.

    We have not invested in manufacturing, marketing or product sales resources. We cannot assure you that we will be able to acquire such resources. We will also need to hire additional personnel skilled in the clinical testing and regulatory compliance process if we develop additional product candidates with commercial potential. We have no history of manufacturing or marketing. We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies. We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms. To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.

If we need additional funds and are unable to raise them, we will have to curtail or cease operations.

    Our drug development programs and the potential commercialization of our drug candidates require substantial working capital, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies, clinical trials of drug candidates, payments to our licensors and potential commercial launch of our drug candidates. Our future working capital needs will depend on many factors, including:

  •
  the progress and magnitude of our drug development programs,

  •
  the scope and results of preclinical testing and clinical trials,

  •
  the cost, timing and outcome of regulatory reviews,

  •
  the costs under current and future license and option agreements for our drug candidates, including the costs of obtaining and maintaining patent protection for our drug candidates,

  •
  the costs of acquiring any additional drug candidates,

  •
  the rate of technological advances,

  •
  the commercial potential of our drug candidates,

  •
  the magnitude of our administrative and legal expenses including office rent, and

  •
  the costs of establishing third party arrangements for manufacturing.

    We have incurred negative cash flow from operations since we incorporated Axonyx and do not expect to generate positive cash flow from our operations for at least the next several years. Therefore, we expect that we will need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our drug development programs, or to enter into new collaborative arrangements on terms that are not favorable to us. These collaborative arrangements could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

    To facilitate our ability to raise additional equity capital, on October 25, 2000, we entered into the equity line arrangement, described above under Management Discussion and Analysis, pursuant to which we may be able to issue and sell up to $25 million of our common stock over the next two years. There are conditions and limitations on the obligations of Ramius Securities, LLC, the underwriter, and Ramius Capital Group, LLC, the investor, with respect to the issuance and sale of our common stock. In particular, the underwriter's and investor's obligations are subject to certain share price and trading volume limitations which could curtail the number of shares of common stock they are obligated to sell or purchase, as the case may be, regardless of the number of shares of common stock we request to be sold. In some circumstances, such as an average trading price of less than $6.55 per share, or less than any higher floor price specified by us, they will have no obligation to sell or purchase our common stock, even if we request them to do so. In addition, we may elect not to sell shares of common stock if we believe that market conditions are unfavorable.

We are dependent on non-employee scientific personnel and executive officers most of whom do not have employment contracts.

    Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel. The loss of our President and Chief Executive Officer, Dr. Marvin Hausman, and/or other executive officers would be detrimental to us. We currently have written employment agreements with only two of our executive officers. We do not have employment agreements with key scientific personnel who are doing research at New York University and the National Institute of Aging under research and licensing agreements with those institutions, and can have no assurance that such personnel will continue to be employed in such research.

    There is intense competition for qualified personnel in the areas of our activities, and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. Loss of the services of or failure to recruit additional key scientific and technical personnel would be detrimental to our research and development programs and business.

    Most members of our Scientific Advisory Board and our other scientific consultants are employed by academic and research institutions, or are self-employed. For this reason, our advisors and consultants will be able to devote only a portion of their time to us. In addition, it is possible, in certain circumstances, that inventions or processes discovered by them will not become the property of our company but will be the property of their full-time employers.

Our business could be harmed if we fail to protect our intellectual property.

    We have licensed rights to certain patented and patent pending proprietary technology from NYU and CURE LLC to which we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed technology. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes. In addition to the five issued patents, we and our licensors have filed three patent applications in the United States. We and our licensors have filed patent applications in other countries, and we may seek additional patents in the future. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

    We cannot assure you as to the breadth or the degree of protection that any such patents, if issued, will afford us or that any patents based on the patent applications will be issued at all. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how or that others may not be issued patents that may require licensing and the payment of significant fees or royalties by us for the pursuit of our business.

    Several pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or received patents that cover technologies similar to ours. Our ability to make, use or sell any of our drug candidates may be blocked by patents that have been or will be issued to third parties that we may not be aware of. The United States patent applications are confidential while pending in the Patent and Trademark Office, PTO, and patent applications filed in foreign countries are often first published six months or more after filing. Therefore, until a patent is issued, we have no way of knowing if a third party has a patent that could preclude us from commercializing our drug candidates. Third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our business.

Potential litigation concerning patent rights could involve significant expenses and damage our business.

    In the United States, the first to invent a technology is entitled to patent protection on that technology. For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology.

Under the patent laws of most countries, a product can be found to infringe a third party patent if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method.

    With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings could result in substantial costs to us. Litigation and/or proceedings could be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. The outcome of any of these types of proceedings could significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

Companies and universities that have licensed product candidates to us for clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products.

    Licensing product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. The partner who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization of successful new drugs from our research program is likely to attract additional research by our licensors in addition to other investigators who have experience in developing products for the memory and cognition market. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed to us, these companies, universities, or individuals may be able to develop and market competitive products in less time that might be required to develop a product with which they have no prior experience.

Despite the use of confidentiality agreements and non-compete agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

    We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require certain of our academic collaborators, contractors and consultants to enter into confidentiality agreements, we may not be able to adequately to protect our trade secrets or other proprietary information.

We might face intellectual property claims that may be costly to resolve and could divert management attention.

    We may from time to time be subject to claims of infringement of other parties' proprietary rights. We could incur substantial costs in defending ourselves in any suits brought against us claiming infringement of the patent rights of others or in asserting our patent rights in a suit against another company. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us or our sublicencees from manufacturing and selling our potential products.

Third Party co-ownership concerning certain of our in-licensed patent rights could affect any future decision to commercialize certain drug candidates.

    There are significant risks because we do not exclusively own the patent rights surrounding Phenethylnorcymserine (PENC) one of our in-licensed drug candidates. Any future decisions to commercialize PENC may be adversely impacted due to patent rights held by third parties other than our licensors. In addition, even if our patent rights are not adversely impacted, we may still attempt to obtain licenses from the third party patent holders to reduce or eliminate the risks relating to our development and commercialization efforts. Such licenses may not be available on acceptable terms or at all and may impair our ability to commercialize PENC. A decision not to commercialize this drug candidate could adversely affect our business.

Because we depend on third parties for the acquisition and development of drug candidates, we may not be able to successfully acquire additional drug candidates or commercialize or develop our current drug candidates.

    We do not currently nor do we intend to engage in drug discovery for drug candidate acquisition. Our strategy for obtaining additional drug candidates is to utilize the relationships of our management team and scientific consultants to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. It is possible that we may not succeed in acquiring additional drug candidates on acceptable terms or at all.

    We have engaged and intend to continue to engage third party contract research organizations and other third parties to help us develop our drug candidates. Although we have designed the clinical trials for our drug candidates, the contract research organizations have conducted all of our clinical trials. As a result, many important aspects of our drug development programs have been and will continue to be outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us. If the contract research organizations do not perform clinical trials in a satisfactory manner or breach their obligations to us, the development and commercialization of any drug candidate may be delayed or precluded.

If our drug candidates do not achieve market acceptance, our business may never achieve profitability.

    Our success will depend on the market acceptance of any products we may develop. The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over existing treatment methods, and reimbursement policies of government and third party payors. Physicians, patients, payors or the medical community in general may not accept or utilize any product that we may develop.

Our controlling stockholders may make decisions that you do not consider to be in your best interest.

    As of December 31, 2000, our directors, executive officers and their affiliates, beneficially owned approximately 28% of our outstanding common stock. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Axonyx that may be favored by other stockholders.

We are significantly controlled by our management.

    Our executive officers comprise three of the six members of the Board of Directors. As a result, our management has the ability to exercise influence over our significant matters. This high level of influence may have a significant effect in delaying, deferring or preventing a change of control of our company.

Risks Related to Our Industry

Potential technological changes in our field of business create considerable uncertainty.

    We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in Alzheimer's Disease research are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates noncompetitive or obsolete.

    Our business strategy is based in part upon inhibition of amyloid conformational change and amyloid precursor protein processing and the application of these new and unproven technologies to the development of biopharmaceutical products for the treatment of Alzheimer's Disease and other human diseases. We cannot assure you that unforeseen problems will not develop with these technologies or applications or that commercially feasible products will ultimately be developed by us.

The markets in which we seek to participate are intensely competitive and many of our competitors are better capitalized and have more experience than we do.

    There are many companies, both public and private, including well-known pharmaceutical companies, engaged in developing synthetic pharmaceutical and biotechnological products for human therapeutic applications in the Alzheimer's Disease area. Many of these companies have substantially greater capital, research and development and human resources and experience than us and represent significant long-term competition for us. In addition, many of these competitors have significantly greater experience than us in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. Furthermore, if we or our current or any future licensee is permitted to commence commercial sales of any product, we or our licensee will also be competing with companies that have greater resources and experience in manufacturing, marketing and sales. We have no experience in these areas. These other companies may succeed in developing products that are more effective or less costly than any that may be developed by us or our future licensee and may also prove to be more successful than us or our future licensee in production and marketing. Competition may increase further as a result of the potential advances in the commercial applicability of peptide chemistry and greater availability of capital for investment in these fields. Other companies are engaged in research and product development based on amyloidogenesis and acetylcholinesterase inhibition.

    Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations are also becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

    If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position.

There can be no assurance of FDA approval for our potential products and government regulation may impact our development plans.

    The FDA and comparable agencies in foreign countries impose rigorous safety and efficacy requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the pharmaceutical compounds. All but one of our drug product candidates are currently in various stages of pre-clinical development and consequently significant regulatory hurdles remain before any application for regulatory approval can be submitted. Only one of our drug product candidates has been tested in human clinical trials. We cannot assure you that the drug candidates currently in preclinical development will elicit similar results in human testing to the results in animal testing. We cannot predict with any certainty when we may submit product candidates for FDA or other regulatory approval.

    Government regulation also affects the manufacture and marketing of pharmaceutical products. The effect of government regulation may be to delay marketing of our new products, if any, for a considerable period of time, to impose costly procedures upon our activities and to furnish a competitive advantage to larger companies that compete with us. We cannot assure you that FDA or other regulatory approval for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals would adversely affect the marketing of our products and the ability to generate product revenue. Government regulation may increase at any time creating additional hurdles for us. The extent of potentially adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

We are subject to extensive government regulation and may fail to receive regulatory approval which could prevent or delay the commercialization of our products, if any.

    Any approval of our drug candidates may be contingent on post-marketing studies or other conditions and the approval of any of our drug candidates may limit the indicated uses of the drug candidate. Further, even if our drug candidates receive regulatory approval, we may still face difficulties in entering into collaborative arrangements for the marketing and manufacturing of those drug candidates. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of non-compliance with regulatory requirements with respect to a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

  •
  fines,

  •
  suspended regulatory approvals,

  •
  refusal to approve pending applications,

  •
  refusal to permit exports from the United States,

  •
  product recalls,

  •
  seizure of products,

  •
  injunctions,

  •
  operating restrictions, and

  •
  criminal prosecutions.

Health care reform measures and third party reimbursement practices are uncertain and may adversely impact the commercialization of our products, if any.

    The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. We expect that reimbursement pressures will continue in the future. If we succeed in bringing, through collaborative arrangements, one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

    The testing and marketing of drug products entail an inherent risk of product liability. If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance but do not carry product liability insurance. We may not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

Other Risks

We do not pay cash dividends.

    We have never paid dividends and do not presently intend to pay any dividends in the foreseeable future.

Future sales of our common stock may cause our stock price to decline.

    There are currently approximately 7,920,000 shares of our common stock outstanding that are "restricted securities" as that term is defined by Rule 144 under the Securities Act of 1933. Such shares will be eligible for public sale only if registered under the Securities Act or if sold in accordance with Rule 144. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. The timing and amount of sales of common stock that are currently restricted securities could have a depressive effect on the future market price of our common stock.

There is only a limited trading market for our common stock and it is possible that you may not be able to sell your shares easily.

    There is currently only a limited trading market for our common stock. Our common stock trades on the Nasdaq National Market under the symbol "AXYX" with very limited trading volume. We cannot assure you that a substantial trading market will ever develop (or be sustained, if developed) for our common stock.

The market price of our stock may be adversely affected by market volatility.

    The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

  •
  announcements of the results of clinical trials by us or our competitors,

  •
  developments with respect to patents or proprietary rights,

  •
  announcements of technological innovations by us or our competitors,

  •
  announcements of new products or new contracts by us or our competitors,
  •
  actual or anticipated variations in our operating results due to the level of development expenses and other factors,

  •
  changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,
  •
  conditions and trends in the pharmaceutical and other industries,

  •
  new accounting standards,

  •
  general economic, political and market conditions and other factors, and

  •
  the occurrence of any of the risks described in these "Risk Factors."

    In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

    Declines in our stock price might harm our ability to issue equity under various financing arrangements including our equity line arrangement with Ramius or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funds or acquire a given amount of goods or services. For this reason, a decline in our stock price might also result in increased ownership dilution to our stockholders. A low stock price might impair our ability to raise capital under the equity line because the underwriter and the investor are not obligated to sell or purchase shares of our common stock under the equity line on a given day if our average stock price during such day is less than $6.55 per share or less than any higher floor price specified by us.

The future issuance of common stock upon exercise of warrants and stock options may depress the price of our common stock.

    To date, we have granted options to purchase an aggregate of 2,105,100 shares of our common stock to our employees, officers, directors, and consultants under our 2000 and 1998 Stock Option Plans. We may issue options to purchase an additional 894,900 shares of our common stock under the 2000 and 1998 Stock Option Plans.

    In addition, we have granted options to purchase an aggregate of 112,000 shares of common stock outside of our Stock Option Plans to consultants and others.

    There are currently outstanding warrants to purchase an aggregate of 961,000 shares of common stock.

    During the respective terms of the warrants and options granted or to be granted under our stock option plans or outside the plans, the holders thereof are given an opportunity to benefit from a rise in the market price of the common stock, with a resultant dilution of the interests of existing stockholders. The existence of these warrants and options could make it more difficult for us to obtain additional financing while such securities are outstanding. The holders may be expected to exercise their rights to acquire common stock and sell at a time when we would, in all likelihood, be able to obtain needed capital through a new offering of securities on terms more favorable than those provided by these warrants and options.

Our stock price could decline and our stockholders could experience significant ownership dilution due to our ability to issue shares under the equity line.

    Pursuant to the equity line arrangement with Ramius we may sell, subject to various restrictions, up to $25 million of common stock over a two-year period. The aggregate number of shares that may be issued under the equity line depends on a number of factors, including the market price and trading volume of our common stock during each 15-trading day selling period. Because the price of any shares we choose to sell under the equity line is based on the market price of the common stock on the date of sale, both the number of shares we would have to sell in order to raise any given amount of funding and the associated ownership dilution experienced by our stockholders will be greater if the price of our common stock declines. The lowest price at which common stock may be sold under the equity line is $6.55 per share. The perceived risk associated with the possible sale of a large number of shares under the equity line could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of our common stock under the equity line could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Item 7.  Audited Financial Statements.

    The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-13 following the signature page.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

A.  Directors, Executive Officers, Promoters and Control Persons

    The current executive officers, directors and significant employees of Axonyx are as follows:

Name	Age	Position
Marvin S. Hausman, M.D.	59	President & Chief Executive Officer, Director
Gosse B. Bruinsma, M.D.	47	Chief Operating Officer, President of Axonyx Europe BV
Robert G. Burford, Ph.D., F.A.C.A.	62	Vice President of Product Development
Michael M. Strage	41	Vice President, Treasurer, Director
Michael R. Espey	38	Vice President, Secretary, Director
Albert D. Angel	63	Chairman of the Board of Directors
Abraham E. Cohen	64	Director
Christopher Wetherhill	52	Director

    Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Axonyx serve at the pleasure of Axonyx's Board of Directors.

    The following sets forth certain biographical information with respect to the directors and executive officers of Axonyx.

    Marvin S. Hausman, M.D.  Marvin Hausman has served as a director and President & CEO of Axonyx since January 1999, and as a director and President & CEO of the predecessor company, Axonyx Inc., from January 1997 to December 1998. At the 2000 Annual Meeting of Stockholders held on June 14, 2000 Dr. Hausman was reelected as a director of Axonyx to serve until the 2001 Annual Meeting of Stockholders. At a Board Meeting on June 14, 2000, Dr. Hausman was reelected as President and Chief Executive Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2001 Annual Meeting of Stockholders. Dr. Hausman was a founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products. He has thirty years experience in drug development and clinical care. Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb. Since October 1995 Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company. He was a member of the board of directors of Medco Research, Inc. from May 1996 to July 1998. Dr Hausman has been a member of the board of directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, since March 1996.

    Gosse B. Bruinsma, M.D.  Gosse Bruinsma has served as President of Axonyx Europe BV since its formation in October 2000 and has served as the Chief Operating Officer of Axonyx since February 2001. Dr. Bruinsma has over 15 years experience in the medical, pharmaceutical and biotechnology fields. Dr. Bruinsma did his undergraduate degree at McGill University, Montreal and received his medical degree from the University of Leiden, the Netherlands. He joined the pharmaceutical industry to become European Medical Director for Zambon, Milan. He subsequently joined the international contract research organization, ClinTrials Research, to become their Vice President for Medical and Regulatory Affairs. In September 1995 Dr. Bruinsma joined Forest Laboratories in New York as Medical Director, with responsibility for their anti-hypertensive product launch, HRT program, Cervidil®, and their urological disease projects. From September 1997 to 1999 Dr. Bruinsma was General Manager and Vice-President Development for Chrysalis Clincal Services Europe based in Switzerland. From November 1999 until he joined Axonyx Europe BV, Dr Bruinsma was the Vice President Development for Crucell BV (formerly IntroGene), a biotechnology company based in the Netherlands.

    Robert G. Burford, Ph.D., F.A.C.A.  Dr. Burford has been Vice President, Product Development since December 3, 1999 and on June 14, 2000, the Board of Directors re-elected him to this position pursuant to its next meeting, which is to take place soon after the 2001 Annual Meeting of Stockholders. Dr. Burford has 36 years of experience in pharmaceutical development, including 9 years of preclinical experience with Bio Research Laboratories (Montreal) and 17 years of clinical experience with Searle Pharmaceuticals (Oakville Ontario and Chicago). He has successfully managed drug development programs for G.D. Searle and Co., Biovail Corporation International, and other major pharmaceutical companies. Most recently he successfully directed the clinical development of Tiazac™, a drug for the treatment of hypertension that now commands 15% of the market. For 10 years prior to joining Axonyx Dr Burford ran the consulting firm American Clinical Research Consultants Inc., which provided toxicology, and clinical program management services to numerous clients. During this time he acquired extensive experience in interacting with FDA in support of drug and device development programs. Dr Burford has held various non-academic positions including president Society of Toxicology of Canada, Secretary General, International Union of Toxicology, Chairman Scientific Affairs Subcommittee, National Pharmaceutical Council and Chairman, Strategic Grants Committee, Environmental Toxicology Natural Sciences and Engineering Research Council, Government of Canada.

    Michael M. Strage, Esq.  Mr. Strage has been a director, Vice President and Treasurer of Axonyx since January 1999 and was a Director and Vice President of the predecessor company, Axonyx Inc., from January 1997 to December 1998. He served as Axonyx Inc.'s Secretary from January 1997 until September 1998, and as Treasurer until the merger in December 1998. At the 2000 Annual Meeting of Stockholders held on June 14, 2000 Mr. Strage was reelected as a director of Axonyx to serve until the 2001 Annual Meeting of Stockholders. At a board meeting on June 14, 2000, Mr. Strage was reelected as Vice President, Treasurer and Chief Administrative Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2001 Annual Meeting of Stockholders. Michael Strage is an attorney with experience in corporate transactions, commercial and securities law, and litigation. From August 1986 to March 1991 Mr. Strage was an assistant district attorney at the Manhattan District Attorney's office. From April 1991 until March 1996, Mr. Strage was an associate at the Los Angeles law firm of Hancock, Rothert & Bunschoft. From April 1996 to August 1998 Mr. Strage was an employee at Espey & Associates, Inc., a New York firm, where he was involved in structuring several transnational securities placements.

    Michael R. Espey, Esq.  Mr. Espey has been a director, Vice President and Secretary of Axonyx since January 1999 and was a Director and Vice President of the predecessor company, Axonyx Inc., since January 1997. He served as Axonyx Inc.'s Treasurer from January 1997 until September 1998, and as Secretary until the merger in December 1998.since January 1997. At the 2000 Annual Meeting of Stockholders held on June 14, 2000 Mr. Espey was reelected as a director of Axonyx to serve until the

2001 Annual Meeting of Stockholders. At a board meeting on June 14, 2000, Mr. Espey was reelected as Vice President and Secretary of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2001 Annual Meeting of Stockholders. Michael Espey is an attorney based in Seattle, Washington with extensive experience in securities law and investment banking. From October 1994 to December 1995 Mr. Espey served as General Counsel for the securities firms of Lee, Van Dyk, Zivarts, Pingree & Co. and Financial Services International Corp. in Seattle. From January 1996 to March 1996 Mr. Espey was a self-employed attorney practicing corporate and securities law. From April 1996 to August 1998 Mr. Espey worked at Espey & Associates, Inc. a New York firm where he was involved in structuring several transnational securities placements.

    Albert D. Angel, Esq.  Albert Angel has served as Chairman of the Board of Directors of Axonyx since January 1999 and served as Chairman of the Board of Directors of the predecessor company, Axonyx Inc., from April 1997 to December 1998. At the 2000 Annual Meeting of Stockholders held on June 14, 2000 Mr. Angel was reelected as a director of Axonyx to serve until the 2001 Annual Meeting of Stockholders. Mr. Angel has more than 30 years of experience in the pharmaceutical and biotechnology fields, primarily at Merck & Co., Inc. Mr. Angel received his law degree from Yale Law School in 1960 and, after army service, was with the firm of Hughes Hubbard Blair & Reed until 1967. Mr. Angel joined Merck in 1967 as Latin American attorney and served successively as European Counsel and International Counsel until 1977 when he relocated to London as Vice-President of Merck Sharp & Dohme (Europe), Inc. During the next 8 years he served first as Regional Director responsible for Merck's Scandinavian businesses and then as Chairman and Managing Director of Merck Sharp & Dohme Limited responsible for business activities in the United Kingdom, Ireland and Anglophone Africa. From 1985 to 1993 Mr. Angel served as Vice-President, Public Affairs for Merck & Co., Inc. Since 1993 Albert Angel has been President of Angel Consulting and since November 1994 Mr. Angel has been a partner in Naimark & Associates, both of which provide management, marketing, planning and public affairs advice to pharmaceutical and biotechnology companies. He is also vice-chair of the National Board of Trustees of the National Jewish Medical and Research Center (Denver, Colorado).

    Abraham E. Cohen.  Abraham E. Cohen has served as a director of Axonyx since May 2000. At the 2000 Annual Meeting of Stockholders held on June 14, 2000 Mr. Cohen was reelected as a director of Axonyx to serve until the 2001 Annual Meeting of Stockholders. Mr. Cohen is a retired Senior Vice President of Merck & Co. and President of the Merck Sharp & Dohme International Division (MDSI), which manufactures and markets human health products outside the United States. Mr. Cohen joined MDSI in New York in 1957 and moved to India in 1960 during the early development stages of the Merck subsidiary there. Subsequently, he played a key role in the development of Merck's International pharmaceutical business, becoming the first Managing Director for Pakistan in 1962 and Regional Director for South Asia in 1964. He became Regional Director for Northern Europe in 1967 and was elected MDSI's Vice President for Europe in 1969. In 1974, Mr. Cohen was elected Executive Vice President of MSDI at the division's headquarters in Rahway, New Jersey, and became President of the Division in 1977. In 1982, he was named to serve concurrently as a corporate Senior Vice President. In this role, his responsibilities were significantly expanded to include oversight of worldwide strategic issues and the development and acquisition of new businesses outside the United States. Mr. Cohen retired from Merck in January 1992. He continues to be an active international business executive, serving as a director of Akzo Corporation, an international conglomerate, located in the Netherlands, Teva Pharmaceuticals in Israel, Gen-Probe USA, Smith Barney (mutual funds). He is a trustee of the Population Council and he also serves as Chairman of NTI, Vasomedical and NESS.

    Christopher Wetherhill.  Christopher Wetherhill has served as a director of Axonyx since August 1997. At the 2000 Annual Meeting of Stockholders held on June 14, 2000 Mr. Wetherhill was reelected as a director of Axonyx to serve until the 2001 Annual Meeting of Stockholders. From 1971 until 1977 he was the manager of the accounting and management services department at Arthur

Young & Co., now Ernst & Young, Bermuda. From 1977 to 1981, he was a director and financial controller of Offshore Contractors (Bermuda) Limited, a Bermuda company involved in offshore oil platform construction and shipping. He is a Fellow of the Institute of Chartered Accountants in England and Wales, a member of the Bermudian and Canadian Institutes of Chartered Accountants, and a Fellow of the Institute of Directors and Freeman of the City of London. Since September 21, 1994, Mr. Wetherhill has been the managing director of Boundary Bay Investments Limited, a major shareholder of Axonyx. Mr. Wetherhill is a chartered accountant and from September 1981 to June 1996, he was the President and Chief Executive Officer of Hemisphere Management Limited of Bermuda, a corporate management company. From June 1996 to the present Mr. Wetherhill has been President & CEO of MRM Financial Services Ltd. (the parent company of Hemisphere Management Limited).

    Michael Strage is married to Michael Espey's sister. There are no other family relationships between any of the officers and directors.

    Axonyx has constituted Audit, Nominating and Compensation Committees. The Audit Committee consists of Messrs. Christopher Wetherhill, Abraham Cohen and Albert Angel, who are all outside directors. The Nominating Committee consists of Messrs. Marvin Hausman and Albert Angel. The Compensation Committee consists of Messrs. Albert Angel, Abraham Cohen and Christopher Wetherhill.

    The Audit Committee oversees Axonyx's audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records. The Board of Directors of Axonyx has adopted a written Charter for its Audit Committee. The Nominating Committee makes proposals to the full Board concerning the hiring or engagement of directors, officers and certain employee positions. The Compensation Committee makes proposals to the full Board for officer compensation programs, including salaries, option grants and other forms of compensation. It is expected that these committees will meet periodically on an informal basis.

B.  Section 16(a) Beneficial Ownership Reporting Compliance.

    Each of the following reporting persons subject to Section 16(a) failed to file a report on a timely basis during the year ended December 31, 2000. Abraham E. Cohen, a director, failed to file a required Form 3 upon his election as a director of Axonyx on a timely basis. Christopher Wetherhill, a director, failed to file a required Form 4 concerning a distribution of shares of Axonyx by Boundary Bay Investments Ltd., a corporation controlled by Mr. Wetherhill, on a timely basis.

Item 10.  Executive Compensation.

A.  Summary Compensation Table

    Below is the aggregate annual remuneration of each of the highest paid persons who were executive officers of Axonyx during Axonyx's last three fiscal years ended December 31, 1998, December 31, 1999 and December 31, 2000. Axonyx did not pay any cash compensation to these executive officers during fiscal year 1998.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long Term Compensation
								Awards			Payouts
Name and principal position	Year	Salary ($)		Bonus ($)		Other annual compensation ($)		Restricted stock award(s) ($)		Securities underlying Options/ SARs (#)	LTIP payouts ($)		All other compensation ($)
Marvin S. Hausman Dir., Pres. & CEO	2000 1999 1998	$ $ $	190,000 125,000 0	$ $ $	150,000 150,000 0	$ $ $	0 0 0	$ $ $	0 0 0	250,000 200,000 0	$ $ $	0 0 0	$ $ $	0 0 0
Michael M. Strage Dir., V.P., Treas.	2000 1999 1998	$ $ $	132,000 100,000 0	$ $ $	30,000 45,000 0	$ $ $	0 0 0	$ $ $	0 0 0	140,000 40,000 0	$ $ $	0 0 0	$ $ $	0 28,000	(1)
Robert G. Burford V.P.	2000 1999 1998	$ $ $	129,000 17,000 0	$ $ $	50,000 0 0	$ $ $	0 0 0	$ $ $	0 0 0	100,000 110,000 0	$ $ $	0 0 0	$ $ $	0 61,000 0	(2)
Michael R. Espey Dir., V.P., Sec.	2000 1999 1998	$ $ $	125,000 84,000 0	$ $ $	25,000 0 0	$ $ $	0 0 0	$ $ $	0 0 0	80,000 20,000 0	$ $ $	0 0 0	$ $ $	0 0 28,000	(3)

(1)
Michael M. Strage received a consulting fee of $7,000 per month for four months in 1998.

(2)
Robert G. Burford, through his company American Clinical Research Consultants, Inc., received a consulting fee of $61,000 for services rendered in 1999.

(3)
Michael R. Espey received a consulting fee of $7,000 per month for four months in 1998.

B.  Option/SAR Grants in Fiscal Year 2000

Option/SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of securities underlying Options/ SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)		Expiration date
Marvin S. Hausman(1)	100,000 150,000	34.20%	$ $	11.50 7.91	1/9/10 12/14/10
Michael M. Strage(2)	40,000 100,000	19.15%	$ $	11.50 11.00	1/9/10 5/4/10
Robert G. Burford(3)	100,000	13.68%		$7.91	12/14/10
Michael R. Espey(4)	40,000 40,000	10.94%	$ $	11.50 7.91	1/9/10 12/14/10

(1)
On January 10, 2000, Axonyx granted 100,000 Non-Statutory Stock Options exercisable at $11.50 per share to Marvin S. Hausman, President & CEO of Axonyx, with 25,000 options vesting immediately, 25,000 vesting on January 10, 2001, 25,000 vesting on January 10, 2002, and 25,000 vesting on January 10, 2003. On December 15, 2000, Axonyx granted 150,000 Non-Statutory Stock Options exercisable at $7.91 per share to Marvin S. Hausman, with 37,500 options vesting immediately, 37,500 vesting on December 15, 2001, 37,500 vesting on December 15, 2002, and 37,500 vesting on December 15, 2003.

(2)
On January 10, 2000, Axonyx granted 24,000 Incentive Stock Options exercisable at $11.50 per share to Michael M. Strage, Vice President & Treasurer of Axonyx, with 6,000 options vesting immediately, 6,000 vesting on January 10, 2001, 6,000 vesting on January 10, 2002, and 6,000 vesting on January 10, 2003. On January 10, 2000, Axonyx granted 16,000 Non-Statutory Stock Options exercisable at $11.50 per share to Michael M. Strage, with 4,000 options vesting immediately, 4,000 vesting on January 10, 2001, 4,000 vesting on January 10, 2002, and 4,000 vesting on January 10, 2003. On May 5, 2000, Axonyx granted 100,000 Non-Statutory Stock Options exercisable at $11.00 per share to Michael M. Strage, with 25,000 options vesting on May 5, 2001, 25,000 vesting on May 5, 2002, 25,000 vesting on May 5, 2003, and 25,000 vesting on May 5, 2004.

(3)
On December 15, 2000 Axonyx granted 100,000 Non-Statutory Stock Options exercisable at $7.91 per share to Robert G. Burford, Vice President for Drug Development of Axonyx, with 25,000 options vesting immediately, 25,000 vesting on December 15, 2001, 25,000 vesting on December 15, 2002, and 25,000 vesting on December 15, 2003.

(4)
On January 10, 2000, Axonyx granted 5,200 Incentive Stock Options exercisable at $11.50 per share to Michael R. Espey, Vice President & Secretary of Axonyx, with 1,300 options vesting immediately, 1,300 vesting on January 10, 2001, 1,300 vesting on January 10, 2002, and 1,300 vesting on January 10, 2003. On January 10, 2000, Axonyx granted 34,800 Non-Statutory Stock Options exercisable at $11.50 per share to Michael R. Espey, with 8,700 options vesting immediately, 8,700 vesting on January 10, 2001, 8,700 vesting on January 10, 2002, and 8,700 vesting on January 10, 2003. On December 15, 2000 Axonyx granted 40,000 Non-Statutory Stock Options exercisable at $7.91 per share to Michael R. Espey, with 10,000 options vesting immediately, 10,000 vesting on December 15, 2001, 10,000 vesting on December 15, 2002, and 10,000 vesting on December 15, 2003.

    No free standing Stock Appreciation Rights (SARs) were granted to any executive officers in fiscal year 2000.

C.  Option/SAR Exercises and Fiscal 2000 Year End Option/SAR Values

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of securities underlying unexercised options/SARs at fiscal year end (#)
				Value of unexercised in-the-money options/SARs at fiscal year end ($)
	Shares acquired on exercise (#)
Name		Value realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Marvin S. Hausman, M.D., Pres. & CEO	0	$0	237,500/212,500	$555,000/$185,000
Michael M. Strage, V.P. & Treasurer	0	$0	75,000/105,000	$117,900/$3,930
Robert G. Burford, V.P.	0	$0	60,000/150,000	$5,275/$0
Michael R. Espey, V.P. & Secretary	0	$0	50,000/ 50,000	$0/ $0

    There were no exercises of options by these executive officers in the fiscal year 2000.

D.  Long Term Incentive Plan

    Axonyx does not have a Long-Term Incentive Plan (LTIP) and therefore did not make any LTIP awards in the fiscal year 2000.

E.  Compensation of Directors

    Axonyx pays its non-employee directors (Mssrs. Angel, Cohen and Wetherhill) $500 for each board meeting attended in person and $250 for each board meeting attended by telephone. Directors are also reimbursed for their out-of-pocket expenses incurred to attend meetings.

    Albert Angel was paid a consulting fee in the amount of $47,000 in the year 2000. No formal written consulting agreement was entered into with Mr. Angel. Mr. Angel was also paid approximately $1,000 per month during the year 2000 for office overhead expenses, including compensation for the use of a portion of Mr. Angel's residence.

    The non-employee directors of Axonyx were granted stock options in fiscal year 2000 under the Axonyx Inc. 1998 Stock Option Plan and the 2000 Stock Option Plan.

    On January 10, 2000 Axonyx granted 100,000 Non-Statutory Stock Options exercisable at $11.50 per share to Albert D. Angel, Chairman of the Board, with 25,000 vesting immediately, 25,000 vesting on January 10, 2001, 25,000 vesting on January 1, 2002, and 25,000 vesting on January 1, 2003. On December 15, 2000, Axonyx granted 200,000 Non-Statutory Stock Options exercisable at $7.91 per share to Albert D. Angel, with 50,000 vesting immediately, 50,000 vesting on December 15, 2001, 50,000 vesting on December 15, 2002, and 50,000 vesting on December 15, 2003.

    On May 5, 2000 Axonyx granted 50,000 Non-Statutory Stock Options exercisable at $11.00 per share to Abraham Cohen, a director of Axonyx, with 20,000 options vesting immediately, 10,000 options vesting on May 5, 2001, 10,000 options vesting on May 5, 2002, and 10,000 options vesting on May 5, 2003. On December 15, 2000 Axonyx granted 20,000 Non-Statutory Stock Options exercisable at $7.91 per share to Abraham Cohen, with 5,000 options vesting immediately, 5,000 options vesting on December 15, 2001, 5,000 options vesting on December 2002, and 5,000 options vesting on December 15, 2003.

    On December 15, 2000 Axonyx granted 20,000 Non-Statutory Stock Options exercisable at $7.91 per share to Christopher Wetherhill, a director of Axonyx, with 5,000 options vesting immediately, 5,000 options vesting on December 15, 2001, 5,000 options vesting on December 2002, and 5,000 options vesting on December 15, 2003.

F.  Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

    Axonyx does not have any employment contracts with its named executive officers, except as follows.

    Robert G. Burford, Ph.D., Vice President for Product Development.  On November 10, 1999, Axonyx signed a letter agreement with Robert Burford under which Dr. Burford agreed to serve as the Vice President for Product Development, and was paid $100,000 per year until July 2000, after which Dr. Burford's salary was increased to $150,000 per year. In addition, Dr. Burford was granted an Incentive Stock Option to purchase 100,000 shares at $8.125 per share, with 12,500 shares vesting immediately, 12,500 options vesting on August 31, 2000, 25,000 options vesting on August 31, 2001, 25,000 options vesting on August 31, 2002, and 25,000 options vesting on August 31, 2003.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding beneficial ownership of Axonyx's common stock as of March 15, 2001 (a) by each person known to Axonyx to own beneficially 5% or more of any class of Axonyx's common stock, (b) by each of Axonyx's named executive officers and directors and (c) by all executive officers and directors of Axonyx as a group. As of March 15, 2001 there were 15,277,371 shares of common stock of Axonyx issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 15, 2001 upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, Axonyx believes that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Marvin S. Hausman, M.D.(2)	2,152,550	13.87%
Albert D. Angel(3)	849,000	5.44%
Christopher Wetherhill(4)	729,250	4.75%
Michael M. Strage(5)	325,000	2.12%
Michael R. Espey(6)	300,000	1.96%
Robert G. Burford, Ph.D.(7)	60,000	0.39%
Abraham E. Cohen(8)	45,000	0.29%
All directors and executive officers (eight persons) as a group	4,485,800	27.75%
Steven C. Espey(9)	2,050,000	13.41%

(1)
Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 825 Third Avenue, 40th Floor, New York, NY 10022.

(2)
Includes: (i) 1,915,050 shares owned by Dr. Hausman; (ii) 150,000 vested but unexercised options exercisable at $3.11 per share granted on January 13, 1999, (iii) 50,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, and (iv) 37,500 vested but unexercised options exercisable at $7.91 granted on December 15, 2000. Does not include (i) 3,000 shares gifted to Dr. Hausman's three adult children, with 1,000 to each in October 1999, (ii) 200 shares gifted to Roberta Matta in October 1999, (iii) 5,000 shares gifted to a religious institution in October 2000, (iv) 5,000 shares gifted to six non-affiliate donees in September 2000, (iv) 50,000 unvested options exercisable at $3.11 per share granted on January 13, 1999, (v) 50,000 unvested options exercisable at $11.50 per share granted on January 10, 2000, and (vi) 112,500 unvested options exercisable at $7.91 per share granted on December 15, 2000.

(3)
Includes (i) 516,000 shares owned by Mr. Angel, (ii) 8,000 common stock purchase warrants exercisable at $11.00 per share purchased in a private placement on September 28, 1999, (iii) 225,000 vested but unexercised options exercisable at $2.88 per share granted to Mr. Angel on January 13, 1999, (iv) 50,000 vested but unexercised options exercisable at $11.50 per share granted to Mr. Angel on January 10, 2000, (iii) 50,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000. Does not include: (i) 75,000 unvested options exercisable at $2.88 per share granted on January 13, 1999; (ii) 50,000 unvested options exercisable at $11.50 per share granted on January 10, 2000; and (iii) 150,000 unvested options exercisable at $7.91 per share granted on December 15, 2000.

(4)
Includes (i) 107,500 shares owned by Mr. Wetherhill; (ii) 517,250 shares held by Boundary Bay Investments Ltd. (BBI), a corporation controlled by Mr. Wetherhill; and (iii) 37,500 held by Byland Holdings Ltd., a shareholder of BBI controlled by Mr. Wetherhill; (iv) 24,000 common stock purchase warrants exercisable at $11.00 per share held by BBI; (v) 8,000 common stock purchase warrants exercisable at $11.00 per share held by Byland Holdings; (vi) 30,000 vested but unexercised options exercisable at $2.88 per share granted on January 13, 1999 held in Mr. Wetherhill's name; and (vii) 5,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000 held in Mr. Wetherhill's name. Mr. Wetherhill holds a controlling position as the Managing Director of BBI and is the sole beneficial owner of Byland Holdings Ltd., a shareholder of BBI. Does not include (i) 10,000 unvested options exercisable at

  $2.88 per share granted on January 13, 1999; and (ii) 15,000 unvested options exercisable at $7.91 per share granted on December 15, 2000.

(5)
Includes (i) 250,000 shares owned by Mr. Strage; (ii) 30,000 vested but unexercised options exercisable at $2.88 per share granted on January 13, 1999, (iii) 20,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, and (iv) 25,000 vested but unexercised options exercisable at $11.00 per share granted on May 5, 2000. Does not include: (i) 10,000 unvested options exercisable at $2.88 per share granted on January 13, 1999, (ii) 20,000 unvested options exercisable at $11.50 per share granted on January 10, 2000; and (iii) 75,000 unvested options exercisable at $11.00 per share granted on May 5, 2000.

(6)
Includes (i) 250,000 shares owned by Mr. Espey; (ii) 20,000 vested but unexercised options exercisable at $8.50 per share granted on June 7, 1999; (iii) 20,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000; and (iii) 10,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000. Does not include (i) 20,000 unvested options exercisable at $11.50 per share granted on January 10, 2000; and (ii) 30,000 unvested options exercisable at $7.91 per share granted on December 15, 2000.

(7)
Includes (i) 2,500 vested but unexercised options exercisable at $4.70 granted on March 25, 1999, (ii) 7,500 vested but unexercised options exercisable at $7.20 granted on October 1, 1999; (iii) 25,000 vested but unexercised options exercisable at $8.125 per share granted on November 1, 1999; and (iv) 25,000 vested but unexercised options exercisable at $7.91 per share granted on December 25, 2000. Does not include (i) 75,000 unvested options exercisable at $8.125 per share granted on November 1, 1999; and (ii) 75,000 unvested options exercisable at $7.91 per share granted on December 25, 2000.

(8)
Includes (i) 20,000 shares owned by Mr. Cohen; (ii) 20,000 vested but unexercised options exercisable at $11.00 per share granted on May 5, 2000; (iii) 10,000 unexercised options exercisable at $11.00 per share granted on May 5, 2000 that will vest within 60 days; and (iv) 5,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000. Does not include (i) 20,000 unvested options exercisable at $11.00 per share granted on May 5, 2000; and (ii) 15,000 unvested options exercisable at $7.91 per share granted on December 15, 2000.

(9)
Steven Espey is Michael Espey's stepfather. Mr. Espey's address is 358 East 69th Street, New York, NY 10021.

Item 12.  Certain Relationships and Related Transactions.

    On September 24, 1999, Byland Holdings Ltd., a corporation beneficially owned by Christopher Wetherhill, a director of Axonyx, purchased 4 units in a private placement and was issued 16,000 shares and 8,000 warrants. On September 28, 1999, Albert D. Angel, the Chairman of the Board of Directors of Axonyx purchased 4 units for an aggregate of $100,000 in this private placement and was issued 16,000 shares and 8,000 warrants. On September 30, 1999, Boundary Bay Investments Ltd., a shareholder of Axonyx beneficially owned by Christopher Wetherhill, a director of Axonyx, purchased 12 units for an aggregate of $300,000 in this private placement, and was issued 48,000 shares and 24,000 warrants.

    On September 22, 1999 Boundary Bay Investments Ltd., a shareholder of Axonyx beneficially owned by Christopher Wetherhill, a director of Axonyx, elected to convert two nine percent convertible notes in an aggregate principal amount of $200,000 into 100,000 shares of common stock at a post-split conversion price of $2.00 per share. Axonyx issued 100,000 shares to BBI on September 27, 1999.

Item 13.  Exhibits and Reports on Form 8-K.

    Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-KSB.

Reports on Form 8-K.

    A report on Form 8-K was filed on November 6, 2000 reporting that on October 20, 2000, Axonyx entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A., under which Axonyx granted an exclusive, worldwide license to its patent rights and know-how to ARS concerning the Amyloid Inhibitory Peptides and the Prion Inhibitory Peptide technology. The Form 8-K also reported that on October 25, 2000 Axonyx signed a Common Stock Underwriting Agreement and a Stand-By Purchase Agreement with Ramius Securities, LLC and an affiliate, respectively.

AXONYX INC.
INDEX TO EXHIBITS

Exhibits	Description of Document
2.1*	Agreement of Merger between Axonyx Inc. and Ionosphere, Inc. dated December 23, 1998
2.2*	Articles of Merger (Delaware) dated December 28, 1998 and Certificate of Correction dated March 10, 1999
2.3*	Articles of Merger (Nevada) dated December 28, 1998
3.1*	Restated Articles of Incorporation dated January 26, 1999
3.2*	By-Laws
4.1‡	Form of Common Stock Purchase Warrant AXB
4.2‡	Form of Registration Rights Agreement 1999
4.3	Form of Warrant (Stonegate Securities)
10.1*	1998 Stock Option Plan
10.2	2000 Stock Option Plan
10.2**	Patent License Agreement—Exclusive between the Public Health Service and CURE, LLC dated January 31, 1997
10.3*	License Agreement between the Axonyx Inc. and CURE, LLC dated February 27, 1997
10.4*	Research and License Agreement between the Axonyx Inc. and New York University dated April 1, 1997
10.5*	Amendment to Research and License Agreement between Axonyx Inc. and New York University dated August 25, 1998
10.6****	Second Amendment to Research and License Agreement between Axonyx Inc. and New York University dated March 19, 1999
10.7**	Financial Consulting Agreement between Axonyx Inc. and Intertrend Management, Ltd. dated November 6, 1998
10.8***	Development Agreement and Right to License between Axonyx Inc. and Applied Research Systems ARS Holding N.V. dated May 19, 1999
10.9	License Agreement between Axonyx Inc. and Applied Research Systems ARS N.V. dated September 15, 2000
10.10	Sponsored Research Agreement between the University of Melbourne and Axonyx Inc. dated October 1, 1999
10.11	Common Stock Underwriting Agreement between Ramius Securities, LLC and Axonyx Inc. dated October 25, 2000
10.12	Stand-By Purchase Agreement between Ramius Capital Group, LLC and Axonyx Inc. dated October 25, 2000
10.13*	Lease Agreement between Axonyx Inc. and Business Service Center of Seattle dated January 28, 1999

10.14‡	Occupancy Agreement between Axonyx Inc., J.A. Bernstein & Co. and The Garnet Group, Inc. dated December 14, 1999
10.15‡	Letter Agreement between Axonyx Inc. and J.A. Bernstein & Co. dated December 9, 1999
21	List of Subsidiaries

*
Incorporated by reference to the corresponding exhibits in the Registration Statement on Form 10-SB previously filed by Axonyx on March 17, 1999 (File no. 000-25571).

**
Incorporated by reference to the corresponding exhibits in the Registration Statement on Form 10-SB, Amendment No. 1, previously filed by Axonyx on August 10, 1999 (File no. 000-25571).

***
Incorporated by reference to Form 8-K previously filed by Axonyx on June 1, 1999.

****
Incorporated by reference to Form 10-Q previously filed by Axonyx on June 30, 1999.

‡
Incorporated by reference to the corresponding exhibits in the Registration Statement on Form 10-KSB previously filed by Axonyx on March 13, 2000 (File no. 000-25571).

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stevenson, Washington on this 16th day of March, 2001.

AXONYX INC.
By:	/s/ MARVIN S. HAUSMAN, M.D. Marvin S. Hausman, M.D. President & Chief Executive Officer

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 16th of March, 2001.

Signature	Title

/s/ MARVIN S. HAUSMAN, M.D. Marvin S. Hausman, M.D.	Director, President & Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL M. STRAGE Michael M. Strage	Director, Vice President & Chief Administrative Officer, Treasurer (Principal Financial and Accounting Officer)
/s/ MICHAEL R. ESPEY Michael R. Espey	Director, Vice President & Secretary
/s/ ALBERT D. ANGEL Albert D. Angel	Director
Abraham E. Cohen	Director
Christopher Wetherhill	Director

AXONYX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

AXONYX INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Axonyx Inc.

    We have audited the accompanying consolidated balance sheets of Axonyx Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Axonyx Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

New York, New York
February 21, 2001

AXONYX INC.

Consolidated Balance Sheets

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$10,363,000	$5,409,000
Stock subscriptions receivable		298,000

Total current assets	10,363,000	5,707,000
Equipment, net of accumulated depreciation of $11,000 and $3,000	52,000	15,000
Other assets:
Security deposits	42,000	22,000

	$10,457,000	$5,744,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$774,000	$353,000
Deferred revenue		104,000

Total current liabilities	774,000	457,000
STOCKHOLDERS' EQUITY
Preferred stock — $.001 par value, 15,000,000 shares authorized; none issued
Common stock — $.001 par value, 75,000,000 shares authorized; 15,277,371 and 13,579,076 shares issued and outstanding in 2000 and 1999, respectively	15,000	13,000
Additional paid-in capital	20,941,000	11,655,000
Unearned compensation	(51,000)	(29,000)
Accumulated deficit	(11,222,000)	(6,352,000)

Total stockholders' equity	9,683,000	5,287,000

	$10,457,000	$5,744,000

See notes to consolidated financial statements

AXONYX INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2000	1999
Revenue	$1,605,000	$146,000
Costs and expenses:
Research and development	3,516,000	3,277,000
General and administrative	3,482,000	1,929,000

	6,998,000	5,206,000

Loss from operations	(5,393,000)	(5,060,000)
Interest expense		(13,000)
Interest income	497,000	71,000
Gain on foreign exchange	26,000

Net loss	$(4,870,000)	$(5,002,000)

Net loss per common share—basic and diluted	$(.33)	$(.39)

Weighted average shares—basic and diluted	14,716,000	12,668,000

See notes to consolidated financial statements

AXONYX INC.

Consolidated Statements of Changes in Stockholders' Equity

(Note A)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders' Equity
Balance—January 1, 1999	12,220,002	$12,000	$3,363,000	$(41,000)	$(1,350,000)	$1,984,000
Issuance of common stock and warrants (net of expenses of $5,000)—January 1999	10,000		20,000			20,000
Issuance of common stock and warrants—October 1999	20,000		100,000			100,000
Issuance of common stock and warrants (net of expenses of $243,000)—May 24, 1999 to December 31, 1999	820,000	1,000	4,879,000			4,880,000
Issuance of stock for services—June 1999	104,000		858,000			858,000
Stock options granted			270,000	(270,000)		0
Common stock issued on conversion of notes—September 1999	100,000		200,000			200,000
Shares issuable to New York University and scientists (issued in 2000)	305,074		1,965,000			1,965,000
Amortization				282,000		282,000
Net loss					(5,002,000)	(5,002,000)

Balance—December 31, 1999	13,579,076	13,000	11,655,000	(29,000)	(6,352,000)	5,287,000
Issuance of common stock and warrants — net of expenses	666,000	1,000	3,705,000			3,706,000
Stock options granted				233,000	(233,000)	0
Shares issued to New York University and scientists	12,295		138,000			138,000
Exercise of common stock warrants and options	1,020,000	1,000	3,749,000			3,750,000
Amortization				211,000		211,000
Issuance of common stock options for consulting services			1,185,000			1,185,000
Issuance of common stock warrants			276,000			276,000
Net loss					(4,870,000)	(4,870,000)

Balance—December 31, 2000	15,277,371	$15,000	$20,941,000	$(51,000)	$(11,222,000)	$9,683,000

See notes to consolidated financial statements

AXONYX INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(4,870,000)	$(5,002,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	284,000
Common stock warrants and options issued for services	1,810,000	2,823,000
Changes in:
Other current assets	(20,000)	(18,000)
Accrued expenses and deferred revenue	317,000	328,000

Net cash used in operating activities	(2,755,000)	(1,585,000)

Cash flows from investing activities:
Purchase of equipment	(45,000)	(16,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	7,754,000	5,452,000

Net increase in cash and cash equivalents	4,954,000	3,851,000
Cash and cash equivalents at beginning of period	5,409,000	1,558,000

Cash and cash equivalents at end of period	$10,363,000	$5,409,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$23,000
Noncash financing activities:
Notes converted into common shares	$—	$200,000

See notes to consolidated financial statements

AXONYX INC.

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

Note A—The Company

    Ionosphere, Inc. ("Ionosphere"), an inactive corporation, was incorporated in the State of Nevada on July 29, 1997. Effective December 28, 1998, Axonyx Inc. ("Axonyx" or the "Company"), a Delaware corporation (formed September 1996), merged into Ionosphere. The merger was consummated through an exchange of shares that resulted in the former Axonyx stockholders receiving control of Ionosphere. The merger has been treated as a capital transaction for accounting purposes. In connection therewith, Axonyx's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Ionosphere in the transaction while Axonyx's historical accumulated deficit was carried forward. On December 28, 1998, Ionosphere changed its name to Axonyx Inc.

    The Company is a biopharmaceutical company engaged in the discovery, acquisition and development of proprietary pharmaceutical compounds and new technologies useful in the diagnosis and treatment of Alzheimer's Disease (AD), other memory disorders and Mad Cow Disease. The Company's lead drug, Phenserine, is a third generation acetylcholinesterase inhibitor now undergoing a Phase II proof-of-concept clinical trial in Alzheimer's patients.

    The Company has sustained recurring losses since inception and additional financing will be required by the Company to fund its research and development activities and to support operations beyond December 31, 2001. Prior to the fourth quarter of 2000, the Company was in the development stage. In October 2000 the Company received $1,500,000 of revenue from the license of certain of its proprietary technology and emerged from the development stage (see Note C[3]). However, there is no assurance that the Company will be able to license any additional technology, develop a commercial product, or that the Food and Drug Administration will grant approval to the Company's products or that profitable operations can be attained.

Note B—Significant Accounting Policies

[1] Principles of consolidation:

    The consolidated financial statements include the accounts of Axonyx Europe B.V., a wholly owned subsidiary organized in Holland. All intercompany balances and transactions have been eliminated in consolidation. Gains and losses on foreign currency transactions are recorded as income currently.

[2] Cash equivalents:

    The Company considers all money market accounts and time deposits with a maturity of three months or less at the time of purchase to be cash equivalents.

[3] Equipment:

    Equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the equipment of five years.

[4] Research, development and patent:

    Research and development costs including certain costs related to patent applications are charged to operations as incurred.

[5] Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

[6] Revenue recognition:

    The Company defers recognition of revenue from fees received in advance unless they represent the culmination of a separate earnings process. Such fees are recognized in income over the term of the arrangement.

[7] Stock-based compensation:

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to apply the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its employees' stock options.

[8] Net loss per common share:

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the reporting of basic and diluted earnings or loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options, warrants and convertible securities are not included in the calculation of diluted loss per share, except for certain anti-dilution options which are exercisable for nominal consideration under the terms of agreements with certain stockholders.

[9] Concentration of credit risk:

    Financial instruments which potentially subject the Company to concentration of credit risks consist principally of cash and cash equivalents. The Company primarily holds its cash and cash equivalents in two money market brokerage accounts and commercial paper. In addition, as of December 31, 2000, the Company maintained approximately $760,000 in foreign bank accounts ($236,000 of which is United States dollar denominated).

[10] Presentation:

    Certain prior year amounts have been reclassified to conform with current year presentation.

Note C—Development and Licensing Agreements

[1] Agreement with New York University ("NYU")

    In April 1997, the Company entered into a research and license agreement with NYU, as amended, to provide funding and to sponsor research relating to the diagnosis and treatment of Alzheimer's Disease and other amyloidosis disorders, in exchange for a payment by Axonyx of $25,000 upon signing of the agreement, sixteen consecutive quarterly payments of $75,000 beginning on April 1, 1997, and 600,000 shares of common stock with a fair value at time of issuance of $240,000 (issued to

NYU and its scientists, collectively "NYU stockholders"). The agreement also provides for payments to NYU aggregating $175,000 upon achieving certain clinical and regulatory milestones. In addition, the Company has agreed to pay NYU royalties of up to 4% of the first $100 million net sales related to products covered and 2% thereafter under the agreement with minimum royalty payments of $150,000 beginning January 1, 2003 through the expiration or termination of the agreement, as defined. Through December 31, 2000, the Company has paid $1,150,000 to NYU under the agreement.

    In addition, in connection with the agreements entered into with NYU and its scientists, the Company granted certain options to purchase additional shares of the Company's common stock pursuant to certain antidilution provisions at a purchase price of $.001 per share ("NYU options"). The option agreements provide for the purchase of additional shares based on a formula of the Company's capital raising of up to $5,000,000 and $10,000,000.

    During 1999, in connection with the NYU options, the Company recorded a charge of approximately $1,965,000 representing the 305,074 shares deemed issuable for nominal consideration under the agreement, based on the market prices at the option measurement dates. In 2000, the Company settled with NYU, issued an additional 12,295 share and recorded a charge of $138,000.

[2] Agreement with Cure, L.L.C. ("CURE")

    In February, 1997, the Company entered into a sub-license agreement ("CURE Agreement") with CURE where by the Company would receive the rights covering the patents that CURE obtained through the "PHS Patent License Agreement-Exclusive" it entered into with the Public Health Service. Such licensed rights cover the Company's acetylcholinesterase inhibitor, Phenserine and all analogs of Phenserine. The CURE Agreement provided for a payment by the Company of $15,000 upon signing of the agreement and a payment of $10,000 six months after the signing of the agreement. The CURE Agreement also provides for payments to CURE aggregating $600,000 when certain clinical and regulatory milestones are achieved. In addition, the Company has agreed to pay CURE royalties, of up to 3% of the first $100 million and 1% thereafter, of net product sales and sub-license royalties, as defined under the agreement, with minimum annual royalty payments of $10,000 beginning on January 31, 2000, increasing to $25,000 per annum on commencement of sales of the product until the expiration or termination of the agreement. Any royalty payments made to CURE shall be credited against the minimum payments. Through December 31, 2000, the Company has paid $35,000 under the CURE agreement.

[3] Agreement with Applied Research Systems ARS Holding N.V.:

    Effective as of May 17, 1999, Axonyx Inc. entered into a Development Agreement and Right to License (the "Development Agreement") with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Serono International, SA ("Serono"). Under the Development Agreement, the Company granted to Serono an exclusive right to license its patent rights and know-how regarding its amyloid inhibitory peptide (AIP) and prion inhibitory peptide (PIP) technology. Serono paid Axonyx a $250,000 nonrefundable fee for the right to license, which was amortized over the right to license term of one year. Accordingly, during the years ended December 31, 2000 and 1999, revenues of $105,000 and $146,000 were recognized under this agreement.

    In October, 2000 the Company and Serono finalized a definitive Licensing Agreement. Serono paid the Company a non-refundable, noncreditable license fee of $1.5 million which was recognized as revenue in October 2000 as the payment of the fee represented the culmination of an earnings process. The license agreement grants Serono exclusive worldwide patent rights to Axonyx's AIP and PIP technology.

[4] Agreement with the University of Melbourne (Australia):

    In October, 1999, the Company entered into an agreement with the University of Melbourne (Australia). Under the Agreement, the Company committed to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer's disease. In addition to the costs associated with the filing and prosecution of any patent applications, the Company has committed approximately $60,000 per year for each year in the two year period ending October 2001 to develop a diagnostic test for Alzheimer's disease. Both parties will own any resulting intellectual property as tenants in common in equal shares. In addition, the Company has an option to acquire for $25,000 each, an exclusive worldwide license for each intellectual property or patent resulting from the research project, and an existing patent application.

[5] Agreement with Northwest Kinetics, L.L.C.:

    In December 1999, the Company entered into a clinical research agreement with Northwest Kinetics, L.L.C. ("Northwest") to conduct a study. As of December 31, 2000 the Company has paid approximately $818,000 under the agreement.

Note D—Income Taxes

    At December 31, 2000, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $4,200,000, expiring through 2020, that may be used to offset future taxable income. A portion of such net operating loss carryforward is subject to annual limitations as a result of ownership changes.

    The deferred tax consequences of temporary differences in reporting items for tax and financial accounting purposes at December 31, 2000 resulted primarily from the net operating loss carryforwards and certain expenses, aggregating $3,800,000, principally relating to research and development and option charges which are not currently deductible. At December 31, 2000 and 1999, the Company has deferred tax assets of approximately $3,800,000 and $2,971,000, respectively. The Company has not recorded a benefit from its net operating loss carryforward or expenses not currently deductible because realization of the benefit is uncertain and, therefore, a valuation allowance has been provided for the full amount of the deferred tax asset. The valuation allowance increased by approximately $800,000 in 2000.

Note E—Related Party Transactions

    In April and September 1998, the Company issued convertible notes for an aggregate of $200,000 to a stockholder of the Company. The notes were due in 2000, bore interest at 9% and were convertible into common stock at $2 per share. During September 1999, the holder converted the notes into 100,000 shares of common stock.

    The chairman of the Board of Directors of the Company received a $47,000 consulting fee for services rendered in 2000.

Note F—Stockholders' Equity

[1] Private placements:

    During 1998 and 1999, the Company sold 103 units in a private placement yielding net proceeds of $2,534,000 and $20,000 respectively. Each unit consisted of 10,000 shares of common stock and 10,000 warrants exercisable to purchase common stock at $3.75 per share.

    In October 1999, the Company received $100,000 on the sale of 20,000 shares of common stock and 20,000 warrants exercisable to purchase common stock at $11.00 per share.

    During 1999, the Company sold 205 units in a private placement yielding net proceeds of $4,880,000. Each unit consisted of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $11.00 per share. An additional 156.5 units in a private placement were sold yielding net proceeds of $3,706,000 in 2000.

[2] Warrants:

    At December 31, 2000, outstanding warrants to acquire shares of the Company's common stock are as follows:

Number of Shares Reserved	Exercise Price	Expiration Date	Call Price
763,000	$11.00	August 1, 2004	$20.00
50,000	$12.34	October 25, 2003	$—

    Certain warrants are subject to call by the Company if the average closing bid price of the Company's common stock is equal to or greater than at the call price for any consecutive thirty days. In 2000, the Company called 1,100,000 warrants with an exercise price of $3.75 of which 990,000 were exercised. The Company received $3,713,000 from the warrant call.

    In addition, 30,000 options were exercised at $1.25 in 2000, yielding proceeds of $37,000.

    The weighted average exercise price of warrants outstanding at December 31, 2000 was $11.08 and the weighted average contractual life of the warrants was 3.53 years.

[3] Common stock:

    In August 1997, the Company awarded a Director 500,000 shares of common stock of which 250,000 shares vest through March 1, 1998 and thereafter on a monthly basis through March 1, 1999. The Company valued and expensed these shares at $190,000 which was recognized over the vesting period.

    On June 11, 1999, the Company issued 200,000 shares of restricted common stock to Infusion Capital Investment Corporation ("ICIC") pursuant to a one year Consulting Agreement under which ICIC and its affiliates undertook to perform investor relations and corporate development services on behalf of the Company. 100,000 of those shares were placed in escrow. Pursuant to the terms of the arrangement, if the Company exercised its right of termination after six months such shares would be returned to the Company. The Company terminated the arrangement and the escrow shares were returned and cancelled. The shares issued to ICIC were valued and expensed at $825,000, the market value at the date granted.

    The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on September 21, 2000. To date, no shares have been issued pursuant to the registration statement.

    In October 2000, Axonyx entered into a $25 million Firm Underwritten Equity Line (the "FUEL" program) consisting of (1) a Common Stock Underwriting Agreement ("Underwriting Agreement") with Ramius Securities, LLC, ("Ramius") pursuant to which Axonyx may, at its sole discretion under certain circumstances, from time to time over a two year period beginning upon the inclusion of Ramius as an underwriter in the shelf registration statement, sell shares of common stock registered under an effective registration statement filed with the SEC with Ramius serving as underwriter on a best efforts basis, and (2) a Stand-By Purchase Agreement, with Ramius Capital Group, LLC ("Ramius Capital"), under which Ramius Capital agreed to purchase shares of Axonyx common stock not sold by Ramius during a selling period. To date, no shares have been issued under this relationship. As part of the compensation to Ramius under the terms of the Underwriting Agreement, Axonyx granted a three year common stock purchase option pursuant to which Ramius has the right to purchase up to 50,000 shares of common stock at an exercise price of $12.34 per share. An expense of $277,000 related to the warrant grant was recognized in 2000 (see Note F[2]).

[4] Stock split:

    Effective February 23, 1999, the Company approved a 2 for 1 stock split of its common stock. All share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

[5] Stock options:

    During 1998, the Board of Directors and the stockholders of the Company approved a Stock Option Plan ("1998 Plan") which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price shall be granted at an option price not less than 110% of the fair value of the common stock at date of grant. Vesting of 1998 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

    In 2000, the Board of Directors and the stockholders of the Company approved a Stock Option Plan ("2000 Plan") which provides for the granting of options to purchase up to 1,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options. Incentive stock options granted under the 2000 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price shall be granted at an option price not less than 110% of the fair value of the common stock at date of grant. Vesting of 2000 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

    During the year ended December 31, 1999, the Company granted 47,100 options (25,500 options issued below fair market value) to consultants. In connection therewith the Company valued these options at $270,000 of which $29,000 and $241,000, was expensed in 2000 and 1999, respectively.

    For the year ended December 31, 2000, the Company granted 176,000 options to consultants. The fair value of the vested portion of these options ($1,367,000) was expensed in 2000. The unvested portion is valued at each reporting date and is being charged to expense over the vesting period.

    Disclosures required under SFAS 123 for employee stock options granted as of December 31, 2000 and 1999 using the Black-Scholes option pricing model prescribed by SFAS 123 are provided below.

    The assumptions used during 2000 and 1999 and the weighted average information is as follows:

	2000	1999
Risk-free interest rate	5.75%	4.75—5.40%
Expected dividend yield	0%	0%
Expected life	5—10 years	5—10 years
Expected volatility	.7—1.2	.3
Weighted average grant-date fair value of options granted during the period	$7.57	$2.22

    Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, the Company's net loss would have been as presented in the pro forma amounts indicated below:

	Year Ended December 31,
	2000	1999
Net loss:
As reported	$(4,870,000)	$(5,002,000)
Pro forma	(7,172,000)	(5,320,000)
Loss per share:
As reported	$(.33)	$(.39)
Pro forma	(.49)	$(.42)
Weighted average fair value of options granted	$7.57	$2.22

    Stock option activity under the 1998 Plan is summarized as follows:

	December 31,
	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options at beginning of year	900,100	3.32	150,000	$.02
Options issued	1,085,000	9.85	750,100	3.98

Options at end of year	1,985,100	6.74	900,100	3.32

Options exercisable at end of year	774,850	4.92	351,550	2.22

    As of December 31, 2000, 14,900 options are available for future grant under the 1998 Plan.

    Stock option activity under the 2000 Plan is summarized as follows:

	December 31, 2000
	Shares	Weighted Average Exercise Price
Options issued	120,000	$7.91

Options at end of year	120,000	$7.91

Options exercisable at end of year	30,000	$7.91

    As of December 31, 2000, 880,000 options are available for future grant under the 2000 Plan.

    Additional information with respect to option activity is summarized as follows:

	December 31, 2000
	Options Outstanding*
				Options Exercisable*
		Weighted Average Remaining Contractually (in years)
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$.02	150,000	1.67	$.02	150,000	$.02
$2.87—$ 3.11	596,600	7.93	2.95	306,600	2.95
$4.00—$ .70	7,500	3.77	4.70	7,500	4.70
$7.00—$ 9.00	837,500	8.95	7.99	264,250	8.04
$9.50—$11.50	625,500	8.95	10.84	136,500	10.90

	2,217,000	8.10	6.89	864,850	5.27

    *Including 112,000 options granted in 2000 outside of the Plans

Note G—Commitments and Other Matters

[1] Consulting agreements:

    In 2000, the Company has entered into several consulting agreements to receive research, advisory and financial services. The agreements provide compensation through a combination of stock options and/or monthly consulting fees. The agreements generally may be terminated without cause with thirty days written notice.

[2] Lease:

    The Company occupies office space under a sublease expiring February 2003. Minimum future annual rental payments are as follows:

Year Ending December 31,
2001	$204,000
2002	204,000
2003	34,000

$442,000

    Rent expense was approximately $235,000 and $45,000 for the years ended December 31, 2000 and 1999, respectively.

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7. Audited Financial Statements.
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
INDEX TO EXHIBITS
SIGNATURES
AXONYX INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000 and 1999
  AXONYX INC.
  Contents
  INDEPENDENT AUDITORS' REPORT
  AXONYX INC.
  Consolidated Balance Sheets
  AXONYX INC.
  Consolidated Statements of Operations
  AXONYX INC.
  Consolidated Statements of Changes in Stockholders' Equity
  AXONYX INC.
  Consolidated Statements of Cash Flows
  AXONYX INC.
  Notes to Consolidated Financial Statements
  December 31, 2000 and 1999
  Note A—The Company
  Note B—Significant Accounting Policies
  [1] Principles of consolidation:
  [2] Cash equivalents:
  [3] Equipment:
  [4] Research, development and patent:
  [5] Use of estimates:
  [6] Revenue recognition:
  [7] Stock-based compensation:
  [8] Net loss per common share:
  [9] Concentration of credit risk:
  [10] Presentation:
  Note C—Development and Licensing Agreements
  [1] Agreement with New York University ("NYU")
  [2] Agreement with Cure, L.L.C. ("CURE")
  [3] Agreement with Applied Research Systems ARS Holding N.V.:
  [4] Agreement with the University of Melbourne (Australia):
  [5] Agreement with Northwest Kinetics, L.L.C.:
  Note D—Income Taxes
  Note E—Related Party Transactions
  Note F—Stockholders' Equity
  [1] Private placements:
  [2] Warrants:
  [3] Common stock:
  [4] Stock split:
  [5] Stock options:
  Note G—Commitments and Other Matters
  [1] Consulting agreements:
  [2] Lease: