Form 10KSB/A
period 2000-12-31
AXONYX INC
filed 2001-05-15
CIK 1070698

QuickLinks -- Click here to rapidly navigate through this document

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

COMMON STOCK $0.001 PAR VALUE
(Title of class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

   State issuer's revenues for its most recent fiscal year. $1,605,000.

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

DOCUMENTS INCORPORATED BY REFERENCE

   If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

   Transitional Small Business Disclosure Format (check one):

   Yes         No  X

EXPLANATORY NOTE

This amendment to the Registrant's Annual Report on Form 10-KSB is solely for the purpose of correcting typographical errors and including additional information regarding data management and reporting services agreements between the Registrant and Clinfo Systems, LLC in the following sections: (i) "Certain Relationships and Related Transactions"; (ii) "Exhibits and Reports on Form 8-K"; and (iii) "Note E—Related Party Transactions" to the Consolidated Financial Statements.

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

    Axonyx's executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, telephone number (212) 688-4770. It also maintains offices at 1001 4th Avenue Plaza, Suite 3228, Seattle, Washington 98154, telephone number (206) 340-0211, at 200 Hurlbutt St., Wilton, Connecticut 06897, and at 4041 State Highway 14, Stevenson, Washington 98648, telephone number (509) 427-5132. Axonyx Europe BV maintains an office at Bilderdijkstraat 9, 2311 XD Leiden, The Netherlands, telephone number (31) 71 589 3463.

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

    Effective September 15, 2000 Axonyx entered into a License Agreement with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Serono International S.A., a Swiss pharmaceutical company, covering the amyloid and prion inhibitory peptide technologies. Under this agreement Axonyx received a $1.5 million up front payment, may receive milestone payments and royalties on the sale of approved drug compounds derived from the licensed technology. Previously, on May 19, 1999 Axonyx had signed a Development Agreement and Right to License (Development Agreement). Under the Development Agreement, Axonyx granted an exclusive right to license its patent rights and know-how regarding the AIPs to ARS. ARS paid Axonyx a $250,000 fee for the right to license.

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

D.  Risks and Uncertainties

RISKS AND UNCERTAINTIES

    You should carefully consider the risks described below in evaluating Axonyx and our business. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline. This report on Form 10-KSB/A contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions, that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to these differences include those discussed below and elsewhere in this report.

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

Item 7.  Audited Financial Statements.

    The Audited Financial Statements for this Form 10-KSB/A appear on pages F-1 through F-13 following the signature page.

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

    Gosse B. Bruinsma, M.D.  Gosse Bruinsma has served as President of Axonyx Europe BV since its formation in October 2000 and has served as the Chief Operating Officer of Axonyx since February 2001. Dr. Bruinsma has over 15 years experience in the medical, pharmaceutical and biotechnology fields. Dr. Bruinsma did his undergraduate degree at McGill University, Montreal and received his medical degree from the University of Leiden, the Netherlands. He joined the pharmaceutical industry to become European Medical Director for Zambon, Milan. He subsequently joined the international contract research organization, ClinTrials Research, to become their Vice President for Medical and Regulatory Affairs. In September 1995 Dr. Bruinsma joined Forest Laboratories in New York as Medical Director, with responsibility for their anti-hypertensive product launch, HRT program, Cervidil®, and their urological disease projects. From September 1997 to 1999 Dr. Bruinsma was General Manager and Vice-President Development for Chrysalis Clinical Services Europe based in Switzerland. From November 1999 until he joined Axonyx Europe BV, Dr Bruinsma was the Vice President Development for Crucell BV (formerly IntroGene), a biotechnology company based in the Netherlands.

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

    No free standing Stock Appreciation Rights (SARs) were granted to any executive officers in fiscal year 2000.

C.  Option/SAR Exercises and Fiscal 2000 Year End Option/SAR Values

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of securities underlying unexercised options/SARs at fiscal year end (#)	Value of unexercised in-the-money options/SARs at fiscal year end ($)
Name	Shares acquired on exercise (#)	Value realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Marvin S. Hausman, M.D., Pres. & CEO	0	$0	237,500/212,500	$555,000/$185,000
Michael M. Strage, V.P. & Treasurer	0	$0	75,000/105,000	$117,900/$3,930
Robert G. Burford, V.P.	0	$0	60,000/150,000	$5,275/$0
Michael R. Espey, V.P. & Secretary	0	$0	50,000/ 50,000	$0/ $0

    There were no exercises of options by these executive officers in the fiscal year 2000.

D.  Long Term Incentive Plan

    Axonyx does not have a Long-Term Incentive Plan (LTIP) and therefore did not make any LTIP awards in the fiscal year 2000.

E.  Compensation of Directors

    Axonyx pays its non-employee directors (Messrs. Angel, Cohen and Wetherhill) $500 for each board meeting attended in person and $250 for each board meeting attended by telephone. Directors are also reimbursed for their out-of-pocket expenses incurred to attend meetings.

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

(9)
Steven Espey is Michael Espey's stepfather. Mr. Espey's address is 358 East 69th Street, New York, NY 10021.

Item 12.  Certain Relationships and Related Transactions.

    On October 2, 2000, Axonyx entered into a Data Management and Reporting Services Agreement with Clinfo Systems, LLC. Robert G. Burford, Vice President, Product Development of Axonyx, is a founding member of Clinfo Systems and owns a fifty percent (50%) membership interest. Pursuant to the agreement, Clinfo Systems provides data management and reporting services in connection with certain clinical trials conducted by Axonyx. Axonyx will pay Clinfo Systems up to $360,000 for services rendered, of which $120,000 was paid during 2000. The agreement expires September 30, 2001. On January 2, 2001, Axonyx entered into a second Data Management and Reporting Services Agreement with Clinfo Systems. Pursuant to the second agreement, Clinfo Systems provides data management and reporting services in connection with certain other clinical trials conducted by Axonyx. Axonyx will pay Clinfo Systems up to $190,000 for services rendered. The second agreement expires July 31, 2001.

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

Item 13.  Exhibits and Reports on Form 8-K.

    Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-KSB/A.

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

AXONYX INC.
INDEX TO EXHIBITS

Exhibits	Description of Document
2.1*	Agreement of Merger between Axonyx Inc. and Ionosphere, Inc. dated December 23, 1998
2.2*	Articles of Merger (Delaware) dated December 28, 1998 and Certificate of Correction dated March 10, 1999
2.3*	Articles of Merger (Nevada) dated December 28, 1998
3.1*	Restated Articles of Incorporation dated January 26, 1999
3.2*	By-Laws
4.1†	Form of Common Stock Purchase Warrant AXB
4.2†	Form of Registration Rights Agreement 1999
4.3†††	Form of Warrant (Stonegate Securities)
10.1*	1998 Stock Option Plan
10.2††	2000 Stock Option Plan
10.2**	Patent License Agreement—Exclusive between the Public Health Service and CURE, LLC dated January 31, 1997
10.3*	License Agreement between the Axonyx Inc. and CURE, LLC dated February 27, 1997
10.4*	Research and License Agreement between the Axonyx Inc. and New York University dated April 1, 1997
10.5*	Amendment to Research and License Agreement between Axonyx Inc. and New York University dated August 25, 1998
10.6****	Second Amendment to Research and License Agreement between Axonyx Inc. and New York University dated March 19, 1999
10.7**	Financial Consulting Agreement between Axonyx Inc. and Intertrend Management, Ltd. dated November 6, 1998
10.8***	Development Agreement and Right to License between Axonyx Inc. and Applied Research Systems ARS Holding N.V. dated May 19, 1999
10.9†††	License Agreement between Axonyx Inc. and Applied Research Systems ARS N.V. dated September 15, 2000
10.10†††	Sponsored Research Agreement between the University of Melbourne and Axonyx Inc. dated October 1, 1999
10.11†††	Common Stock Underwriting Agreement between Ramius Securities, LLC and Axonyx Inc. dated October 25, 2000
10.12†††	Stand-By Purchase Agreement between Ramius Capital Group, LLC and Axonyx Inc. dated October 25, 2000
10.13*	Lease Agreement between Axonyx Inc. and Business Service Center of Seattle dated January 28, 1999

10.14†	Occupancy Agreement between Axonyx Inc., J.A. Bernstein & Co. and The Garnet Group, Inc. dated December 14, 1999
10.15†	Letter Agreement between Axonyx Inc. and J.A. Bernstein & Co. dated December 9, 1999
10.16	Data Management and Reporting Services Agreement between Axonyx Inc. and Clinfo Systems, LLC dated October 2, 2000
10.17	Data Management and Reporting Services Agreement between Axonyx Inc. and Clinfo Systems, LLC dated January 2, 2001
21†††	List of Subsidiaries

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

†
Incorporated by reference to the corresponding exhibits in the Annual Report on Form 10-KSB previously filed by Axonyx on March 13, 2000 (File no. 000-25571).

††
Incorporated by reference to the corresponding exhibit in the Registration Statement on Form S-8 previously filed by Axonyx on October 17, 2000 (File no. 000-25571).

†††
Previously filed.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stevenson, Washington on this 14th day of May, 2001.

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

F–1

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

F–2

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

F–3

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

F–4

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

F–5

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

F–6

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

F–7

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

F–8

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

    On October 2, 2000, the Company entered into a data management and reporting services agreement with Clinfo Systems, LLC. An officer of the Company is a founding member of Clinfo Systems and owns a fifty percent (50%) membership interest. Pursuant to the agreement, Clinfo Systems provides data management and reporting services in connection with certain clinical trials conducted by the Company. The Company will pay Clinfo Systems up to $360,000 for services rendered, of which $120,000 was paid during 2000. The agreement expires September 30, 2001. On January 2, 2001, Axonyx entered into a second Data Management and Reporting Services Agreement with Clinfo Systems. Pursuant to the second agreement, Clinfo Systems provides data management and reporting services in connection with certain other clinical trials conducted by Axonyx. Axonyx will pay Clinfo Systems up to $190,000 for services rendered. The second agreement expires July 31, 2001.

F–9

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

F–10

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

F–11

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

F–12

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

F–13

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