Form 10-Q
period 2001-03-31
AXONYX INC
filed 2001-05-15
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-25571

AXONYX INC.
(Exact name of registrant as specified in its charter)

NEVADA	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 THIRD AVENUE, 40TH FLOOR, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip Code)

(212) 688-4770
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  15,277,371 shares of common stock as of May 11, 2001.

AXONYX INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AXONYX INC.

Consolidated Balance Sheets

	March 31, 2001	December 31, 2000
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$7,989,000	$10,363,000
Other	81,000	-
Total current assets	8,070,000	10,363,000

Equipment, net	57,000	52,000

Other assets:
Security deposit	42,000	42,000
	42,000	42,000
	$8,169,000	$10,457,000
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$300,000	$774,000
Total liabilities	300,000	774,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 15,277,371 shares issued and outstanding.	15,000	15,000
Additional paid-in capital	21,188,000	20,941,000
Unearned compensation - stock/options	(46,000)	(51,000)
Accumulated deficit	(13,288,000)	(11,222,000)
Total stockholders' equity	7,869,000	9,683,000
Total liabilities and stockholders' equity	$8,169,000	$10,457,000

See notes to consolidated financial statements.

AXONYX INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2001	2000
Revenue	$-	$63,000

Costs and expenses:
Research and development	1,229,000	684,000
General and administrative	935,000	326,000
	2,164,000	1,010,000
Loss from operations	(2,164,000)	(947,000)

Foreign exchange	(29,000)	-
Interest income	127,000	42,000
Net loss	$(2,066,000)	$(905,000)
Net loss per common share	$(0.14)	$(0.07)
Weighted average shares-basic and diluted	15,277,371	13,879,009

See notes to consolidated financial statements.

AXONYX INC.
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock
	Number of Shares	Amount	AdditionalPaid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Total Stockholders' Equity
Balance - December 31, 2000	15,277,371	$15,000	$20,941,000	$(51,000)	$(11,222,000)	$9,683,000

Issuance of common stock options and warrants for services			247,000			247,000

Amortization				5,000		5,000

Net loss	-	-	-	-	(2,066,000)	(2,066,000)
Balance - March 31, 2001	15,277,371	$15,000	$21,188,000	$(46,000)	$(13,288,000)	$7,869,000

See notes to consolidated financial statements.

AXONYX INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net Loss	$(2,066,000)	$(905,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,000	1,000

Common stock warrants and options issued for services	252,000	293,000
Changes in:
Other current assets	(81,000)	-
Security deposits	-	(30,000)
Accrued expenses and deferred revenue	(474,000)	(244,000)
Net cash used in operating activities	(2,366,000)	(885,000)

Cash flows from investing activities:
Purchase of equipment	(8,000)	(10,000)
Net cash used in investing activities	(8,000)	(10,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	-	4,159,000
Net cash provided by financing activities	-	4,159,000
Net (decrease)/increase in cash and cash equivalents	(2,374,000)	3,264,000
Cash and cash equivalents at beginning of period	10,363,000	5,409,000
Cash and cash equivalents at end of period	$7,989,000	$8,673,000

See notes to consolidated financial statements.

AXONYX INC.

Notes to Consolidated Financial Statements
March 31, 2001

(1)  Financial Statement Presentation

The unaudited consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-KSB filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY’S REPORT ON THIS FORM 10-Q AND IN OTHER PUBLIC FILINGS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

             The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing in Part I Item 1.

             Axonyx Inc. is engaged in the business of acquiring and developing novel post-discovery central nervous system (CNS) drug candidates, primarily in the areas of memory and cognition. Axonyx acquires patent rights to CNS pharmaceutical compounds it believes may have significant potential market impact and works to advance the compounds through clinical development towards regulatory approval. Axonyx has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s Disease (AD), Mild Cognitive Impairment, and related diseases. Axonyx has also acquired patent rights to a fourth class of potential therapeutic compounds designed for the treatment of prion related diseases. Axonyx licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA). Axonyx has an ongoing research relationship with the NIA.

             Axonyx out-sources much of its preclinical research and development, utilizing contracting research organizations. In addition Axonyx is funding a researcher at the NIA’s laboratories. Axonyx has entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS is undertaking research on certain of Axonyx’s licensed technologies. In addition, Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia) and is sponsoring research on potential pharmaceutical compounds named Gilatides designed to enhance memory and cognition at Thomas Jefferson University. Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their potential production, commercialization and marketing. Axonyx itself does not currently maintain any laboratory or research premises.

             Axonyx’s current business strategy is to pursue the development of four different types of pharmaceutical products for the treatment of AD, a diagnostic test for AD, and a pharmaceutical product for prion-related diseases. The AD targeted approaches include: (1) Phenserine, a potent inhibitor of acetylcholinesterase, (2) a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds, the best studied of which is Phenethylnorcymserine, (3) potential compounds based on the Gilatide technology and, (4) through its sublicense with ARS, a subsidiary of Serono, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD. Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia). Through its sublicense with Axonyx, ARS is conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

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

             On May 2, 2000, ARS, a wholly owned subsidiary of Serono exercised its right to license certain of Axonyx’s patent rights under the Development Agreement and Right to License signed with Axonyx in May of 1999. Axonyx and ARS finalized the definitive license agreement under which ARS has acquired exclusive worldwide patent rights to Axonyx’s AIP and PIP technology, which license became effective September 15, 2000. Under the definitive Licensing Agreement, ARS has continued the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement. We cannot assure you that additional revenues from patent licensing or research and development contracts will be generated in fiscal year 2001.

             On October 1, 1999 Axonyx Inc. signed a Sponsored Research Agreement with the University of Melbourne (Australia). Under the Agreement, Axonyx commits to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s Disease. Axonyx is funding this research for a three-year period ending October 1, 2002 for approximately $60,000 per year. Each party will equally own any new resulting intellectual property as tenants in common. Axonyx is also paying the expenses and fees associated with the filing and prosecution of any patent applications covering the intellectual property resulting from the research project. In addition, the University of Melbourne granted Axonyx an option to acquire an exclusive worldwide license to the intellectual property or patent resulting from the research project, and to an existing patent application covering an Alzheimer’s Disease diagnostic test on basic licensing terms outlined in the Sponsored Research Agreement.

RESULTS OF OPERATIONS

             For the three months ended March 31, 2001, Axonyx realized no revenue as compared to $63,000 for the three months ended March 31, 2000.

             For the three months ended March 31, 2001, Axonyx incurred a loss from operations of $2,164,000 compared to a loss from operations of $947,000 for the three months ended March 31, 2000. Axonyx expects to incur additional losses for the foreseeable future.

             For the three months ended March 31, 2001, Axonyx incurred research and development costs of $1,229,000 compared to $684,000 for the three months ended March 31, 2000. The increase is due primarily to the costs of ongoing Phase II clinical trials for Phenserine as well as the cost of insurance related to the Phase II clinical trials.

             For the three months ended March 31, 2001, Axonyx incurred general and administrative costs of $935,000 compared to $326,000 for the three months ended March 31, 2000. The increase is due primarily to non-cash charges related to the granting of warrants to certain consultants, a one time Nasdaq National Market listing fee and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 2001, Axonyx had $7,989,000 in cash and cash equivalents. Axonyx does not have any available lines of credit. Since inception Axonyx has financed its operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

             On October 25, 2000, Axonyx entered into a $25 million equity line arrangement and, in connection therewith, executed and delivered a Common Stock Underwriting Agreement with Ramius Securities, LLC and a Standby Purchase Agreement with Ramius Capital Group, LLC.Pursuant to the equity line arrangement, from time to time during the two year period ending October 2002, Axonyx may, in its sole discretion and subject to certain trading conditions, sell shares of common stock through Ramius Securities, LLC. Offers and sales of common stock by Axonyx under the equity line would be registered with the Securities and Exchange Commission.

             Axonyx believes that it has sufficient capital resources to finance Axonyx’s plan of operation at least through December 2001. Axonyx is pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for Axonyx. However, we cannot assure you that Axonyx will generate sufficient additional capital or revenues, if any, to fund its operations beyond December 31, 2001, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

SUBSEQUENT EVENTS

             On April 1, 2001 Axonyx entered into a Research Agreement with Thomas Jefferson University under which Axonyx agreed to fund a Gilatide Research Program for two years at an annual cost of $125,000 per year. The research program concerns a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition. In addition, Thomas Jefferson University granted Axonyx an option, based on agreed basic licensing terms, to acquire from the University a world wide exclusive license to a patent application pertaining to the Gilatide technology and to any invention arising out of the research program.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

             Axonyx has foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands. Axonyx had foreign exchange losses for the first quarter of 2001 in the amount of $29,000. In the future Axonyx intends to limit its exposure to foreign currency risk by reducing the balances of its foreign currency accounts. However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risks.

             Axonyx considers its investments in money market accounts, short term commercial paper and time deposits as cash and cash equivalents. The carrying values of these investments approximate fair value because of the short maturities (of three months or less) of these instruments and accounts. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

             Axonyx does not enter into or trade derivatives or other financial instruments or conduct any other hedging activities.

PART II -  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

             On January 4, 2001, Axonyx granted a warrant to purchase 100,000 shares of common stock exercisable at $7.12 per share to Stonegate Securities, Inc. as partial compensation under the terms of an Investment Banking Letter Agreement signed with Stonegate Securities on the same date. The grant of the warrant was subject to a vesting schedule as follows: 33,000 shares vesting immediately, 33,000 shares vesting on April 1, 2001 and 34,000 shares vesting on June 1, 2001. On April 25, 2001, Axonyx gave Stonegate 30 days notice of termination of the Investment Banking Letter Agreement, and consequently the final tranche of 34,000 shares were not vested.

             On February 13, 2001 Axonyx granted a warrant to purchase 48,000 shares of common stock to SmallCaps Online Group LLC exercisable at $6.81 per share as partial compensation under the terms of an Investor Relations Agreement signed on the same date. The warrant is subject to a vesting schedule under which 4,000 shares vest on a monthly basis, with 1,000 vesting immediately.

             These grants were made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

             (a)         The following exhibits are filed as part of this report:

                           10.1*    Research Agreement Between Thomas Jefferson University and Axonyx Inc. dated as of April 1, 2001.

             (b)        Axonyx did not file any reports on Form 8-K during the quarter ended March 31, 2001.

* Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 11, 2001.	AXONYX INC.

By: /s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

By: /s/ Michael M. Strage
Michael M. Strage
Treasurer (Principal Financial and Accounting Officer)