Form 10-Q
period 2001-06-30
AXONYX INC
filed 2001-08-13
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-25571

AXONYX INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0883978

(State or other jurisdiction	(I.R.S. Employer or Identification No.)
of incorporation or organization)

825 Third Avenue, 40th Floor, New York, New York	10022

(Address of principal executive offices)	(Zip Code)

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

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  15,277,371 shares of common stock as of August 10, 2001.

AXONYX INC.

AXONYX INC.

Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2001	2000

	(unaudited)

Current Assets:
Cash and cash equivalents	$6,052,000	$10,363,000
Other	54,000	-

Total current assets	6,106,000	10,363,000

Equipment, net	59,000	52,000

Other assets
Security deposit	42,000	42,000

	$6,207,000	$10,457,000

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$458,000	$774,000

Total liabilities	458,000	774,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 15,277,371shares issued and outstanding	15,000	15,000
Additional paid-in capital	21,377,000	20,941,000
Unearned compensation - stock/options	(41,000)	(51,000)
Accumulated deficit	(15,602,000)	(11,222,000)

Total stockholders' equity	5,749,000	9,683,000

Total liabilities and stockholders' equity	$6,207,000	$10,457,000

AXONYX INC.

Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue	$-	$41,000	$-	$104,000

Costs and expenses:
Research and development	1,620,000	787,000	2,849,000	1,471,000
General and administrative	777,000	1,356,000	1,712,000	1,682,000

	2,397,000	2,143,000	4,561,000	3,153,000

Loss from operations	(2,397,000)	(2,102,000)	(4,561,000)	(3,049,000)

Foreign exchange	(6,000)		$(35,000)
Investment Income	89,000	97,000	216,000	139,000

Net loss	$(2,314,000)	$(2,005,000)	$(4,380,000)	$(2,910,000)

Net loss per common share	$(0.15)	$(0.14)	$(0.29)	$(0.20)

Weighted average shares basic and diluted	15,277,371	14,631,684	15,277,371	14,233,357

AXONYX INC.

Consolidated Statement of Changes in Stockholders' Equity
(unaudited)

					Deficit
	Number		Additional		During	Total
	of		Paid-in	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Equity

Balance - December 31, 2000	15,277,371	$15,000	$20,941,000	$(51,000)	$(11,222,000)	$9,683,000

Issuance of common stock options and warrants for services			436,000			436,000

Amortization				10,000		10,000

Net Loss	-	-	-	-	(4,380,000)	(4,380,000)

Balance - June 30, 2001	15,277,371	$15,000	$21,377,000	$(41,000)	$(15,602,000)	$5,749,000

AXONYX INC.

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,
	2001	2000

Cash flows from operating activities:
Net Loss	$-	$(2,910,000)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of unearned compensation	-	1,131,000
Cost of services paid with common stock	-	138,000
Depreciation	-	2,000
Changes in:
other assets	-	(54,000)
accrued expenses and other current liabilities	-	(86,000)

Net cash used in operating activities	-	(1,779,000)

Cash flows from investing activities:
Purchase of equipment	-	(13,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	-	7,647,000

Net cash provided by financing activities	-	7,647,000

Net (decrease) increase in cash and cash equivalents	-	5,855,000
Cash and cash equivalents at beginning of period	10,363,000	5,409,000

Cash and cash equivalents at end of period	$10,363,000	$11,264,000

AXONYX INC.

Notes to Consolidated Financial Statements
June 30, 2001

(1)  Financial Statement Presentation

The unaudited consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  Certain prior year amounts have been reclassified to conform with current year presentation.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-KSB filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY’S REPORT ON THIS FORM 10-Q AND IN OTHER PUBLIC FILINGS.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

             The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing in Part I, Item 1.

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

             Axonyx out-sources much of its preclinical research and development, utilizing contracting research organizations.  In addition Axonyx is funding a researcher at the NIA’s laboratories.  Axonyx has entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS is undertaking research on certain of Axonyx’s licensed technologies.  In addition, Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia) and is sponsoring research at Thomas Jefferson University on a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition.  Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their potential production, commercialization, and marketing.  However, we cannot assure you that we will be successful in establishing these relationships.  Axonyx itself does not currently maintain any laboratory or research premises.
             Axonyx’s current business strategy is to pursue the development of four different types of pharmaceutical products for the treatment of AD, a diagnostic test for AD, and a pharmaceutical product for prion-related diseases.  The AD targeted approaches include:

(1)	Phenserine, an inhibitor of acetylcholinesterase;

(2)	a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds, the best studied of which is Phenethylnorcymserine;

(3)	potential compounds based on the Gilatide technology; and

(4)	through its sublicense with ARS, a subsidiary of Serono, which is described in greater detail below, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia).  Through the sublicense with ARS, Serono is conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

             On October 1, 1999, Axonyx Inc. signed a Sponsored Research Agreement with the University of Melbourne (Australia).  Under the agreement, Axonyx committed to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s Disease.  Axonyx is funding this research for a three-year period ending October 1, 2002 for approximately $60,000 per year.  Each party will equally own any new resulting intellectual property as tenants in common.  Axonyx is also paying the expenses and fees associated with the filing and prosecution of any patent applications covering the intellectual property resulting from the research project.  In addition, the University of Melbourne granted Axonyx an option to acquire an exclusive worldwide license to the intellectual property or patent resulting from the research project, and to an existing patent application covering an Alzheimer’s Disease diagnostic test, in each case, on licensing terms outlined in the Sponsored Research Agreement.

             On May 2, 2000, ARS, a subsidiary of Serono, exercised its right to license certain of Axonyx’s patent rights under the Development Agreement and Right to License signed with Axonyx in May of 1999.  Under that agreement, ARS paid Axonyx a $250,000 non-refundable fee for the right to license.  Pursuant to the resulting License Agreement, which became effective on September 15, 2000, ARS acquired exclusive worldwide patent rights to Axonyx’s AIP and PIP technologies.  Furthermore, ARS has continued the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement and Right to License.  We cannot assure you that additional revenues from patent licensing or that revenue from research and development contracts will be generated in fiscal year 2001.
             Upon the execution of the License Agreement with ARS on September 15, 2000, Axonyx generated $1.5 million of revenue in the form of an up-front license fee.  Axonyx may generate additional revenues from ARS if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2001 or at all.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market giving rise to royalty payments, or that additional revenues from patent licensing will be generated.

             On April 1, 2001, Axonyx entered into a Research Agreement with Thomas Jefferson University under which Axonyx agreed to fund a Gilatide Research Program for two years at a cost of $125,000 per year.  The research program concerns a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition.  In addition, Thomas Jefferson University granted Axonyx an option to acquire from the University a worldwide exclusive license to a patent application pertaining to the Gilatide technology and to any invention arising out of the research program.

RESULTS OF OPERATIONS

             For the three months and six months ended June 30, 2001, the Company realized no revenue as compared to revenue realized during the three months and six months ended June 30, 2000 in the amount of $41,000 and $104,000, respectively.  The revenue in 2000 was due to the recognition of revenue in connection with the Development Agreement and Right to License with ARS.

             For the three months ended June 30, 2001, the Company incurred a loss from operations of $2,397,000 compared to a loss from operations of $2,102,000 for the three months ended June 30, 2000.  The Company incurred a loss from operations of $4,561,000 for the six months ended June 30, 2001 as compared to a loss from operations of $3,049,000 for the six months ended June 30, 2000.  The increased losses result from additional research and development costs associated with the ongoing Phase II clinical trials for Phenserine.  The Company expects to incur additional losses for the foreseeable future.

             For the three months ended June 30, 2001, the Company incurred research and development costs of $1,620,000 as compared to $787,000 for the three months ended June 30, 2000.  The Company incurred research and development costs of $2,849,000 for the six months ended June 30, 2001 as compared to $1,471,000 for the six months ended June 30, 2000.  The increase is due primarily to increased costs related to the ongoing Phase II clinical trials for Phenserine.

             For the three months ended June 30, 2001, the Company incurred general and administrative costs of $777,000 as compared to $1,356,000 for the three months ended June 30, 2000.  General and administrative costs were $1,712,000 for the six months ended June 30, 2001 as compared to $1,682,000 for the six months ended June 30, 2000.  The decrease for the quarter is due to lower charges related to options granted to consultants.  For the year to date, the increased costs of $30,000 resulted from a one time Nasdaq National Market listing fee, an increase in professional fees, and increased investor relations costs offset in part by a decrease in charges related to options granted to consultants.
LIQUIDITY AND CAPITAL RESOURCES

             As of June 30, 2001, the Company had $6,052,000 in cash and cash equivalents.  The Company does not have any available lines of credit.  Since inception, the Company has financed its operations through private placements of equity securities, the exercise of common stock purchase warrants, interest income, licensing revenues, and from loans from a stockholder.

             On October 25, 2000, the Company entered into a $25 million equity line arrangement and, in connection therewith, executed and delivered a Common Stock Underwriting Agreement with Ramius Securities, LLC and a Standby Purchase Agreement with Ramius Capital Group, LLC.  There are conditions and limitations on the obligations of Ramius Securities, LLC, the underwriter, and Ramius Capital Group, LLC, the investor, with respect to the issuance and sale of our common stock.  In particular, the underwriter's and investor's obligations are subject to certain share price and trading volume limitations which could curtail the number of shares of common stock they are obligated to sell or purchase, as the case may be, regardless of the number of shares of common stock we request to be sold.  Under current market circumstances, where the average trading price has been less than $6.55 per share, the underwriter and the investor have no obligation to sell or purchase our common stock, even if we request them to do so.  We cannot assure you that we will be eligible to use the equity line arrangement in the future.

             The Company estimates that it currently has sufficient capital resources to meet its budgetary needs through June 2002.  However, there can be no assurance that the Company will generate sufficient revenues, if any, to fund its operations beyond June 2002, or that any potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

             The Company expects to incur substantial operating losses for at least the next several years.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that the Company has realized to date has been fees totaling $1.75 million paid by ARS, as described above.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.
             The Company’s drug development programs and the potential commercialization of our drug candidates require substantial working capital, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies, clinical trials of drug candidates, payments to our licensors and potential commercial launch of our drug candidates.  Our future working capital needs will depend on many factors, including:

•	the progress and magnitude of our drug development programs;
•	the scope and results of preclinical testing and clinical trials;
•	the cost, timing and outcome of regulatory reviews;
•	the costs under current and future license and option agreements for our drug candidates, including the costs of obtaining and maintaining patent protection for our drug candidates;
•	the costs of acquiring any additional drug candidates;
•	the rate of technological advances;
•	the commercial potential of our drug candidates;
•	the magnitude of our administrative and legal expenses including office rent; and
• the costs of establishing third party arrangements for manufacturing.

             We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings to fund our operations.  We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, or to enter into new collaborative arrangements on terms that are not favorable to us.  These collaborative arrangements could result in the transfer to third parties of rights that we consider valuable.  In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

             Axonyx has foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  Axonyx had foreign exchange losses for the three months and six months ended June 30, 2001 in the amount of $6,000 and $29,000, respectively.  Axonyx has limited its exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risks.

             Axonyx considers its investments in money market accounts, short term commercial paper and time deposits as cash and cash equivalents.  The carrying values of these investments approximate fair value because of the short maturities (three months or less) of these instruments and accounts.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

             Axonyx does not enter into or trade derivatives or other financial instruments or conduct any other hedging activities.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

             Axonyx held its 2001 Annual Meeting of Stockholders on June 14, 2001.  At the meeting, each of the six incumbent directors of the Company was re-elected and an additional director, Gosse B. Bruinsma, M.D., who was nominated by the Company, was elected to the Board of Directors.  Each of Albert D. Angel, Michael R. Espey, Michael Strage, and Christopher Wetherhill received 11,211,171 votes for, 0 votes against, and 1,225 abstentions.  Abraham E. Cohen received 11,210,971 votes for, 200 votes against, and 1,225 abstentions.  Gosse B. Bruinsma, M.D. received 11,210,971 votes for, 200 votes against, and 1,225 abstentions.  Marvin S. Hausman, M.D. received 11,107,022 votes for, 104,149 votes against, and 1,225 abstentions.  The appointment of Richard A. Eisner & Co., LLP, independent certified accountants, as the Company’s auditors was ratified.  The ratification of the auditors was approved by a vote of 11,200,601 votes for, 925 votes against, and 10,870 abstentions.

Item 5.  Other Information

             Michael M. Strage, our Vice President, Chief Administrative Officer and director, and Michael R. Espey, our Vice President, General Counsel and director, have informed us that, in order to undertake a limited diversification of their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their respective positions with our company, they have established written selling plans in accordance with SEC Rule 10b5-1.  On June 13, 2001, selling plans were approved in accordance with our insider trading policy for Mr. Strage and Mr. Espey to allow them to gradually liquidate a small portion of their holdings of our common stock (up to 3.36% of their holdings).  Under the terms of the selling plans, weekly sales of shares were scheduled to commence the week of July 16, 2001 and to continue for a 24 week period.  The selling plans provide for a formula under which sales will occur on a certain day every week in a maximum amount of 350 shares per week per plan.  The formula for determining how many shares will be sold on any given trading date involves a minimum sales price of $5.00 per share and certain volume restrictions.  Since the selling plans were put into effect, neither Mr. Strage nor Mr. Espey has any control over the timing or magnitude of sales under the plans.  To date, no sales of shares have been made under either selling plan due to the minimum sales price restriction.

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

None.

(b)	Axonyx did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 10, 2001.

AXONYX INC.

	By:	/s/ Marvin S. Hausman, M.D.

Marvin S. Hausman, M.D.

	By:	/s/ Michael M. Strage

Michael M. Strage
Treasurer (Principal Financial and Accounting Officer)