Form 10-Q/A
period 2001-06-30
AXONYX INC
filed 2001-08-15
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25571

AXONYX INC.
(Exact name of registrant as specified in its charter)

NEVADA	86-0883978

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

825 THIRD AVENUE, 40TH FLOOR, NEW YORK, NEW YORK	10022

(Address of principal executive offices)	(Zip Code)

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
Yes☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  15,277,371 shares of common stock as of August 14, 2001.

AXONYX INC.

AXONYX INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$6,052,000	$10,363,000
Other	54,000	-

Total current assets	6,106,000	10,363,000

Equipment, net	59,000	52,000

Other assets
Security deposit	42,000	42,000

	$6,207,000	$10,457,000

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$458,000	$774,000

Total liabilities	458,000	774,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 15,277,371shares issued and outstanding	15,000	15,000
Additional paid-in capital	21,377,000	20,941,000
Unearned compensation - stock/options	(41,000)	(51,000)
Accumulated deficit	(15,602,000)	(11,222,000)

Total stockholders' equity	5,749,000	9,683,000

Total liabilities and stockholders' equity	$6,207,000	$10,457,000

AXONYX INC.

Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue	$-	$41,000	$-	$104,000

Costs and expenses:
Research and development	1,620,000	787,000	2,849,000	1,471,000
General and administrative	777,000	1,356,000	1,712,000	1,682,000

	2,397,000	2,143,000	4,561,000	3,153,000

Loss from operations	(2,397,000)	(2,102,000)	(4,561,000)	(3,049,000)

Foreign exchange	(6,000)		$(35,000)
Investment Income	89,000	97,000	216,000	139,000

Net loss	$(2,314,000)	$(2,005,000)	$(4,380,000)	$(2,910,000)

Net loss per common share	$(0.15)	$(0.14)	$(0.29)	$(0.20)

Weighted average shares basic and diluted	15,277,371	14,631,684	15,277,371	14,233,357

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

AXONYX INC.

Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net Loss	$(4,380,000)	$(2,910,000)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of unearned compensation	10,000	1,131,000
Cost of services paid with common stock	436,000	138,000
Depreciation	5,000	2,000
Changes in:
other assets	(54,000)	(54,000)
accrued expenses and other current liabilities	(316,000)	(86,000)

Net cash used in operating activities	(4,299,000)	(1,779,000)

Cash flows from investing activities:
Purchase of equipment	(12,000)	(13,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	–	7,647,000

Net cash provided by financing activities	–	7,647,000

Net (decrease) increase in cash and cash equivalents	(4,311,000)	5,855,000
Cash and cash equivalents at beginning of period	10,363,000	5,409,000

Cash and cash equivalents at end of period	$6,052,000	$11,264,000

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

Dated August 14, 2001.

AXONYX INC.

	By:	/s/ Marvin S. Hausman, M.D.

Marvin S. Hausman, M.D.
President and Chief Executive Officer

	By:	/s/ Michael M. Strage

Michael M. Strage
Treasurer (Principal Financial and Accounting Officer)