Form 10-Q
period 2001-09-30
AXONYX INC
filed 2001-11-14
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  15,277,371 shares of common stock as of November 12, 2001.

AXONYX INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AXONYX INC

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,381,000	$10,363,000
Other	28,000	-

Total current assets	4,409,000	10,363,000

Equipment, net	55,000	52,000

Security deposits	42,000	42,000

	$4,506,000	$10,457,000

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$979,000	$774,000
	979,000	774,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 15,277,371 shares issued and outstanding.	15,000	15,000
Additional paid-in capital	21,474,000	20,941,000
Unearned compensation - stock/options	(35,000)	(51,000)
Accumulated deficit	(17,927,000)	(11,222,000)

Total stockholders' equity	3,527,000	9,683,000

	$4,506,000	$10,457,000

See notes of the consolidated financial statements.

AXONYX INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Revenue	$-	$-	$-	$104,000

Costs and expenses:
Research and development	1,693,000	668,000	4,542,000	2,151,000
General and administrative	694,000	585,000	2,406,000	2,254,000
	2,387,000	1,253,000	6,948,000	4,405,000

Loss from operations	(2,387,000)	(1,253,000)	(6,948,000)	(4,301,000)

Foreign exchange	$9,000	$(14,000)	$(26,000)	$(14,000)
Investment Income	53,000	179,000	269,000	319,000

Net loss	$(2,325,000)	$(1,088,000)	$(6,705,000)	$(3,996,000)

Net loss per common share	$(0.15)	$(0.07)	$(0.44)	$(0.27)

Weighted average shares basic and diluted	15,277,371	15,269,544	15,277,371	14,582,548

See notes of the consolidated financial statements.

AXONYX INC.

Consolidated Statement of Changes in Stockholders' Equity

(unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2000	15,277,371	$15,000	$20,941,000	$(51,000)	$(11,222,000)	$9,683,000

Issuance of common stock optionsand warrants for services			533,000			533,000

Amortization				16,000		16,000

Net Loss	-	-	-	-	(6,705,000)	(6,705,000)

Balance - September 30, 2001	15,277,371	$15,000	$21,474,000	$(35,000)	$(17,927,000)	$3,527,000

See notes of the consolidated financial statements.

AXONYX INC.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2001	2000

Cash flows from operating activities:
Net Loss	$(6,705,000)	$(3,996,000)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of unearned compensation	16,000	1,357,000
Cost of services paid with common stock	533,000	138,000
Depreciation	12,000	4,000
Changes in:
other assets	(28,000)	(70,000)
Accounts payable and accrued expenses	205,000	(389,000)

Net cash used in operating activities	(5,967,000)	(2,956,000)

Cash flows from investing activities:
Purchase of equipment	(15,000)	(17,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	-	7,746,000
Net cash provided by financing activities	-	7,746,000

Net increase in cash and cash equivalents	(5,982,000)	4,773,000

Cash and cash equivalents at beginning of period	10,363,000	5,409,000

Cash and cash equivalents at end of period	$4,381,000	$10,182,000

See notes of the consolidated financial statements.

AXONYX INC.

Notes to Consolidated Financial Statements

September 30, 2001

(1) Financial Statement Presentation

The unaudited consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  Certain prior year amounts have been reclassified to conform with current year presentation.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-KSB filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

RESULTS OF OPERATIONS

For the three months and nine months ended September 30, 2001, the Company realized no revenue as compared to revenue realized during the three months and nine months ended September 30, 2000 in the amount of $0.00 and $104,000, respectively.  The revenue in 2000 was due to the recognition of revenue in connection with the Development Agreement and Right to License with ARS.

For the three months ended September 30, 2001, the Company incurred a loss from operations of $2,387,000 compared to a loss from operations of $1,253,000 for the three months ended September 30, 2000.  The Company incurred a loss from operations of $6,948,000 for the nine months ended September 30, 2001 as compared to a loss from operations of $4,301,000 for the nine months ended September 30, 2000.  The increased losses result from additional research and development costs associated with the Phase II clinical trials for Phenserine.  The Company expects to incur additional losses for the foreseeable future.

For the three months ended September 30, 2001, the Company incurred research and development costs of $1,693,000 as compared to $668,000 for the three months ended September 30, 2000.  The Company incurred research and development costs of $4,542,000 for the nine months ended September 30, 2001 as compared to $2,151,000 for the nine months ended September 30, 2000.  The increase is due primarily to increased costs related to the Phase II clinical trials for Phenserine.

For the three months ended September 30, 2001, the Company incurred general and administrative costs of $694,000 as compared to $585,000 for the three months ended September 30, 2000.  General and administrative costs were $2,406,000 for the nine months ended September 30, 2001 as compared to $2,254,000 for the nine months ended September 30, 2000.  The increase costs for the quarter is due to an increase in investor relations and professional fees offset in part by lower charges related to options granted to consultants.  For the year to date, the increased costs of $152,000 resulted from a one time Nasdaq National Market listing fee, an increase in professional fees, and increased investor relations costs offset in part by a decrease in charges related to options granted to consultants.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had $4,381,000 in cash and cash equivalents.  The Company does not have any available lines of credit.  Since inception, the Company has financed its operations through private placements of equity securities, the exercise of common stock purchase warrants, interest income, licensing revenues, and from loans from a stockholder.

On October 25, 2000, the Company entered into a $25 million equity line arrangement and, in connection therewith, executed and delivered a Common Stock Underwriting Agreement with Ramius Securities, LLC and a Standby Purchase Agreement with Ramius Capital Group, LLC.  There are conditions and limitations on the obligations of Ramius Securities, LLC, the underwriter, and Ramius Capital Group, LLC, the investor, with respect to the issuance and sale of our common stock.  In particular, the underwriter's and investor's obligations are subject to certain share price and trading volume limitations which could curtail the number of shares of common stock they are obligated to sell or purchase, as the case may be, regardless of the number of shares of common stock we request to be sold.  Under current market circumstances, where the average trading price has been less than $6.55 per share, the underwriter and the investor have no obligation to sell or purchase our common stock.  We cannot assure you that we will be eligible to use the equity line arrangement in the future.

Based on its current budget projections, the Company estimates that it currently has sufficient capital resources to meet its budgetary needs through September 2002.  However, there can be no assurance that the Company will generate sufficient revenues, if any, to fund its operations beyond September 2002, or that any potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings to fund our operations.  We anticipate that we will need to raise additional funds prior to commencing any new clinical trials.  We may not be able to obtain adequate financing to fund our operations, including any new clinical trials, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, or to enter into new collaborative arrangements on terms that are not favorable to us.  These collaborative arrangements could result in the transfer to third parties of rights that we consider valuable.  In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risks.

Axonyx has foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  Axonyx had net foreign exchange gains for the three months ended September 30, 2001 in the amount of $9,000 and net foreign exchange losses for the nine months ended September 30, 2001 in the amount of $26,000.  Axonyx has limited its exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risks.

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

PART II – OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

(a)           The following exhibits are filed as part of this report:

None.

(b)           Axonyx did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 12, 2001.
AXONYX INC.

	By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

	By:	/s/ Michael M. Strage
Michael M. Strage
Treasurer (Principal Financial and Accounting Officer)