Form 10-K
period 2001-12-31
AXONYX INC
filed 2002-03-28
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number  000-25571

AXONYX INC.

(Exact name of small business issuer in its charter)

NEVADA	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	(212) 688-4770

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK $0.001 PAR VALUE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The Registrant estimates that the aggregate market value of its Common Stock on March 15, 2002, based on the closing price shown on the Nasdaq National Market on that date, held by its non-affiliates was approximately $40,740,996.

The number of shares of Common Stock, par value $0.001, of the Registrant outstanding as of March 27, 2002, was 17,247,371 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PART I

Item 1.                    Business.

GLOSSARY

acetylcholinesterase – an enzyme that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body.  Acetylcholine is a chemical substance that sends signals between nerve cells (called neurotransmission) and is therefore called a neurotransmitter.  Neurotransmitters are secreted by neurons (nerve cells) into the space between neurons called the synapse.  Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition.  Acetylcholinesterase is the enzyme present in the synapse that degrades acetylcholine.

analog – one of a series of chemical substances of similar chemical structure.

amyloid plaque – amyloid proteins involved in Alzheimer’s Disease and other diseases of amyloidosis aggregate into insoluble fibrils that are deposited in amyloid plaques in the brains of Alzheimer’s patients.

beta amyloid precursor protein – this protein (known as beta-APP) is encoded on chromosome 21 and is present in the cell wall of numerous cells within the body including nerve cells of the brain.  Beta-amyloid protein is derived from this larger protein.

beta-amyloid protein – one of more than a dozen types of amyloid proteins found in the body, beta amyloid is normally present in the brain of healthy individuals in small quantities.  Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in Alzheimer’s Disease and Down’s Syndrome.  In Alzheimer’s Disease, the beta-amyloid protein undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain.

beta-sheet breaker peptide – a molecule composed of naturally occurring amino acids, the building blocks of proteins, that is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that forms plaques.

butyrylcholinesterase – an enzyme that is normally found widely in the body.  Its function in the central nervous system remains to be fully understood.  Amongst other roles, it degrades acetylcholine, a primary neurotransmitter in the brain.  Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from Alzheimer’s Disease.  This enzyme also functions to degrade a number of drugs and natural products and is involved in their elimination from the body.

cholinergic system – is also called the parasympathetic nervous system; it is involved in nerve transmission related to memory and cognition, as well as the involuntary functioning of major organs such as the heart, lungs and gastrointestinal system.

cortically-projecting neurons – these are the nerve cells that connect the mid-brain to the cortical areas in the front part of the brain where nerve cells involved in memory and cognition are concentrated.  In Alzheimer’s Disease, the loss of these connecting nerve cells result in a reduction in the amount of the neurotransmitter acetylcholine, and the loss of mental capacity or cognition.

neuroblastoma cell cultures – these are a type of cell derived from the human brain that can be grown in containers in the lab (in vitro) where they are able to reproduce and carry out many activities as if they were residing in the brain, including the synthesis and secretion of proteins such as the beta-amyloid protein which, in the human brain, can form plaques.  A neuroblastoma cell culture is used to study brain cell function in a simple in vitro system, which allows testing of the ability of drugs to prevent the formation of the beta-amyloid precursor protein and secretion of beta amyloid.

prion – is a contraction of the descriptive term, proteinaceous infectious proteins.  Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein and the infectious form can cause degenerative brain diseases.

prion-related diseases – these are degenerative diseases of the brain that are thought to be caused by an infectious protein called a prion.  Such diseases include Creutzfeldt Jakob Disease, new variant (nvCJD) in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep.

transdermal formulation – a formulation refers to the mixture of chemical substances used to promote the absorption of a drug.  A formulation that promotes the absorption of a drug from the skin is called a transdermal formulation (a skin patch).

TABLE OF CONTENTS

A.	Axonyx – Introduction
B.	Business Strategy
C.	Axonyx Drug Development Programs
D.	Out-Licensed Technology
E.	Competition
F.	Government Regulation
G.	Strategic Alliances
H.	Marketing and Sales
I.	Patents, Trademarks, and Copyrights
J.	Employees

A.            Axonyx – Introduction

Axonyx Inc. is a biopharmaceutical company engaged in the business of acquiring and developing central nervous system (CNS) drug candidates, primarily in the areas of memory and cognition.  Axonyx acquires patent rights to CNS pharmaceutical compounds that it believes may have significant potential market impact and works to advance the compounds through pre-clinical and clinical development towards regulatory approval.  Axonyx has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s Disease (AD), Mild Cognitive Impairment (MCI), and related diseases.  Axonyx has also acquired patent rights to a fourth class of potential therapeutic compounds designed for the treatment of prion related diseases.  Axonyx licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA).

Axonyx’s most advanced drug candidate, Phenserine, is an acetylcholinesterase inhibitor designed for the treatment of AD, with possible application to the treatment of MCI and related memory diseases.  Axonyx has sublicensed its Amyloid Inhibitory Peptides designed for the treatment of AD and Prion Inhibitory Peptides designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant to Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., a Swiss biopharmaceutical company.

In December 2000 Axonyx incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands.  Gosse Bruinsma, M.D., currently the Chief Operating Officer and Treasurer of Axonyx, was appointed the President of Axonyx Europe BV.  Axonyx Europe explores out-licensing opportunities for Axonyx’s licensed technologies in Europe and other areas outside the United States, facilitates communication with Axonyx’s European shareholders, and may assist in organizing and administering future potential pre-clinical and clinical research in Europe.  Axonyx Europe has established a Scientific Advisory Board to assist in clinical protocol design as well as the identification of novel CNS technology and products for potential licensing.

Axonyx’s executive offices are located at 825 Third Avenue, 40th Floor, New York, New York 10022, telephone number (212) 688-4770.  It also maintains offices at 1001 4th Avenue Plaza, Suite 3228, Seattle, Washington 98154, telephone number (206) 340-0211, at 200 Hurlbutt St., Wilton, Connecticut 06897, telephone number (203) 762-2097, and at 4041 State Highway 14, Stevenson, Washington 98648, telephone number (509) 427-5132.  Axonyx Europe BV maintains an office at Bilderdijkstraat 9, 2311 XD Leiden, The Netherlands, telephone number (31) 71 589 3463.

Axonyx’s fiscal year end is December 31.

B.            Business Strategy

Axonyx’s business strategy is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further out-sourced research and development, specifically preclinical and clinical testing towards regulatory approval; (3) market its drugs through licensing agreements with major pharmaceutical companies; and (4) work to develop promising compounds utilizing contract research organizations and collaborations with third parties such as its current licensor at the NIA, and through corporate ventures with companies such as Serono International, S.A., a subsidiary of which signed a License Agreement with Axonyx in October 2000.  Axonyx expects to derive its revenues, if any, from certain up-front and sub-licensing fees, royalties on drug product sales and appropriate milestone payments.

Axonyx’s long term goal is to become a partially integrated pharmaceutical company with capabilities in drug research and development, preclinical and clinical investigation, and regulatory affairs.  As Axonyx itself does not currently maintain any laboratory or research premises, it out-sources its preclinical research and development, utilizing instead such facilities on a contractual or collaborative basis at academic and research institutions, as well as contract research organizations.  Axonyx also utilizes corporate licensing arrangements to further the development of its pharmaceutical assets.  Through Fall 2001, Axonyx funded research in laboratories at the New York University School of Medicine and Axonyx has also funded a researcher at the NIA’s laboratories.  Research is ongoing at Serono International laboratories in Geneva on certain technologies sublicensed by Axonyx to Serono’s subsidiary ARS pursuant to a license agreement.  Pursuant to a Research Agreement with Thomas Jefferson University signed in April of 2001, Axonyx is funding a two year research program concerning a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition.  Axonyx is sponsoring the development of a diagnostic test for AD at the University of Melbourne (Australia).  Axonyx also supports research projects at specific well-regarded institutions such as the Mayo Clinic in Jacksonville, Florida, and the University of Indiana in Indianapolis, Indiana.  Axonyx intends to develop other corporate partnerships with well established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their potential production, commercialization and marketing.

Considering the commercialization infrastructure necessary to effectively market its drug products, Axonyx will seek joint ventures or collaborations with other pharmaceutical companies, both domestically and outside the United States.  Axonyx will seek corporate partners, such as Serono, who will be responsible for all or part of the clinical development, regulatory approval, manufacturing and marketing of the specific drug products.  Under such an arrangement, Axonyx expects to receive certain up-front and sub-licensing fees, milestone payments, and royalties on drug product sales.

C.            Axonyx Drug Development Programs

General

Axonyx is pursuing (1) the development of three different types of licensed pharmaceutical products for the treatment of AD, (2) Gilatide, a potential pharmaceutical compound designed to enhance memory and cognition with potential applications to the treatment of a wide range of memory disorders including AD, (3)  a diagnostic test for AD, and (4) a pharmaceutical product for prion-related diseases.  The three licensed AD pharmaceutical approaches include:  (1) Phenserine, a potent inhibitor of acetylcholinesterase, (2) a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds, the best studied of which are Phenethylnorcymserine (PENC) and Bisnorcymserine, and, (3) through its sublicense with a subsidiary of Serono International, S.A., compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.  ARS, through Serono, is conducting research on the AIP compounds.  Each of these AD-targeted classes of compounds has a different therapeutic mechanism of action and represents innovative platform technology from which additional potential therapeutic and diagnostic agents could be developed.

Axonyx has the option to obtain the exclusive license to two other technologies related to the diagnosis and treatment of AD:  (1) a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition being developed at Thomas Jefferson University and (2) a potential diagnostic test for Alzheimer’s Disease being developed at the University of Melbourne (Australia).  Axonyx is sponsoring the development of the diagnostic test for AD at the University of Melbourne (Australia) and is sponsoring the Gilatide Research Program at Thomas Jefferson University.

Through its sublicense with Axonyx, ARS, at Serono research facilities, is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

Despite the fact that we cannot assure you that the technologies and pharmaceutical compounds that Axonyx is developing will ultimately prove to be profitable, Axonyx will be required to continue to spend substantial capital on research and development in the foreseeable future in order to enhance its proprietary pharmaceutical portfolio, and to seek to acquire new potential products.  New technologies and/or pharmaceutical compounds in the field of AD, Mild Cognitive Impairment, related diseases associated with cognitive impairment, and prion related diseases by other entities could adversely affect the future marketability of Axonyx’s proprietary products.  Consequently, Axonyx will need to continue its funding of research and development of new technologies and pharmaceutical compounds in order to remain competitive.  In fiscal years 1999, 2000 and 2001, Axonyx spent $784,000, $1,635,000 and $3,298,000 respectively, on sponsored and contract research and development of its technologies and pharmaceutical compounds.

Alzheimer’s Disease Overview

Alzheimer’s Disease is a degenerative brain disease that, with individual variations, advances from memory lapses to confusion, personality and behavior changes, communication problems and impaired judgment.  Over the years, AD patients become unable to care for themselves, and the disease eventually leads to death.  It is estimated that more than 4 million Americans and 12 million people worldwide suffer from AD.  Risk factors for the disease include age and family history.  According to the Alzheimer’s Association, one in 10 persons over 65 and half of those over 85 years old are affected by the disease.

While scientists are not certain of the specific causes of Alzheimer’s, scientific discoveries have identified important hallmarks of the disease.  Neurofibrillary tangles within brain nerve cells and extracellular senile plaques in the cholinergic pathways of the brain have been linked to the death of nerve cells in AD patients.  Two schools of thought in the scientific community have been historically divided between those that believe that the neurofibrillary tangles composed of tau protein within the nerve cells are responsible for the disease and those that believe that the senile plaques composed of beta-amyloid protein are the cause.  Recent research indicates that the beta-amyloid plaques are likely to be the primary cause of AD.

According to the most widely accepted theory concerning the cause of AD, there are two important events leading to the formation of beta-amyloid plaques.  The first event involves the abnormal processing of the amyloid precursor protein.  In AD, the amyloid precursor protein (beta-APP) is sequentially cleaved into pieces by two enzymes, creating protein fragments, one of which is the beta-amyloid peptide.  The second key event is the conversion of beta-amyloid into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils).  These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain.  The beta-amyloid protein is a protein normally found in the brain that is over-produced in Alzheimer’s Disease and is considered the toxic agent responsible for neuronal cell death.  There are two strategies for preventing the formation of these amyloid plaques:  (1) preventing the formation of beta-amyloid through the abnormal processing of its parent molecule, beta—APP, and (2) removing beta-amyloid from the brain or preventing its aggregation into plaques.  A third approach to treating AD involves the disassembly of the fibrils constituting existing amyloid plaques.

Alzheimer’s Disease is characterized by increasing cognitive impairment and progressive loss of memory.  These impairments are caused, over time, by a loss of neurons of the cholinergic system of the brain and a loss of cortically-projecting neurons that connect the mid-brain with the cortical areas in the forebrain, particularly affecting brain areas associated with memory and learning.  Under normal healthy conditions, acetylcholine is produced by cholinergic neurons, released to carry messages to other cells, then broken down for reuse.  With

AD, the loss of these cholinergic neurons results in the decreased synthesis and availability of acetylcholine, the neurotransmitter involved in mediating many memory and learning functions.  Acetylcholinesterase is the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus decreasing the availability of this neurotransmitter.  By inhibiting acetylcholinesterase, the amount of available acetylcholine to carry messages between surviving neurons is increased, leading to improvements in memory and cognition.

Recent research suggests that for specific nerve pathways within the brain of AD patients the presence of the enzyme butyrylcholinesterase increases relative to acetylcholinesterase.  Normally these two enzymes coexist throughout the body, with acetylcholinesterase predominating in degrading acetylcholine.  Butyrylcholinesterase is additionally found in many other body tissues and functions to degrade a number of drugs such as codeine.  In the brain of AD patients, as acetylcholinesterase levels gradually fall there is a parallel increase in butyrylcholinesterase levels in specific nerve pathways within the cortex and the hippocampus, areas associated with AD. Like acetylcholinesterase, butyrylcholinesterase degrades acetylcholine at the synaptic gap between neurons, decreasing the availability of this key neurotransmitter.  Research in cell culture studies indicates that the increase in butyrylcholinesterase activity amplifies the toxicity of beta amyloid.  This enzyme was identified as a target for inhibition in AD as it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloid plaques in the brains of AD patients.

The treatment of people with AD is a multi billion-dollar industry in the United States alone and constitutes an extremely large and continually expanding potential market with an unmet therapeutic need.  Currently there are four drugs approved in the United States that provide at best marginal symptomatic relief for one aspect of AD:  Cognex® (developed by Warner Lambert), Aricept® (Pfizer and Eisai), Exelon® (Novartis) and Reminyl® (Johnson & Johnson).  One of the Axonyx compounds, Phenserine, an acetylcholinesterase inhibitor, has shown in preclinical studies a therapeutic and safety profile potentially superior to Aricept®, the leading product currently on the market.  Axonyx’s butyrylcholinesterase inhibitor drug candidates attack the disease in other effective ways, representing a potentially new platform technology for the treatment of AD.

Given the complexity of the disease, and uncertainty concerning the specific mechanisms causing AD, it appears likely that a “cocktail approach” to treating the disease will be utilized in the future.  We believe that safe and effective drugs could be used in conjunction to attack the disease from different approaches.

In addition to inhibiting key enzymes associated with the neural transmission of acetylcholine in preclinical studies conducted by the NIA, the acetylcholinesterase inhibitor Phenserine and the butyrylcholinesterase inhibitors appear to have the ability to inhibit the formation of beta-APP and to reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques.  In animal studies, both types of compounds have been shown to improve cognitive performance.

Program 1:  Inhibitors of Acetylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

Axonyx’s most advanced compound, Phenserine, is designed to selectively inhibit acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter.  Phenserine has been shown to be a potent and selective inhibitor of this enzyme in the rat brain and increases memory and learning over a wide therapeutic range in aged rats without causing toxic side effects.  The compound readily enters the brain, has minimal activity in other organs outside the brain, and has a long duration of action.  In preclinical studies, Phenserine was shown to have a brain to blood ratio of 10:1.  Increasing the concentration of the active drug agent in the brain versus the rest of the body maximizes the effects of the drug while reducing side effects.

Phenserine also has the unusual ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), a large protein that is the source of the neurotoxic peptide, beta amyloid.  By inhibiting the formation of beta-APP, Phenserine can decrease the presence of the beta amyloid protein that is deposited in the brain as amyloid plaques, apparently causing eventual neuronal cell death.  These studies were conducted at laboratories at the NIA in human neuroblastoma cell cultures and in vivo in rodents.  Studies in human neuroblastoma cell lines showed that the compound reduces the formation of beta-amyloid peptide.  Additional animal studies are being conducted in the transgenic mouse to confirm these findings.  The transgenic mouse is a bio-engineered animal that mimics hallmark pathologic changes that occur in the human AD brain.  These results suggest that Phenserine may have the ability to slow the progression of AD in addition to providing symptomatic relief for the cognitive changes.

In December 1999, Axonyx initiated Phase I human clinical trials for Phenserine utilizing healthy elderly patients at a U.S. research center.  These Phase I safety and tolerance trials involving both single and multiple dosing were successfully completed in September 2000.

In October 2001, Axonyx completed a Phase II proof-of-concept clinical trial with Phenserine utilizing AD patients.  This Phase II proof-of-concept trial was designed to determine the drug’s safety and possibly a trend toward efficacy in patients exhibiting mild to moderate AD.  The trial included 72 patients, with 48 patients receiving two daily doses of the drug and 24 patients received a placebo.  The safety results from the trial substantiated Phase I results in indicating that the drug is safe and well tolerated.  There was a low incidence of side effects associated with the digestive tract, with 8.5% of patients receiving the drug reporting nausea and 2.1% reporting vomiting.  Dizziness, reported by 17% of the patients receiving the larger dose of the drug, was the side effect reported most often.  Although the trial was not of the duration necessary and did not include the number of patients required to detect statistically significant clinical improvement in efficacy, nevertheless certain memory tests showed statistically significant results while other tests showed a trend towards statistical significance.

Based on these encouraging Phase II clinical results, Axonyx believes that a Phase III development program is warranted.  In preparation for Phase III clinical trials, Axonyx is completing pre-clinical tests on the final drug formulation of Phenserine, undertaking the scale up of production of the final formulation to meet NDA manufacturing and commercialization requirements, finalizing drug stability studies, and designing the protocols for the Phase III clinical trial program, which will be submitted to U.S. and European regulatory authorities for review.  The timing for the initiation of the Phase III clinical trial for Phenserine depends on the completion of these tasks as well as the raising of the additional funds necessary to finance these clinical trials.  Axonyx may also undertake a follow-up Phase II trial with Phenserine to gauge the drug’s effect on beta-APP processing.

Phenserine Analogs

Axonyx is assessing the properties of other Phenserine analogs which are also potent inhibitors of acetylcholinesterase such as Tolserine, that may ultimately prove to have certain additional advantages for use in AD, and Thiatolserine, a compound which has characteristics that may be suitable for development as a transdermal agent, one that is absorbed through a patch placed on the skin.  In November 2000 Axonyx initiated preclinical studies on Tolserine necessary to file an Investigational New Drug Application with the FDA.

Program 2:  Inhibitors of Butyrylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

Our butyrylcholinesterase inhibitor compounds are designed to specifically inhibit butyrylcholinesterase, an enzyme similar to acetylcholinesterase.  Normally these two enzymes coexist throughout the body, with acetylcholinesterase predominating in degrading acetylcholine.  In the brain of AD patients, as acetylcholinesterase levels gradually fall, there is a parallel increase in burytylcholinesterase levels in specific nerve pathways within the cortex and the hippocampus, areas associated with AD.  Like acetycholinesterase, butyrylcholinesterase degrades acetylcholine at the synaptic gap between neurons, decreasing the availability of this key neurotransmitter.  Research indicates that the increase in butyrylcholinesterase activity in the brains of AD patients amplifies the toxicity of beta amyloid.  This enzyme was identified as a target for inhibition in AD as it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloid plaques in the brains of AD patients.  Our butyrylcholinesterase inhibitor compounds act to counter butyrylcholinesterase, thus enhancing the availability of acetylcholine, improving memory and cognition.  Inhibition of butyrylcholinesterase may also reduce any increased toxicity of beta amyloid caused by the presence of butyrylcholinesterase in amyloid plaques.

Several of the butyrylcholinesterase inhibitor drug candidates in our drug portfolio, including Cymserine, Phenethylnorcymserine (PENC) and Bisnorcymserine, have been studied extensively in preclinical studies and have been found to have many of the characteristics desirable for use in AD.  Like Phenserine, these compounds have a dual mechanism of action in that, in addition to inhibiting the butyrylcholinesterase enzyme, they also inhibit the formation of beta-APP in cell culture, and in rats.  These preclinical findings indicate that these butyrylcholinesterase inhibitor compounds may have an important role in preventing the formation of amyloid plaques in AD, in addition to its inhibition of butyrylcholinesterase.  The compounds readily enter the brain, they have a long duration of action and are highly active in improving memory and learning in the aged rat.  Axonyx will select one of these butyrylcholinesterase inhibitor compounds for development based on the strength of their patent protection and the relative advantages of the compounds in preclinical studies.  Currently it appears that Bisnorcymserine has has several advantages over the other compounds in preclinical results.  Bisnorcymserine appears to be the most potent butyrylcholinesterase inhibitors in our patent portfolio, has a 100-fold selectivity over acetylcholinesterase, behavoiral work shows it to improve memory in rodent models, and it reduces beta-APP in tissue cultures.  Bisnorcymserine has three potential uses:  (1) as an inhibitor of butyrylcholinesterase, (2) as an inhibitor of the production of beta-APP, thus inhibiting the formation of amyloid plaques, and (3) as an early diagnostic marker.  Using PENC, Axonyx has successfully developed a manufacturing process that could serve as a model for the scale up process to produce sufficient quantities of Bisnorcymserine for further preclinical studies.

Program 3:  Gilatide Research Program

On April 1, 2001, Axonyx entered into a Research Agreement with Thomas Jefferson University under which Axonyx agreed to fund a Gilatide Research Program for two years.  The research program concerns a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition.  Gilatide is a small 9 amino acid peptide based on a compound isolated from the saliva of the Gila Monster.  In preclinical animal studies, Gilatide exhibited potent memory enhancing effects mediated through a receptor pathway that has not been previously implicated in learning and memory.  As the Gilatide-based pharmaceutical compound appears to act on a novel target, it may become a platform for the development of unique therapeutic agents for cognitive disorders, including age-related memory loss, mild cognitive impairment and Alzheimer’s Disease.

Program 4:  Treatment of Mild Cognitive Impairment/Age Related Loss of Memory

The biological and safety profile of Phenserine based on preclinical and clinical data suggests that this drug candidate should be considered for treatment of individuals with mild cognitive impairment (“MCI”) and for age associated memory impairment.  Axonyx intends to explore the opportunities for developing Phenserine for these indications if the ongoing human clinical trials continue to generate results that are consistent with the preclinical findings.  The other compounds in Axonyx’s portfolio, especially Gilatide, may also be considered for treatment of MCI and related indications if they show the necessary efficacy and tolerability profile.

Program 5:  Alzheimer’s Disease Diagnostic Development Program

In October 1999 Axonyx entered into a joint development agreement with the Department of Pathology at the University of Melbourne in Australia to develop proprietary technology for a diagnostic test for Alzheimer’s Disease.  With the potential development of new therapeutic approaches to the treatment of AD, such as Serono’s AIPs sublicensed from Axonyx and the butyrylcholineserase inhibitors, early and accurate diagnosis of the disease is essential.  Axonyx’s sponsored research at the University of Melbourne aims to develop a new diagnostic test that would help to accurately discriminate AD from other dementias at an early stage of the disease and to ensure that the optimal therapeutic strategy is used with particular patients.

At present, the only way of diagnosing AD is mainly through a process of elimination involving clinically examining patients using both neurological and non-neurological tests.  This lengthy and subjective examination can be a stressful and time-consuming approach and does not always distinguish AD from other dementia causing diseases.  A definitive diagnosis can only be obtained post-mortem at present.  Dr. David Small, head of the Laboratory of Molecular Neurobiology at the University of Melbourne has presented findings identifying variants of acetylcholinesterase and butyrylcholinesterase that showed diagnostic potential as chemical markers to distinguish AD from other dementias.  The diagnostic test being developed at the University of Melbourne involves a fingerprint-type analysis of those chemical markers found in cerebrospinal fluid that have the potential to change in patients with the propensity to develop AD.

D.            Out-Licensed Technology

Axonyx signed a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono) effective September 15, 2000.  Serono is a Swiss-based biotechnology company listed on the NYSE.  Under the License Agreement, Axonyx granted an exclusive, worldwide sublicense of its patent rights and know-how regarding the development and marketing of the Amyloid Inhibitory Peptide and the Prion Inhibitory Peptide technology (the “Licensed Products”) to ARS.  Axonyx will receive milestone payments upon the occurrence of certain events in the development of the Licensed Products and royalty payments upon the sale of products resulting from the licensed technology.  In addition, ARS paid Axonyx a nonrefundable and noncreditable up-front license fee in the amount of $1,500,000.  Serono has indicated that it may be in a position to begin human studies with an AIP in 2002.

Amyloid Inhibitory Peptides (AIPs)

In Alzheimer’s Disease the conversion of beta-amyloid protein into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils) is a key event that leads eventually to neuronal cell death in the brains of AD patients.  These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain.  The beta-amyloid protein is a protein normally found in the brain that is over-produced in Alzheimer’s Disease.

The AIPs, also referred to as beta-sheet breaker peptides, have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain.

In experiments in vitro and in vivo at labs at NYU with one of the AIPs, the compound inhibited the formation of amyloid fibrils, caused disassembly of preformed fibrils and prevented neuronal cell death in cell culture.  In a rat model of amyloidosis, an AIP reduced beta-amyloid protein deposition and significantly blocked the formation of amyloid fibrils.  In addition, one of the AIPs has been shown to cause a significant reduction of established amyloid deposits in the brains of rats.  These results indicate the potential for a drug based on the AIP technology to prevent the formation of the amyloid plaques, and to treat AD patients who already have amyloid plaques.  Thus, the AIPs may not only prevent the formation of amyloid plaques in but also disassemble existing amyloid plaques.

Ongoing preclinical development of compounds based on the AIPs is being undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.  Scientists at Serono are developing a formulation of the AIP compound which could enter human clinical trials in 2002.

Prion Inhibitory Peptides (PIPs)

There is increasing evidence that prions (proteinaceous infectious particles) are the infectious agents that cause Bovine Spongiform Encephalopathy (BSE), Creutzfeldt-Jakob Disease, new variant (nvCJD) and possibly other transmissable spongiform encephalopathies.  These diseases have caused grave concern in Europe and the U.S. because of the potential for their transmission to humans through the meat supply.  These fatal neurodegenerative disorders are characterized by spongiform degeneration of the brain and, in many cases, by deposits of prions into plaques.  The infectivity of prions is believed to be associated with an abnormal folding of the prion protein.  This folding involves a conversion of the alpha-helical form to the beta-sheet form that can be deposited in plaques in the brain.

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

E.             Competition

Axonyx competes with many large pharmaceutical companies that are developing and marketing drug compounds similar to those being developed by Axonyx, especially in the area of acetylcholinesterase inhibitors.  Many large pharmaceutical companies and smaller biotechnology companies have well funded research departments concentrating on therapeutic approaches to AD.  Axonyx expects substantial competition from these companies as they develop different and/or novel approaches to the treatment of AD.  Some of these approaches may directly compete with the compounds that Axonyx is or is considering to develop.

In the intense competitive environment that is the pharmaceutical industry, those companies that complete clinical trials, obtain regulatory approval and commercialize their drug products first will enjoy competitive advantages.  Axonyx believes that the compounds covered by its patent rights have characteristics that may enable them, if fully developed, to have a market impact.

A number of major pharmaceutical companies have programs to develop drugs for the treatment of Alzheimer’s Disease.  Many of these drugs are acetylcholinesterase inhibitors.  Warner-Lambert (Cognex®), Eisai/Pfizer (Aricept®), Novartis (Exelon®) and, most recently, Johnson & Johnson (Reminyl®), have marketed compounds of this type in the United States.  Cognex® was effectively removed from the market in 1998 due to severe side effects and Aricept currently dominates the market with $433 million in U.S. sales in 2000.  First Horizon has licensed Cognex® from Warner Lambert and has announced plans to launch a new formulation of Cognex® in 2002.  Several other pharmaceutical companies have acetylcholinesterase inhibitors in human clinical trials.

Two biotechnology companies have drugs in clinical trials that are based on a beta-amyloid approach to the treatment of AD.  In addition, two small biotechnology companies appear to be pursuing preclinical studies on the amyloid inhibitory peptide approach similar in scope and direction as that of our sub-licensee Serono.  Another company is developing ways to inhibit plaque deposition by interfering with the transporter molecules that carry beta-amyloid from the cell membrane, where it is produced from APP, to the cell exterior where the amyloid plaques are formed.  Several pharmaceutical companies are working on compounds designed to block the secretase enzymes involved in beta-APP processing.  Elan Pharmaceuticals, the California based subsidiary of the Elan Corporation of Dublin, Ireland, has developed a vaccine designed to cause the immune system to mount antibodies against the amyloid proteins that make up amyloid plaques.  This vaccine showed efficacy in genetically altered mice but Phase II human clinical trials were suspended by Elan due to the incidence of side effects in some patients.

In the area of butyrylcholinesterase inhibition, Novartis’ drug Exelon® is a dual inhibitor of both acetylcholinesterase and butyrylcholinesterase.

Many other pharmaceutical companies are developing pharmaceutical compounds for the treatment of AD or other memory or cognition impairments based on other therapeutic approaches to the disease.  These drugs could become competitors for, or have additive, synergistic clinical effects with any drug product resulting from research on Gilatide, or Axonyx’s other AD targeted drug candidates.  Examples of those competitive approaches include pharmaceutical compounds designed to stimulate glutamate receptors involved in memory and learning, target nicotinic and muscarinic receptors to increase the release of certain neurotransmitters, activate nerve regeneration, magnify the signals reaching aging neurons from other brain cells, and to modulate GABA (a neurotransmitter) receptors.

In the field of prions, and prion-related diseases, one company, Prionics, A.G., of Zurich, Switzerland, has a diagnostic test for animal use that is approved in Europe.  Prionics is also researching the treatment of nvCJD in humans.  Two other companies have veterinary diagnostic tests for Bovine Spongiform Encephalopathy (BSE) approved in the European Union and two additional companies are developing such diagnostic tests.

In the area of AD diagnosis, Nymox is developing a urine test that measures a protein found in elevated concentrations in early AD patients.

F.             Government Regulation

Regulation by governmental authorities in the United States and foreign countries is an important factor in the development, manufacture and marketing of Axonyx’s proposed products.  It is expected that all of Axonyx’s products will require regulatory approval by governmental agencies prior to their commercialization.  Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the Food and Drug Administration (FDA) and similar regulatory agencies in foreign countries.

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

In October 2001, Axonyx completed a Phase II proof of concept human clinical trial with Phenserine utilizing AD patients at three sites in the United States.  Axonyx’s butyrylcholinesterase inhibitor program is at least several years behind Phenserine in preclinical development.  The AIP product development is under the direction of ARS, through its arrangements with Serono, who has indicated that they may begin human testing in 2002.

G.            Strategic Alliances

On April 1, 1997 Axonyx entered into a Research and License Agreement with New York University pursuant to which NYU granted Axonyx an exclusive worldwide license to certain patent applications covering AIPs, PIPs and related technology, and any inventions that arise out of ongoing research funded by Axonyx.  The patent license terminates, on a country-by-country basis, upon expiration of the last to expire of the licensed patents or eight years from the date of first commercial sale of a licensed product in such country, whichever is later.  In addition to royalties on future sales of products developed from the patented technologies, milestone payments and patent filing and prosecution costs, Axonyx undertook to fund four years of research at the NYU School of Medicine at Dr. Frangione’s laboratory at a cost of $300,000 per year.  That obligation ceased in the Fall of 2001.  Axonyx has an exclusive license to all inventions in the field arising from this research on the AIPs and PIPs.

On April 3, 1997, Axonyx Inc. also signed stock option agreements with NYU and Drs. Frangione and Soto, the lead scientists involved in the sponsored research, under which Axonyx Inc. has issued an aggregate of 917,369 shares of common stock in partial consideration for the worldwide exclusive patent rights.

On February 27, 1997, Axonyx acquired the worldwide exclusive patent rights to Phenserine, Cymserine (a butyrylcholinesterase inhibitor), their analogs and related acetylcholinesterase and butyrylcholineserase inhibitory compounds (not including PENC or Bisnorcymserine) via a sublicense with CURE, LLC, from the Public Health Service, parent agency of the National Institutes of Health\National Institute on Aging (NIH\NIA).  Axonyx has periodically sponsored some of the researchers at the NIA facilities involved in fields of research related to the licensed patent rights.  Under the license agreement, Axonyx Inc. agreed to pay royalties to CURE, LLC on future sales of products developed from the patented technologies, as well as an upfront fee, milestone payments and patent filing and prosecution costs.  Four patents have been issued in the United States.  Certain pass through provisions from the License Agreement between CURE, LLC and the PHS are contained in Axonyx’s License Agreement with CURE, LLC.  Those provisions cover certain reserved government rights to the licensed patents, obligations to meet certain benchmarks and perform a commercial development plan, as well as indemnification, termination and modification of rights.  The license terminates upon the last to expire of the licensed patents or the term of the agreement between CURE, LLC and the PHS, whichever occurs first.

Effective September 15, 2000 Axonyx entered into a License Agreement with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Serono International S.A., covering the amyloid and prion inhibitory peptide technologies.  Under this agreement Axonyx received a $1.5 million up front payment, may receive milestone payments and royalties on the sale of approved drug compounds derived from the licensed technology.  Previously, on May 17, 1999 Axonyx had signed a Development Agreement and Right to License (Development Agreement).  Under the Development Agreement, Axonyx granted an exclusive right to license its patent rights and know-how regarding the AIPs to ARS.  ARS paid Axonyx a $250,000 fee for the right to license.

In conjunction with the Development Agreement between Axonyx and Serono, Serono entered into an employment agreement with Dr. Claudio Soto, one of the lead scientists involved in the research on the AIPs and PIPs, who performed professional services for Axonyx from February 1999 after his departure from New York University School of Medicine in December 1998 until May 1999.  Dr. Soto is continuing his work on development of the AIP and PIP technologies at Serono under the License Agreement.

On October 1, 1999 Axonyx entered into an agreement with the University of Melbourne (Australia).  In addition to the payment of costs associated with the filing and prosecution of any patent applications resulting from collaborative research, Axonyx has committed approximately

$60,000 per year for three years ending October 2002 to fund research aimed at developing a diagnostic test for Alzheimer’s Disease.  Both parties will own any resulting intellectual property as tenants in common in equal shares.  In addition, Axonyx has an option to acquire an exclusive worldwide license to the intellectual property or patents resulting from the research project.

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

Under the terms of a Research Agreement with Indiana University signed in August 2001, Axonyx is funding studies concerning the effects of Phenserine, Tolserine and certain butyrylcholineserase inhibitor compounds on the beta-APP processing of beta-amyloid using in vitro studies and in vivo studies with transgenic mice.  Axonyx has agreed to fund this research project for a one year period at a cost of $125,000.  Indiana University has granted Axonyx an option to acquire the worldwide exclusive rights to the intellectual property arising out of the research project.

Axonyx is also funding a research project at the Mayo Clinic Jacksonville entitled “Effects of Cholinergic Drugs on APP Metabolism” that involves in vitro studies on cell lines and in vivo studies using transgenic mice assessing the action of Phenserine, Tolserine, and certain butyrylcholinesterase inhibitors on certain aspects of the metabolism of beta-APP.  Under the terms of a Sponsored Research Agreement and Option signed with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville in May 2001, Axonyx is funding the research project for a one year period at a cost of $125,000, with an option to acquire the exclusive worldwide rights to the intellectual property arising out of the research project.

H.            Marketing and Sales

Axonyx does not intend to manufacture or market any products it may develop.  Axonyx intends to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture and/or market Axonyx’s products, if any, through their well developed distribution networks.  Axonyx may license some or all of its worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of its products, if any.

I.              Patents, Trademarks, and Copyrights

Axonyx has obtained exclusive worldwide licenses to five patents issued by the United States Patent and Trademark Office, and to one patent application pending in the United States.  Axonyx has sublicensed to Serono’s subsidiary ARS its rights to one of the five patents listed below and to two patent applications.  Axonyx is a co-owner of one application, and the sole owner of one additional application pending in the United States.  Associated foreign patent applications have been filed.  Axonyx will continue to seek to obtain additional licenses from universities and other research institutions.

On February 27, 1997, Axonyx Inc. obtained an exclusive worldwide license from the NIH’s parent agency, the Public Health Service (PHS), to patents and patent applications relating to Phenserine, Cymserine (a butyrylcholinesterase inhibitor), their analogs and related acetylcholinesterase and butyrylcholinesterase inhibitory compounds from the laboratory of Dr. Nigel Greig and his collaborators via a sublicense with CURE, LLC.  Foreign counterparts to the licensed patents and applications have been filed in Europe, Japan, Australia, and Canada.

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

Issued Patents

U.S. Patent 5,171,750 issued December 15, 1992 for “Substituted Phenserines as Specific Inhibitors of Acetylcholinesterase”.

U.S. Patent 5,378,723 issued January 3, 1995 for “Carbamate Analogs of Thiaphysovenine and Method for Inhibiting Cholinesterases”.

U.S. Patent 5,409,948 issued April 25, 1995 for “Method for Treating Cognitive Disorders with Phenserine”.

U.S. Patent 5,998,460 issued December 7, 1999 for “Phenylcarbamates of (-)-Eseroline, (-)-N1-Noreseroline and (-)-N1-Benzylnoreseroline: Selective Inhibitors of Acetyl and Butyrylcholinesterase, Pharmaceutical Compositions and Method of Use Thereof.”

U.S. Patent 5,948,763 issued September 7, 1999 for “Peptides and Pharmaceutical Compositions thereof for Treatment of Disorders or Diseases Associated with Abnormal Protein Folding into Amyloid or Amyloid-like Deposits”

Patents Pending

Note that we cannot assure you that corresponding patents will be issued or that the scope of the coverage claimed in the following patent applications will not be significantly reduced prior to any patent being issued.

A pending patent application directed to certain highly selective butyrylcholinesterase inhibitors, including PENC and Bisnorcymserine, resulting from a collaboration between Dr. Hausman of Axonyx and Dr. Greig of the NIH, has also been filed.  The patent application relates to the pharmaceutical compounds and their use in the early diagnosis and treatment of AD and related conditions.  This patent application is jointly owned by Axonyx, the NIH, and two scientists involved in the research.  A corresponding International Application has also been filed in Europe, Japan, Australia, Canada and several small market countries.

Axonyx has a pending U.S. application licensed from NYU relating to peptides that inhibit formation of amyloid or amyloid-like deposits, that is a continuation of U.S. Patent 5,948,763 issued September 7, 1999, concerning certain claims not included in that issued patent.

Axonyx has a pending U.S application relating to a process for producing Phenserine and its analogs.

Additionally, Axonyx has sole ownership of a pending provisional application in the United States relating to peptide mimetics that inhibit formation of amyloid or amyloid-like deposits.  These patent rights have been sublicensed by Axonyx to ARS, a subsidiary of Serono.  Axonyx also has a pending patent application concerning a process for producing Phenserine and its analog.

Axonyx has not filed for any copyright or trademark protection to date.

J.             Employees

Axonyx currently has seven full time employees, four of whom are in administration/management, two of whom are involved in both management and research and development, and one of whom is in research and development.  See Item 10. Executive Compensation for information on Axonyx’s employment arrangements with certain of its officers and directors.

Item 2.                    Description of Property.

Axonyx’s operations are conducted from its offices in New York, New York, Seattle, Washington, Wilton, Connecticut, and Stevenson, Washington.  On December 15, 1999 Axonyx leased 3,500 square feet of office space in New York until February 2003 at a rental rate of $17,000 per month.  Axonyx has leased 144 square feet of office space in Seattle on a three month renewable basis at a rental rate of $900.00 per month.  Axonyx rents 900 square feet of office space in Wilton, Connecticut on a month to month basis at a rental rate of $1,250 per month, and it rents 1,000 square feet of office space in Stevenson, Washington on a month to month basis at a rental rate of $2,500 per month.

Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc., rents 150 square feet of office space in Leiden, The Netherlands on a month to month basis at a rental rate of $500 per month.

Item 3.                    Legal Proceedings.

Axonyx is not involved in any legal proceedings, and there are no material pending legal proceedings of which Axonyx is aware.

Item 4.                    Submission of Matters to a Vote of Security Holders

Axonyx did not submit any matters to a vote of its stockholders in the fourth quarter of 2001.

PART II

Item 5.                    Market for Common Equity and Related Stockholder Matters.

Axonyx’s common stock is traded on the Nasdaq National Market System under the symbol “AXYX”.  The following table sets forth the high and low bid quotations for the common stock for the quarter ending March 31, 2000, and the high and low sale prices for the common stock for the period between April 1, 2000 and March 15, 2002.  These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

Period	High	Low
2000
Quarter ended 3/31/00	$22.94	$7.00
Quarter ended 6/30/00	$20.88	$7.75
Quarter ended 9/30/00	$21.00	$7.88
Quarter ended 12/31/00	$13.94	$4.63
2001
Quarter ended 3/31/01	$7.56	$3.00
Quarter ended 6/30/01	$5.89	$3.70
Quarter ended 9/30/01	$4.33	$2.85
Quarter ended 12/31/01	$6.17	$3.00
2002
Period beginning 1/1/02 and ending 3/15/02	$3.85	$2.50

The transfer agent of Axonyx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of March 15, 2002 there were approximately 446 holders of record of Axonyx’s common stock, of which 17,247,371 were issued and outstanding.

Axonyx has never paid cash dividends on its common stock.  Axonyx presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future.  The future dividend policy will depend on Axonyx’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

In the year 2001, Axonyx granted an aggregate of 1,364,000 options to its officers, directors, employees and consultants at various exercise prices ranging from $3.00 per share to $5.50 per share.

On December 4, 2001, Axonyx issued an aggregate of 1,970,000 shares of common stock at $3.26 per share and warrants to purchase 985,000 shares of common stock exercisable at $3.91 per share to seventeen accredited investors.  Each of the investors was provided with information about Axonyx.  The issuance of the securities are exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act.  Axonyx received gross proceeds of $6.4 million from this private placement.

On December 4, 2001, Axonyx issued warrants to purchase an aggregate of 100,000 shares of common stock exercisable at $3.91 per share to two placement agents involved in the private placement that closed on the same day.  Punk, Ziegel & Company received a warrant to purchase 92,500 shares of common stock and SCO Securities LLC received a warrant to purchase 7,500 shares of common stock.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

On January 4, 2001, Axonyx issued a warrant to purchase 66,000 shares of common stock to Stonegate Securities, Inc. exercisable at $7.12 per share.  Originally Axonyx had issued Stonegate Securities a warrant to purchase 100,000 shares of common stock, however as Axonyx’s contract with Stonegate was terminated early, the final portion of the warrant was not vested.  This warrant was issued in relation to an investment banking agreement signed with Stonegate Securities on January 4, 2001.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

On February 12, 2001, Axonyx issued SmallCaps Online Group LLC a warrant to purchase 24,000 shares of common stock with an exercise price of $6.81 per share.  Originally Axonyx had issued SmallCaps Online Group LLC a warrant to purchase 48,000 shares of common stock, however as Axonyx’s contract with SmallCaps Online Group was terminated early, one half of the warrant was not vested.  The warrant was granted in relation to the signing of a financial advisory agreement with SmallCaps Online on the same date.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

Item 6.                    Selected Financial Data.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total Revenues	$0	$1,605	$146	$0	$0
Research and development expenses	5,153	3,516	3,277	353	482
General and administrative expenses	3,277	3,482	1,929	289	216
Loss before interest and foreign exchange	(8,430)	(5,393)	(5,060)	(642)	(698)

Net Loss	(8,144)	(4,870)	(5,002)	(652)	(698)

Net Loss per share	(.53)	(.33)	(.39)	(.07)	(.08)

Weighted average shares outstanding (in thousands)	15,423	14,716	12,668	9,886	9,230

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and securities	$9,115	$10,363	$5,409	$1,558	$23
Total assets	9,211	10,457	5,744	2,313	94
Accumulated deficit	(19,366)	(11,222)	(6,352)	(1,350)	(32)
Total stockholders equity	8,191	9,683	5,287	1,984	32

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-17 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT.  ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO AXONYX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS.  THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.            General.

Since commencement of operations in 1997, Axonyx’s efforts have been principally devoted to research and development activities, including the development of pharmaceutical compounds and product candidates for the diagnosis and treatment of Alzheimer’s Disease and other neurological disorders, prion-related diseases such as Bovine Spongiform Encephalopathy and Creutzfeldt Jakob Disease, new variant, and recruiting additional scientific and management personnel and advisors, and raising capital.

Axonyx’s current business strategy is to pursue (1) the development of three different types of pharmaceutical products for the treatment of AD, (2) Gilatide, a potential pharmaceutical compound designed to enhance memory and cognition with potential applications to the treatment of AD, (3) a diagnostic test for AD, and (4) a pharmaceutical compound for prion-related diseases.

The AD targeted approaches include:

(1)               Phenserine, an inhibitor of acetylcholinesterase;

(2)               a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds;

(3)               through its sublicense with ARS, a subsidiary of Serono, which is described in greater detail below, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

Axonyx generated revenue in the form of an up-front license fee upon the signing of the License Agreement with ARS, a subsidiary of Serono in 2000.  Axonyx may generate additional revenues from Serono if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2002.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Axonyx’s current plan of operation for the next 12 months includes research and development activities primarily aimed at undertaking the necessary preparations for Phase III clinical trials, including completing pre-clinical tests on the final drug formulation of Phenserine, undertaking the scale up of production of the final formulation to commercial quantities, finalizing drug stability studies, and designing the protocols for the Phase III clinical trial program, which will be submitted to U.S. and European regulatory authorities for approval.  The timing for the initiation of the Phase III clinical trial for Phenserine depends on the completion of these tasks as well as the raising of the additional funds necessary to finance these clinical trials.  Axonyx may also undertake a follow-up Phase II trial with Phenserine to gauge the drug’s effect on beta-APP processing.  Axonyx will continue to sponsor further preclinical development of a pharmaceutical compound based on the Gilatide at Thomas Jefferson University, and further development of a diagnostic test for AD at the University of Melbourne.  Axonyx will continue to collaborate with the NIA concerning preclinical testing of butyrylcholinesterase inhibitors and other acetylcholinesterase inhibitor compounds, including Phenserine analogues.  Axonyx will also continue to fund the research projects at Indiana University and the Mayo Clinic Jacksonville concerning the effects of Phenserine, Tolserine and certain butyrylcholinesterase inhibitors on beta-APP processing.

The actual research and development and related activities of Axonyx may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of Axonyx’s research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial viability and the status of competitive products.  The focus and direction of Axonyx’s operations will also be dependent on the establishment of Axonyx’s collaborative arrangement with other companies, the availability of financing and other factors.

B.            Results of Operations.

Year Ended December 21, 2001 Compared with the Year Ended December 31, 2000

For the year ended December 31, 2001, Axonyx had no revenue compared to revenue of $1,605,000 for the year ended December 31, 2000.  The revenue recognized in fiscal year 2000 was due to the up-front license fee payment from a subsidiary of Serono in conjunction with the signing of the License Agreement in September 2000 and the 2000 portion of a $250,000 fee received from Serono pursuant to the Development Agreement and Right to License signed in May 1999, which entitled Serono to a one year right to license Axonyx’s AIP and PIP technology.

For the year ended December 31, 2001, Axonyx incurred a net loss of $8,144,000 compared to a net loss of $4,870,000 for the year ended December 31, 2000.

For the year ended December 31, 2001 Axonyx incurred research and development costs of $5,153,000 compared to $3,516,000 for the year ended December 31, 2000.  The increased costs in the year 2001 were attributable mainly to costs of the Phenserine clinical development program primarily incurred in the first three quarters of 2001.

For the year ended December 31, 2001 Axonyx incurred general and administrative costs of $3,277,000 compared to $3,482,000 for the year ended December 31, 2000.  The decrease is attributable in part to a $815,000 decline in non-cash option charges offset in part by a $350,000 increase in professional fees and a $247,000 increase in investor relation costs.  The increase in professional fees includes costs incurred in financing efforts and financial advisory services.

Year Ended December 21, 2000 Compared with the Year Ended December 31, 1999

For the year ended December 31, 2000, Axonyx recognized revenue in the amount of $1,605,000, compared to revenue of $146,000 for the year ended December 31, 1999.

For the year ended December 31, 2000, Axonyx incurred a net loss of $4,870,000 compared to a net loss of $5,002,000 for the year ended December 31, 1999.

For the year ended December 31, 2000 Axonyx incurred research and development costs of $3,516,000 compared to $3,277,000 for the year ended December 31, 1999.  The increased costs in the year 2000 consist primarily of $400,000 of raw materials used in the manufacturing of Phenserine, $775,000 and $357,000 for the Phenserine Phase I and Phase II clinical trials, respectively, an increase in salary costs of $294,000 and an increase of $131,000 in support for research performed at the NIH.  These increased costs were offset by a reduction of $1,915,000 in non-cash option charges in 2000 versus 1999.  The 1999 option charges primarily resulted from options issued pursuant to agreements with NYU and two affiliated scientists.

For the year ended December 31, 2000 Axonyx incurred general and administrative costs of $3,482,000 compared to $1,929,000 for the year ended December 31, 1999.  The increase was due to the salary expenses from the hiring of two additional employees, increased rent expenses for the New York offices, and increased professional and legal expenses.

C.            Liquidity and Capital Resources.

As of December 31, 2001, Axonyx had $9,115,000 in cash and cash equivalents, of which $8,095,000 was working capital.  Axonyx does not have any available lines of credit.  Since inception Axonyx has financed its operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities during the fiscal year ended December 31, 2001 was $7,250,000 resulting from a net loss of $8,144,00, of which $790,000 was equity based compensation, offset by an increase in accounts payable and offset accrued expenses of $92,000.

Net cash used in investing activities during the fiscal ended December 31, 2001 was $14,000 related to the purchase of equipment.

Net cash from financing activities for the fiscal year ended December 31, 2001 was $6,016,000 which relates to the net proceeds of the sale our common stock and common stock purchase warrants.  On December 4, 2001 Axonyx issued an aggregate of 1,970,000 shares of common stock at $3.26 per share and warrants to purchase 985,000 shares of common stock exercisable at $3.91 per share to seventeen accredited investors.

On October 25, 2000, the Company entered into a $25 million equity line arrangement and, in connection therewith, executed and delivered a Common Stock Underwriting Agreement with Ramius Securities, LLC and a Standby Purchase Agreement with Ramius Capital Group, LLC.  It was contemplated that, pursuant to the equity line arrangement, from time to time during the two year period ending October 2002, Axonyx would, in its sole discretion and subject to certain trading conditions, sell shares of common stock through Ramius Securities, LLC.  Due to market conditions and the decline in Axonyx’s stock price after the equity line arrangement was entered into, Axonyx did not utilize the equity line and the arrangement was terminated in February of 2002.

As mentioned above, Axonyx may generate additional revenues from Serono if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property.  We cannot assure you that milestone payments will occur in fiscal year 2002, if at all.

Axonyx believes that it has sufficient capital resources to finance Axonyx’s plan of operation at least through December 2002.  Axonyx is pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for Axonyx.  However, we cannot assure you that Axonyx will generate sufficient additional capital or revenues, if any, to fund its operations beyond the 12 month period ending December 31, 2002, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

D.            Risks and Uncertainties

RISKS AND UNCERTAINTIES

You should carefully consider the risks described below in evaluating Axonyx and our business.  If any of the following risks actually occur, our business could be harmed.  This could cause the price of our stock to decline.  This report on Form 10-K contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions, that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause or contribute to these differences include those discussed below and elsewhere in this report.

Risks Related to Our Business

We have a limited operating history.  We have a large accumulated deficit and may never become profitable.

We have a limited operating history upon which investors may base an evaluation of our likely future performance.  Since we began operations in 1997 we have been engaged in developing our research programs, recruiting outside directors, employees and key consultants, and consummating patent licensing agreements.  To date, we have not had any in-house laboratory facilities in which to conduct any research and will not have any operational laboratories of our own in the near future.  We have had only limited revenue from license fees to date.  As of December 31, 2001, we had an accumulated deficit of $19,366,000 and our operating losses are continuing.

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

The success of our business depends upon our ability to successfully develop potential drug products from our sponsored preclinical research programs.

We cannot assure you that our sponsored research will lead to the discovery of any therapeutic agents.  If any potential products are identified, they will require significant additional research, development, preclinical and clinical testing, regulatory approval and substantial additional investment prior to commercialization.  Any potential products we identify may not be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, or be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

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

Clinical trials are lengthy and expensive.  They require adequate supplies of drug substance and sufficient patient enrollment.  Patient enrollment is a function of many factors, including:

•              the size of the patient population,

•              the nature of the protocol (i.e., how the drug is given, and the size and frequency of the dose),

•              the proximity of patients to clinical sites, and

•              the eligibility criteria for the clinical trial (i.e., age group, level or symptoms, etc.).

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

We expect to incur substantial operating losses for at least the next several years.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that we have realized to date has been fees totaling $1.75 million paid by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., under the terms of the Development Agreement and Right to License and the subsequent License Agreement.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

If we fail to comply with the terms of our licensing agreements our licensors may terminate certain licenses to patent rights, causing us to lose valuable intellectual property assets.

Under the terms of our licensing agreements with each of our patent licensors, New York University and CURE, LLC, (our rights to certain patents under the CURE license are via a sublicense to CURE from the United States Public Health Service on behalf of the National Institute of Aging), our exclusive license to the patent rights covering all of our drug candidates may be terminated if we fail to meet our obligations to the licensors.  We have not, as of the date of this Form 10-K, received notice of default of any of our obligations.  If we receive written notice of our default or material breach of any of our obligations under the licensing agreements, we must cure the default within ninety days under the license with CURE or sixty days under the license with New York University, or the relevant licensor may terminate the license.  After such termination, we would not be entitled to make any further use whatsoever of the licensed patent rights, or any related licensed know-how.  Upon termination of most of our license agreements, we are required to return the licensed technology to our licensors.  Since we sublicensed the technology licensed from New York University to ARS, a subsidiary of Serono, such termination could also cause us to lose some or all of our future revenues under this sublicense agreement or under any other future sublicensing agreements concerning our patent rights to other drug candidates, if any.

The performance of our obligations to the licensors will require increasing expenditures as the development of the licensed drug compounds proceeds.  We cannot guarantee that we will be capable of raising the funds necessary to meet our obligations under the license agreements, sublicense part or all of our licensed drug compounds to a third party capable of undertaking the obligations, or fulfill additional licensing obligations.

We do not currently have the capability to undertake manufacturing, marketing, or sales of any potential products and we have limited personnel to oversee clinical testing and the regulatory approval process.

We have not invested in manufacturing, marketing or product sales resources.  We cannot assure you that we will be able to acquire such resources.  It is likely that we will also need to hire additional personnel skilled in the clinical testing and regulatory compliance process if we develop additional product candidates with commercial potential.  We have no history of manufacturing or marketing.  We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies.  We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms.  To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.

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

Our drug development programs and the potential commercialization of our drug candidates require substantial working capital, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies, clinical trials of drug candidates, payments to our licensors and potential commercial launch of our drug candidates.  Our future working capital needs will depend on many factors, including:

•	the progress and magnitude of our drug development programs,
•	the scope and results of preclinical testing and clinical trials,
•	the cost, timing and outcome of regulatory reviews,
•	the costs under current and future license and option agreements for our drug candidates, including the costs of obtaining and maintaining patent protection for our drug candidates,
•	the costs of acquiring any technologies or additional drug candidates,
•	the rate of technological advances,
•	the commercial potential of our drug candidates,
•	the magnitude of our administrative and legal expenses, including office rent, and
•	the costs of establishing third party arrangements for manufacturing.

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings to fund our operations.  We anticipate that we will need to raise additional funds prior to commencing any new clinical trials.  We may not be able to obtain adequate financing to fund our operations, including any new clinical trials, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements on terms that are not favorable to us (i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable), or to cease operations altogether.

We are dependent on executive officers and non-employee scientific personnel, most of whom do not have employment contracts.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel.  The loss of our President and Chief Executive Officer, Dr. Marvin Hausman, and/or other executive officers would be detrimental to us.  We currently have written employment agreements with only two of our executive officers.  We do not have employment agreements with key scientific personnel who are doing research at the National Institute of Aging related to research and licensing agreements with that institution, and have no assurance that such personnel will continue to be employed in such research.

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

We have licensed rights to certain patented and patent pending proprietary technology from NYU and CURE LLC to which we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed technology.  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes.  In addition to the five issued patents, we and our licensors have filed four patent applications in the United States.  We and our licensors have filed patent applications in other countries, and we may seek additional patents in the future.  Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.  We may not develop or obtain rights to products or processes that are patentable.  Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed.  In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.  Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

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

Several pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or received patents that cover technologies similar to ours.  Our ability to make, use or sell any of our drug candidates may be blocked by patents that have been or will be issued to third parties that we may not be aware of.  The United States patent applications are confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing.  Therefore, until a patent is issued, we have no way of knowing if a third party has a patent that could preclude us from commercializing our drug candidates.  Third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.  If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology.  We may not be able to obtain any such license on acceptable terms or at all.  Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our business.

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

With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings could result in substantial costs to us.  Litigation and/or proceedings could be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties’ proprietary rights and the priority of an invention.  The outcome of any of these types of proceedings could significantly affect our drug candidates and technology.  United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence.  If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings.  In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us.  An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business.  Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

Companies and universities that have licensed product candidates to us for clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products.

Licensing product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us.  The partners who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us.  The development and commercialization of successful new drugs from our research program is likely to attract additional research by our licensors in addition to other investigators who have experience in developing products for the memory and cognition market.  By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

Despite the use of confidentiality agreements and non-compete agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable.  However, trade secrets are difficult to protect.  While we require certain of our academic collaborators, contractors and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

We might face intellectual property claims that may be costly to resolve and could divert management attention.

We may from time to time be subject to claims of infringement of other parties’ proprietary rights.  We could incur substantial costs in defending ourselves in any suits brought against us claiming infringement of the patent rights of others or in asserting our patent rights in a suit against another company.  Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us or our sublicensees from manufacturing and selling our potential products.

Third party co-ownership concerning certain of our in-licensed patent rights could affect any future decision to commercialize certain drug candidates.

There are significant risks regarding the patent rights surrounding Bisnorcymserine and Phenethylnorcymserine (PENC), two of our potential butyrylcholinesterase inhibitor drug candidates.  Because we do not own the patent rights exclusively, any future decisions to commercialize PENC or Bisnorcymserine may be adversely impacted due to patent rights held by third parties with whom we do not currently have licensing agreements concerning the patent application covering those drug candidates.  In addition, even if our patent rights are not adversely impacted, we may still attempt to obtain licenses from the third party patent holders to reduce or eliminate the risks relating to our development and commercialization efforts.  Such licenses may not be available on acceptable terms or at all and may impair our ability to commercialize PENC or Bisnorcymserine.  A decision not to commercialize these drug candidates could adversely affect our business.

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

As of March 15, 2002, our directors and executive officers beneficially owned approximately 26% of our outstanding common stock.  As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control of Axonyx that may be favored by other stockholders.

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

We are engaged in the biopharmaceutical field, which is characterized by extensive research efforts and rapid technological progress.  New developments in Alzheimer’s Disease research are expected to continue at a rapid pace in both industry and academia.  We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates noncompetitive or obsolete.

Our business strategy is based in part upon inhibition of amyloid conformational change and amyloid precursor protein processing and the application of these new and unproven technologies to the development of biopharmaceutical products for the treatment of Alzheimer’s Disease and other neurological disorders.  We cannot assure you that unforeseen problems will not develop with these technologies or applications or that commercially feasible products will ultimately be developed by us.

The markets in which we seek to participate are intensely competitive and many of our competitors are better capitalized and have more experience than we do.

There are many companies, both public and private, including well-known pharmaceutical companies, engaged in developing synthetic pharmaceutical and biotechnological products for human therapeutic applications in the Alzheimer’s Disease area.  Many of these companies have substantially greater capital, research and development and human resources and experience than us and represent significant long-term competition for us.  In addition, many of these competitors have significantly greater experience than us in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.  Furthermore, if we or our current or any future licensee is permitted to commence commercial sales of any product, we or our licensee will also be competing with companies that have greater resources and experience in manufacturing, marketing and sales.  We have no experience in these areas.  These other companies may succeed in developing products that are more effective or less costly than any that may be developed by us or our future licensee and may also prove to be more successful than us or our future licensee in production and marketing.  Competition may increase further as a result of the potential advances in the commercial applicability of peptide chemistry and greater availability of capital for investment in these fields.  Other companies are engaged in research and product development based on amyloidogenesis and acetylcholinesterase inhibition.

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

We cannot assure you of FDA approval for our potential products and government regulation may impact our development plans.

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

Any approval of our drug candidates may be contingent on post-marketing studies or other conditions and the approval of any of our drug candidates may limit the indicated uses of the drug candidate.  Further, even if our drug candidates receive regulatory approval, we may still face difficulties in entering into collaborative arrangements for the marketing and manufacturing of those drug candidates.  A marketed product, its manufacturer and the manufacturer’s facilities are subject to continual review and periodic inspections.  The discovery of non-compliance with regulatory requirements with respect to a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.  The failure to comply with applicable regulatory requirements can, among other things, result in:

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

Sales of our common stock may cause our stock price to decline.

The sale of our shares by our selling security holders from time to time, or even the potential of such sale, may have an adverse effect on the price of our common stock.

The sales of our shares in the future may also have an adverse effect on the price of our common stock.  There are currently approximately 7.1 million shares of our common stock outstanding that are “restricted securities” as that term is defined by Rule 144 under the Securities Act of 1933.  Such shares will be eligible for public sale only if registered under the Securities Act or if sold in accordance with Rule 144.  Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions.  The timing and amount of sales of common stock that are currently restricted securities could have a depressive effect on the future market price of our common stock.

There is only a limited trading market for our common stock and it is possible that you may not be able to sell your shares easily.

There is currently only a limited trading market for our common stock.  Our common stock trades on the Nasdaq National Market under the symbol “AXYX” with very limited trading volume.  We cannot assure you that a substantial trading market will ever develop (or be sustained, if developed) for our common stock.

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

•                                          new accounting standards,

•                                          general economic, political and market conditions and other factors, and

•                                          the occurrence of any of the risks described in these “Risk Factors.”

In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies.  If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

Declines in our stock price might harm our ability to issue equity under future potential financing arrangements.  The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funds or acquire a given amount of goods or services.  For this reason, a decline in our stock price might also result in increased ownership dilution to our stockholders.

The future issuance of common stock upon exercise of warrants and stock options may depress the price of our common stock.

As of December 31, 2001, we had outstanding options to purchase an aggregate of 2,895,100 shares of our common stock to our employees, officers, directors, and consultants under our 2000 and 1998 Stock Option Plans.  We also have made grants of options to purchase an aggregate of 514,600 shares of our common stock under our 2000 Stock Option Plan, which grants are subject to stockholder approval.  We may issue options to purchase an additional 590,300 shares of our common stock under the 2000 and 1998 Stock Option Plans, 485,400 shares of which are subject to stockholder approval.

In addition, we have granted options to purchase an aggregate of 129,000 shares of common stock outside of our Stock Option Plans to consultants and others.

There are currently outstanding warrants to purchase an aggregate of 1,988,000 shares of common stock.

During the respective terms of the warrants and options granted or to be granted under our stock option plans or otherwise, the holders thereof are given an opportunity to benefit from a rise in the market price of the common stock, with a resultant dilution of the interests of existing stockholders.  The existence of these warrants and options could make it more difficult for us to obtain additional financing while such securities are outstanding.  The holders may be expected to exercise their rights to acquire common stock and sell at a time when we would, in all likelihood, be able to obtain needed capital through a new offering of securities on terms more favorable than those provided by these warrants and options.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risks.

Axonyx has foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  Axonyx had net foreign exchange losses for the fiscal year ended December 31, 2001 in the amount of $23,569.  Beginning in the third quarter of 2001, Axonyx has limited its exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risks.

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

Axonyx does not enter into or trade derivatives or other financial instruments or conduct any hedging activities.

Item 8.                    Financial Statements and Supplementary Data.

The Audited Financial Statements for this Form 10-K appear on pages F-1 through F-17 following the signature page below.

Item 9.                    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

A.                                    Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Axonyx are as follows:

Name	Age	Position
Marvin S. Hausman, M.D.	60	President & Chief Executive Officer, Director

Gosse B. Bruinsma, M.D.	47	Chief Operating Officer, Treasurer, President of Axonyx Europe BV, Director

Robert G. Burford, Ph.D., F.A.C.A.	63	Vice President of Product Development

Michael R. Espey	40	Vice President, Secretary, Director

Albert D. Angel	64	Chairman of the Board of Directors

Abraham E. Cohen

65

Director

Christopher Wetherhill	53	Director

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified.  The officers of Axonyx serve at the pleasure of Axonyx’s Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Axonyx.

Marvin S. Hausman, M.D.  Marvin Hausman has served as a director and President & CEO of Axonyx since January 1997.  At the 2001 Annual Meeting of Stockholders held on June 14, 2001 Dr. Hausman was reelected as a director of Axonyx to serve until the 2002 Annual Meeting of Stockholders.  At a Board Meeting on June 14, 2001, Dr. Hausman was reelected as President and Chief Executive Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2002 Annual Meeting of Stockholders.  Dr. Hausman was a founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products.  He has thirty years experience in drug development and clinical care.  Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles.  He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland.  He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles.  He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb.  Since October 1995 Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company.  Dr. Hausman has served on the board of directors of Oxis International, Inc. since March 2002.  He was a member of the board of directors of Medco Research, Inc. from May 1996 to July 1998.  Dr Hausman was a member of the board of directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, from March 1996 to April 2001.

Gosse B. Bruinsma, M.D.  Gosse Bruinsma has served as President of Axonyx Europe BV since its formation in October 2000.  Dr. Bruinsma has served as the Chief Operating Officer of Axonyx since February 2001 and has been the Treasurer of Axonyx since January 2002.  At the 2001 Annual Meeting of Stockholders held on June 14, 2001 Dr. Bruinsma was elected as a director of Axonyx to serve until the 2002 Annual Meeting of Stockholders.  At a Board Meeting on June 14, 2001, Dr. Bruinsma was elected as Chief Operating Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2002 Annual Meeting of Stockholders.  Dr. Bruinsma has over 15 years experience in the medical, pharmaceutical and biotechnology fields. Dr. Bruinsma recieved his undergraduate degree from McGill University, Montreal and received his medical degree from the University of Leiden, the Netherlands.  He joined the pharmaceutical industry to become European Medical Director for Zambon, Milan.  He subsequently joined the international contract research organization, ClinTrials Research, to become their Vice President for Medical and Regulatory Affairs.  In September 1995 Dr. Bruinsma joined Forest Laboratories in New York as Medical Director, with responsibility for their anti-hypertensive product launch, HRT program, Cervidil®, and their urological disease projects.  From September 1997 to 1999 Dr. Bruinsma was General Manager and Vice-President Development for Chrysalis Clincal Services Europe based in Switzerland.  From November 1999 until he joined Axonyx Europe BV, Dr Bruinsma was the Vice President Development for Crucell BV (formerly IntroGene), a biotechnology company based in the Netherlands.

Robert G. Burford, Ph.D., F.A.C.A.  Dr. Burford has been Vice President, Product Development since December 3, 1999 and on June 14, 2001, the Board of Directors re-elected him to this position to serve until the Board of Directors meeting to be held as soon as possible after the 2002 Annual Meeting of Stockholders.  Dr. Burford has 37 years of experience in pharmaceutical development, including 9 years of preclinical experience with Bio Research Laboratories (Montreal) and 17 years of clinical experience with Searle Pharmaceuticals (Oakville Ontario and Chicago).  He has successfully managed drug development programs for G.D. Searle and Co., Biovail Corporation International, and other major pharmaceutical companies.  Most recently he successfully directed the clinical development of Tiazac™, a drug for the treatment of hypertension that now commands 15% of the market.  For 10 years prior to joining Axonyx Dr Burford ran the consulting firm American Clinical Research Consultants Inc., which provided toxicology, and clinical program management services to numerous clients.  During this time he acquired extensive experience in interacting with FDA in support of drug and device development programs.  Dr. Burford is a 50% owner of Clinfo Systems LLC, a clinical data management company that has rendered services to Axonyx in the past two years.  Dr Burford has held various non-academic positions including President of the Society of Toxicology of Canada, Secretary General, International Union of Toxicology, Chairman Scientific Affairs Subcommittee, National Pharmaceutical Council and Chairman, Strategic Grants Committee, Environmental Toxicology Natural Sciences and Engineering Research Council, Government of Canada.

Michael R. Espey, Esq.  Mr. Espey has been a director, Vice President and Secretary of Axonyx since September 1998 and was a director and Vice President of Axonyx since January 1997.  He served as Axonyx’s Treasurer from January 1997 until September 1998.  At the 2001 Annual Meeting of Stockholders held on June 14, 2001 Mr. Espey was reelected as a director of Axonyx to serve until the 2002 Annual Meeting of Stockholders.  At a Board Meeting on June 14, 2001, Mr. Espey was reelected as Vice President and Secretary of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2002 Annual Meeting of Stockholders.  Michael Espey is an attorney based in Seattle, Washington with extensive experience in securities law and investment banking.  From October 1994 to December 1995 Mr. Espey served as General Counsel for the securities firms of Lee, Van Dyk, Zivarts, Pingree & Co. and Financial Services International Corp. in Seattle.  From January 1996 to March 1996 Mr. Espey was a self-employed attorney practicing corporate and securities law.  From April 1996 to August 1998 Mr. Espey worked at Espey & Associates, Inc. a New York firm where he was involved in structuring several transnational securities placements.

Albert D. Angel, Esq.  Albert Angel has served as Chairman of the Board of Directors of Axonyx since April 1997.  At the 2001 Annual Meeting of Stockholders held on June 14, 2001 Mr. Angel was reelected as a director of Axonyx to serve until the 2002 Annual Meeting of Stockholders.  Mr. Angel has more than 30 years of experience in the pharmaceutical and biotechnology fields, primarily at Merck & Co., Inc.  Mr. Angel received his law degree from Yale Law School in 1960 and, after army service, was with the firm of Hughes Hubbard Blair & Reed until 1967.  Mr. Angel joined Merck in 1967 as Latin American attorney and served successively as European Counsel and International Counsel until 1977 when he relocated to London as Vice-President of Merck Sharp & Dohme (Europe), Inc.  During the next 8 years he served first as Regional Director responsible for Merck’s Scandinavian businesses and then as Chairman and Managing Director of Merck Sharp & Dohme Limited responsible for business activities in the United Kingdom, Ireland and Anglophone Africa.  From 1985 to 1993 Mr. Angel served as Vice-President, Public Affairs for Merck & Co., Inc.  Since 1993 Albert Angel has been President of Angel Consulting and since November 1994 Mr. Angel has been a partner in Naimark & Associates, both of which provide management, marketing, planning and public affairs advice to pharmaceutical and biotechnology companies.  He is also vice-chair of the National Board of Trustees of the National Jewish Medical and Research Center (Denver, Colorado).

Abraham E. Cohen.  Abraham E. Cohen has served as a director of Axonyx since May 2000.  At the 2001 Annual Meeting of Stockholders held on June 14, 2001 Mr. Cohen was reelected as a director of Axonyx to serve until the 2002 Annual Meeting of Stockholders.  Mr. Cohen is a retired Senior Vice President of Merck & Co. and President of the Merck Sharp & Dohme International Division (MDSI), which manufactures and markets human health products outside the United States.  Mr. Cohen joined MDSI in New York in 1957 and moved to India in 1960 during the early development stages of the Merck subsidiary there.  Subsequently, he played a key role in the development of Merck’s International pharmaceutical business, becoming the first Managing Director for Pakistan in 1962 and Regional Director for South Asia in 1964.  He became Regional Director for Northern Europe in 1967 and was elected MDSI’s Vice President for Europe in 1969.  In 1974, Mr. Cohen was elected Executive Vice President of MSDI at the division’s headquarters in Rahway, New Jersey, and became President of the Division in 1977.  In 1982, he was named to serve concurrently as a corporate Senior Vice President.  In this role, his responsibilities were significantly expanded to include oversight of worldwide strategic issues and the development and acquisition of new businesses outside the United States.  Mr. Cohen retired from Merck in January 1992.  He continues to be an active international business executive, serving as a director of Akzo Corporation, an international conglomerate, located in the Netherlands, Teva Pharmaceuticals in Israel, Gen-Probe USA, Smith Barney (mutual funds), Pharmaceutical Product Development, Inc., and Chugai Pharmaceutical Co. in Japan.  He is a trustee of the Population Council and he also serves as Chairman of Neurobiological Technologies, Inc., Vasomedical, Inc., Kramex Corporation, and Neuromuscular Electrical Stimulation Systems, Ltd in Israel.

Christopher Wetherhill.  Christopher Wetherhill has served as a director of Axonyx since August 1997.  At the 2001 Annual Meeting of Stockholders held on June 14, 2001 Mr. Wetherhill was reelected as a director of Axonyx to serve until the 2002 Annual Meeting of Stockholders.  From 1971 until 1977 he was the manager of the accounting and management services department at Arthur Young & Co., now Ernst & Young, Bermuda.  From 1977 to 1981, he was a director and financial controller of Offshore Contractors (Bermuda) Limited, a Bermuda company involved in offshore oil platform construction and shipping.  He is a Fellow of the Institute of Chartered Accountants in England and Wales, a member of the Bermudian and Canadian Institutes of Chartered Accountants, and a Fellow of the Institute of Directors and Freeman of the City of London.  Since September 21, 1994, Mr. Wetherhill has been the managing director of Boundary Bay Investments Limited, a major shareholder of Axonyx.  Mr. Wetherhill is a chartered accountant and from September 1981 to June 1996, he was the President and Chief Executive Officer of Hemisphere Management Limited of Bermuda, a corporate management company.  From June 1996 to December 2000 Mr. Wetherhill was President & CEO of MRM Financial Services Ltd. (the parent company of Hemisphere Management Limited).

There are no family relationships between any of the officers and directors.

Axonyx has constituted Audit, Nominating and Compensation Committees.  The Audit Committee consists of Messrs. Christopher Wetherhill, Abraham Cohen and Albert Angel, who are all outside directors.  The Nominating Committee consists of Messrs. Marvin Hausman and

Albert Angel.  The Compensation Committee consists of Messrs. Albert Angel, Abraham Cohen and Christopher Wetherhill.

The Audit Committee oversees Axonyx’s audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records.  The Board of Directors of Axonyx has adopted a written Charter for its Audit Committee.  The Nominating Committee makes proposals to the full Board concerning the hiring or engagement of directors, officers and certain employee positions.  The Compensation Committee makes proposals to the full Board for officer compensation programs, including salaries, option grants and other forms of compensation.  It is expected that these committees will meet periodically on an informal basis.

B.            Section 16(a) Beneficial Ownership Reporting Compliance.

A report on Form 4 filed on behalf of Steven C. Espey, a shareholder of Axonyx, did not include a reportable transaction due to clerical error, and an amended Form 4 was filed.

Item 11.                 Executive Compensation.

A.            Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by Axonyx during our last three fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001 to our Chief Executive Officer and each of the four highest paid executive officers of Axonyx whose annual salary and bonus for fiscal year 2001 exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation (4)		Long Term Compensation Awards
Name and principal position	Year	Salary ($)	Bonus ($)	Securities underlying Options (#)	All other compensation ($)
Marvin S. Hausman Dir., Pres. & CEO	2001	$225,000		95,000
	2000	$190,000	$150,000	250,000
	1999	$125,000	$150,000	200,000
Gosse B. Bruinsma Dir., COO (1)	2001	$170,000	$20,000	126,000
	2000	$43,000	$20,000	150,000
	1999
Michael M. Strage Dir., V.P., Treas. (2)	2001	$160,000		100,000	$50,000
	2000	$132,000	$30,000	140,000
	1999	$100,000	$45,000	40,000
Robert G. Burford V.P. (3)	2001	$175,000		38,000
	2000	$129,000	$50,000	100,000
	1999	$17,000		110,000
Michael R. Espey Dir., V.P., Sec.	2001	125,000		15,200
	2000	$125,000	$25,000	80,000
	1999	$84,000		20,000

(1)                                  Gosse B. Bruinsma, M.D. became an employee of Axonyx in October 2000.

(2)                                  Michael Strage resigned and was paid $50,000 in severance on December 31, 2001.

(3)                                  Robert G. Burford, through his company American Clinical Research Consultants, Inc., received a consulting fee of $61,000 for services rendered in 1999.

(4)                                  No Named Executive Officer was paid other annual compensation in an amount exceeding the lesser of either $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer.

B.                                    Option Grants in Fiscal Year 2001

The following table sets forth certain information with respect to option grants to our Named Executive Officers in 2001.  All of the grants were made under the Axonyx 2000 Stock Option Plan.  Axonyx has not granted any stock appreciation rights.

Option Grants in Fiscal Year 2001

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of securities underlying Options granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	5% ($)	10% ($)
Marvin S. Hausman (2)	95,000	24.3%	$3.16	12/10/11	$188,765	$478,610
Gosse B. Bruinsma (3)	50,000		$4.52	5/10/11	$142,150	$178,750
	76,000	32.2%	$3.16	12/10/11	$151,012	$382,888
Michael M. Strage (4)	100,000	25.6%	$3.16	12/10/11	$198,700	$503,800
Robert G. Burford (5)	38,000	9.7%	$3.16	12/10/11	$75,506	$191,444
Michael R. Espey (6)	15,200	3.9%	$3.16	12/10/11	$30,202	$76,577

(1)                                  These amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten year option term.  The assumed 5% and 10% rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Axonyx’s estimate of the future market price of the common stock.

(2)                                  On December 11, 2001, Axonyx granted 95,000 Non-Statutory Stock Options exercisable at $3.16 per share to Marvin S. Hausman, President & CEO of Axonyx, with 19,000 options vesting immediately, 19,000 vesting on December 1, 2002, 19,000 vesting on December 1, 2003, 19,000 vesting on December 1, 2004, and 19,000 vesting on December 1, 2005.

(3)                                  On May 11, 2001, Axonyx granted 50,000 Non-Statutory Stock Options exercisable at $4.52 to Gosse B. Bruinsma, M.D., Chief Operating Officer of Axonyx, with 25,000 options vesting immediately and 25,000 vesting on May 11, 2002.  On December 11, 2001, Axonyx granted 76,000 Incentive Stock Options exercisable at $3.16 per share to Gosse B. Bruinsma, M.D., with 15,200 options vesting immediately, 15,200 vesting on December 1, 2002, 15,200 vesting on December 1, 2003, 15,200 vesting on December 1, 2004, and 15,200 vesting on December 1, 2005.

(4)                                  On December 11, 2001, Axonyx granted 100,000 Non-Statutory Stock Options exercisable at $3.16 per share to Michael M. Strage, Vice President & Treasurer of Axonyx, with 25,000 options vesting immediately, 25,000 vesting on May 5, 2002, 25,000 vesting on May 5, 2003, and 25,000 vesting on May 5, 2004.

(5)                                  On December 11, 2001 Axonyx granted 38,000 Incentive Stock Options exercisable at $3.16 per share to Robert G. Burford, Vice President for Drug Development of Axonyx, with 7,600 options vesting immediately, 7,600 vesting on December 1, 2002, 7,600 vesting on December 1, 2003, 7,600 vesting on December 1, 2004, and 7,600 vesting on December 1, 2005.

(6)                                  On December 11, 2001 Axonyx granted 15,200 Non-Statutory Stock Options exercisable at $3.16 per share to Michael R. Espey, Vice President & Secretary of Axonyx, with 3,040 options vesting immediately,

3,040 vesting on December 1, 2002, 3,040 vesting on December 1, 2003, 3,040 vesting on December 1, 2004, and 3,040 vesting on December 1, 2005.

C.                                    Aggregate Option Exercises in Fiscal Year 2001 Year End Option Values

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2001.

Aggregated Option Exercises in Fiscal Year 2001 and Year-End Option Values (1)

	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the-money options at fiscal year end ($) (2)
Name	Exercisable/ unexercisable		Exercisable/ unexercisable
Marvin S. Hausman, M.D., Pres. & CEO	369,000	/	$58,180
	176,000		$16,720

Gosse B. Bruinsma, M.D., COO	140,200	/	$3,344
	135,800		$13,376

Michael M. Strage, V.P. & Treasurer	170,000	/	$20,400
	110,000		$22,000

Robert G. Burford, V.P.	117,600	/	$1,672
	130,400		$6,688

Michael R. Espey, V.P. & Secretary	73,040	/	$669
	42,160		$2,675

(1)           There were no exercises of options by Named Executive Officers in fiscal year 2001.

(2)                                  Dollar amounts reflect the net values of outstanding stock options computed as the difference between $3.38 (the fair market value at December 31, 2001) and the exercise price of the options.

D.            Compensation of Directors

Axonyx paid each of its non-employee directors (Messrs. Angel, Cohen and Wetherhill) an aggregate of $1,000 each for attending board meetings in 2001.  Directors are also reimbursed for their out-of-pocket expenses incurred to attend meetings.

Mr. Angel was also paid $9,875.00 during the year 2001 for office overhead expenses, including compensation for the use of a portion of Mr. Angel’s residence.

The non-employee directors of Axonyx were granted stock options in fiscal year 2001 under the Axonyx Inc. 2000 Stock Option Plan, as described below.

On December 11, 2001, Axonyx granted 76,000 Non-Statutory Stock Options exercisable at $3.16 per share to Albert D. Angel, Chairman of the Board of Directors, with 15,200 vesting immediately, 15,200 vesting on December 1, 2002, 15,200 vesting on December 1, 2003, 15,200 vesting on December 1, 2004, and 15,200 vesting on December 1, 2005.

On December 11, 2001 Axonyx granted 7,600 Non-Statutory Stock Options exercisable at $3.16 per share to Abraham Cohen, a director of Axonyx, with 1,520 options vesting immediately, 1,520 options vesting on December 1, 2002, 1,520 options vesting on December 1, 2003, 1,520 options vesting on December 1, 2004, and 1,520 options vesting on December 1, 2005.

On December 11, 2001 Axonyx granted 7,600 Non-Statutory Stock Options exercisable at $3.16 per share to Christopher Wetherhill, a director of Axonyx, with 1,520 vesting immediately, 1,520 vesting on December 1, 2002, 1,520 vesting on December 1, 2003, 1,520 vesting on December 1, 2004, and 1,520 vesting on December 1, 2005.

E.             Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

Axonyx does not have employment contracts with any of its Named Executive Officers, except as follows:

Gosse B. Bruinsma, M.D., Director, Chief Operating Officer.  On August 23, 2000, Axonyx signed an Employment Agreement with Dr. Bruinsma under which Dr. Bruinsma agreed to serve as President of Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc, and was to be paid D fl 425,000 in annual salary, a $20,000 annual bonus, and granted a stock option to purchase 150,000 shares of common stock exercisable at $9.50 per share, with 25,000 options vesting immediately, 25,000 options vesting on October 1, 2001, 25,000 vesting on October 1, 2002, 25,000 options vesting on October 1, 2003 and 25,000 options vesting on October 1, 2004.  In addition, $25,000 per year is available to Dr. Bruinsma for reimbursement of expenses, including for the use of a home office and personal equipment, health insurance, disability insurance, life insurance, pension distribution and auto lease premium.

Robert G. Burford, Ph.D., Vice President for Product Development.  On November 10, 1999, Axonyx signed a letter agreement with Robert Burford under which Dr. Burford agreed to serve as the Vice President for Product Development, and was paid $100,000 per year until July 2000, after which Dr. Burford’s salary was increased to $150,000 per year.  In addition, Dr. Burford was granted an Incentive Stock Option to purchase 100,000 shares at $8.125 per share, with 12,500 shares vesting immediately, 12,500 options vesting on August 31, 2000, 25,000 options vesting on August 31, 2001, 25,000 options vesting on August 31, 2002, and 25,000 options vesting on August 31, 2003.

Axonyx does not have any arrangements with its executive officers triggered by termination of employment or change in control other than the following.  All options granted under the 1998 Stock Option Plan and the 2000 Stock Option Plan, including those to its executive officers, provide for accelerated vesting upon a change in control, among other events.

F.             Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2001.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,895,500		$5.88	104,500
Equity compensation plans not approved by security holders	643,600	(2)	$4.09	—
Total	3,549,100		$5.55	104,500

(1)                                  Axonyx has granted options to purchase an aggregate of 1,971,100 shares of common stock under its 1998 Stock Option Plan and 924,400 shares of common stock under its 2000 Stock Option Plan.  As approved by stockholders, Axonyx may grant options to purchase up to 28,900 shares of common stock under its 1998 Stock Option Plan and up to 75,600 shares under its 2000 Stock Option Plan.

(2)                                  Axonyx granted options to purchase an aggregate of 514,600 shares of common stock to officers and directors in 2001, which grants are contingent upon stockholder approval of an increase in the number of shares reserved for issuance under the Axonyx 2000 Stock Option Plan.  Axonyx may grant options to purchase up to an additional 485,600 shares of common stock under its 2000 Stock Option Plan, which grants are also contingent on stockholder approval of the increase in the number of shares reserved under the Axonyx 2000 Stock Option Plan.  Axonyx has granted an aggregate of 129,000 options to consultants and advisors outside of its 1998 and 2000 stock option plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Axonyx’s common stock as of March 15, 2002 (a) by each person known to Axonyx to own beneficially 5% or more of any class of Axonyx’s common stock, (b) by each of Axonyx’s Named Executive Officers and directors and (c) by all executive officers and directors of Axonyx as a group.  As of March 15, 2002 there were 17,247,371 shares of common stock of Axonyx issued and outstanding.  The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 15, 2002 upon the exercise of all options and other rights beneficially owned on that date.  Unless otherwise noted, Axonyx believes that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Marvin S. Hausman, M.D. (2)	2,249,183	10.67%

Albert D. Angel (3)	1,014,200	5.71%

Christopher Wetherhill (4)	745,770	4.30%

Michael M. Strage (5)	400,000	2.32%

Michael R. Espey (6)	322,665	1.86%

Robert G. Burford, Ph.D. (7)	117,600	0.67%

Gosse B. Bruinsma, M.D. (8)	140,200	0.80%

Abraham E. Cohen (9)	61,520	0.35%

All directors and executive officers (eight persons) as a group	3,538,418	26.13%

Steven C. Espey (10)	1,856,000	10.76%

Kilkenny Capital Management, LLC (11)	1,455,000	8.21%

(1)           Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 825 Third Avenue, 40th Floor, New York, NY 10022.

(2)           Marvin S. Hausman, M.D.  Includes:  (i) 1,880,183 shares owned by Dr. Hausman; (ii) 200,000 vested but unexercised options exercisable at $3.11 per share granted on January 13, 1999, (iii) 75,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, (iv) 75,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (v) 19,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include: (i) 3,000 shares gifted to Dr. Hausman’s three adult children, with 1,000 to each in October 1999, (ii) 200 shares gifted to Roberta Matta in October 1999, (iii) 5,000 shares gifted to a religious institution in October 2000, (iv) 5,000 shares gifted to six non-affiliate donees in September 2000, (iv) 10,550 shares gifted to six non-affiliate donees, including Dr. Hausman’s three adult children in July 2001, (v) 4,300 shares gifted to three non-affiliate donees in October 2001, (vi) 3,000 shares gifted to a non-affiliate donee in October 2001, (vii) 12,300 shares gifted to Dr. Hausman’s three adult children and Roberta Matta in December 2001, (viii) 4,717 shares gifted to two non-affiliate donees in December 2001, (ix) 25,000 unvested options exercisable at $11.50 per share granted on January 10, 2000, (x) 75,000 unvested options exercisable at $7.91 per share granted on December 15, 2000, and (xii) 76,000 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(3)           Albert D. Angel.  Includes: (i) 516,000 shares owned by Mr. Angel, (ii) 8,000 common stock purchase warrants exercisable at $11.00 per share purchased in a private placement on September 28, 1999, (iii) 300,000 vested but unexercised options exercisable at $2.88 per share granted to Mr. Angel on January 13, 1999, (iv) 75,000 vested but unexercised options exercisable at $11.50 per share granted to Mr. Angel on January 10, 2000, (iii) 100,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (iv) 15,200 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include:  (i) 25,000 unvested options exercisable at $11.50 per share granted on January 10, 2000; (ii) 100,000 unvested options exercisable at $7.91 per share granted on December 15, 2000, and (iii) 60,800 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(4)           Christopher Wetherhill.  Includes: (i) 107,500 shares owned by Mr. Wetherhill; (ii) 517,250 shares held by Boundary Bay Investments Ltd. (BBI), a corporation controlled by Mr. Wetherhill; and (iii) 37,500 held by Byland Holdings Ltd., a shareholder of BBI controlled by Mr. Wetherhill; (iv) 24,000 common stock purchase warrants exercisable at $11.00 per share held by BBI; (v) 8,000 common stock purchase warrants exercisable at $11.00 per share held by Byland Holdings; (vi) 40,000 vested but unexercised options exercisable at $2.88 per share granted on January 13, 1999 held in Mr. Wetherhill’s name; (vii) 10,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000 held in Mr. Wetherhill’s name, and (viii) 1,520 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001 held in Mr. Wetherhill’s name.  Mr. Wetherhill holds a controlling position as the Managing Director of BBI and is the sole beneficial owner of Byland Holdings Ltd., a shareholder of BBI.  Does not include (i) 10,000 unvested options exercisable at $7.91 per share granted on December 15, 2000; and (ii) 6,080 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(5)           Michael M. Strage.  Effective January 1, 2002, Michael Strage is no longer an officer or director of Axonyx.  Includes: (i) 230,000 shares owned by Mr. Strage; (ii) 40,000 vested but unexercised options exercisable at $2.88 per share granted on January 13, 1999, (iii) 30,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, (iv) 25,000 vested but unexercised options exercisable at $11.00 per share granted on May 5, 2000, (v) 25,000 unexercised options exercisable at $11.00 per share granted on May 5, 2000 that will vest within 60 days, (vi) 25,000 vested but unexercised options exercisable at $3.16 per share exercisable at $3.16 per share granted on December 11, 2001, and (vii) 25,000 unexercised options exercisable at $3.16 per share granted on December 11, 2001 that will vest within 60 days.  Does not include:  (i) 10,000 unvested options exercisable at $11.50 per share granted on January 10, 2000; (ii) 50,000 unvested options exercisable at $11.00 per share granted on May 5, 2000, and (iii) 50,000 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(6)           Michael R. Espey.  Includes: (i) 249,625 shares owned by Mr. Espey; (ii) 20,000 vested but unexercised options exercisable at $8.50 per share granted on June 7, 1999; (iii) 30,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000; (iii) 20,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (iv) 3,040 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include (i) 10,000 unvested options exercisable at $11.50 per share granted on January 10, 2000; (ii) 20,000 unvested options exercisable at $7.91 per share granted on December 15, 2000, and (iii) 12,160 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(7)           Robert G. Burford.  Includes: (i) 2,500 vested but unexercised options exercisable at $4.70 granted on March 25, 1999, (ii) 7,500 vested but unexercised options exercisable at $7.20 granted on October 1, 1999; (iii) 50,000 vested but unexercised options exercisable at $8.125 per share granted on November 1, 1999; (iv) 50,000 vested but unexercised options exercisable at $7.91 per share granted on December 25, 2000, and (v) 7,600 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include (i) 50,000 unvested options exercisable at $8.125 per share granted on November 1, 1999; (ii) 50,000 unvested options exercisable at $7.91 per share granted on December 25, 2000; and (iii) 30,400 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(8)           Gosse B. Bruinsma, M.D.  Includes: (i) 75,000 vested but unexercised options exercisable at $9.50 per share granted on October 10, 2000; (ii) 25,000 vested but unexercised options exercisable at $4.52 per share granted on May 11, 2001; (iii) 25,000 unexercised options exercisable at $4.52 per share granted on May 11, 2001 that will vest within 60 days, and (iv) 15,200 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include (i) 75,000 unvested options exercisable at $9.50 per share granted on October 10, 2000; (ii) 60,800 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(9)           Abraham E. Cohen.  Includes (i) 10,000 shares owned by Mr. Cohen; (ii) 30,000 vested but unexercised options exercisable at $11.00 per share granted on May 5, 2000; (iii) 10,000 unexercised options exercisable at $11.00 per share granted on May 5, 2000 that will vest within 60 days; (iv) 10,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (v) 1,520 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include (i) 10,000 unvested options exercisable at $11.00 per share granted on May 5, 2000; (ii) 10,000 unvested options exercisable at $7.91 per share granted on December 15, 2000, and (iii) 6,080 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(10)         Steven Espey is Michael Espey’s stepfather.  Mr. Espey’s address is 358 East 69th Street, New York, NY 10021.

(11)         Kilkenny Capital Management, LLC.  This information is derived from a Schedule 13G dated December 14, 2001 filed with the Securities and Exchange Commission by Kilkenny Capital Management, LLC (“Kilkenny”), Michael P. Walsh (“Walsh”), and KCM Biomedical L.P. (“KCM”).  Kilkenny and Walsh hold 1,455,000 shares.  Of the 1,455,000 shares held by Kilkenny and Walsh 1,059,000 shares are held by KCM.  Kilkenny is an investment advisor whose clients have the right to receive or the power to direct receipt of dividends from, or the proceeds from the sale of, the shares.  Walsh is the manager of Kilkenny.  Kilkenny is the general partner of KCM, an investment limited partnership.  The address of Kilkenny, Walsh and KCM is One Financial Place, Suite 1021, Chicago, IL 60605.

Item 13.            Certain Relationships and Related Transactions.

On October 2, 2000, Axonyx entered into a Data Management and Reporting Services Agreement with Clinfo Systems, LLC.  Robert G. Burford, Vice President, Product Development of Axonyx, is a founding member of Clinfo Systems and owns a fifty percent (50%) membership interest.  Pursuant to the agreement, Clinfo Systems provides data management and reporting services in connection with certain clinical trials conducted by Axonyx.  Axonyx paid Clinfo Systems $282,000 for services rendered, of which $162,000 was paid during 2001.  The agreement expired September 30, 2001, but was extended by mutual agreement through the end of the year.  On January 2, 2001, Axonyx entered into a second Data Management and Reporting Services Agreement with Clinfo Systems.  Pursuant to the second agreement, Clinfo Systems provides data management and reporting services in connection with certain other clinical trials conducted by Axonyx.  Axonyx has paid Clinfo Systems $190,000 for services rendered in 2001.  The second agreement expired July 31, 2001, but was extended by mutual agreement to allow for completion of the services.  It is expected that an additional payment will be made in the amount of approximately $50,000 in 2002.

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Financial Statements.

The financial statements as set forth under Item 8 of this report are incorporated by reference.

(b)      Reports on Form 8-K.

We filed a Current Report on Form 8-K, Items 5 and 7, on December 31, 2001, announcing our private placement of 985,000 shares of our common stock for an aggregate purchase price of $6.4 million.

(c)      Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

AXONYX INC.

INDEX TO EXHIBITS

Exhibits	Description of Document
2.1

Agreement of Merger between Axonyx Inc. and Ionosphere, Inc. dated December 23, 1998 (Incorporated by reference to the corresponding exhibit to the Registration Statement on Form 10-SB previously filed by Axonyx on March 17, 1999 (File No. 000-25571) (the “March 17, 1999 10-SB”)

2.2	Articles of Merger (Delaware) dated December 28, 1998 and Certificate of Correction dated March 10, 1999 (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

2.3	Articles of Merger (Nevada) dated December 28, 1998 (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

3.1	Restated Articles of Incorporation dated June 23, 2000 (Incorporated by reference to exhibit number 3.0(i) to the Quarterly Report on Form 10-QSB previously filed by Axonyx on August 14, 2000)

3.2	By-Laws (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

4.1	Form of Common Stock Purchase Warrant AXB (Incorporated by reference to exhibit 4.3 to the Annual Report on Form 10-KSB previously filed by Axonyx on March 13, 2000 (the “March 13, 2000 10-KSB”))

4.2	Form of Registration Rights Agreement 1999 (Incorporated by reference to exhibit 4.4 to the March 13, 2000 10-KSB)

4.3

Form of Warrant (Stonegate Securities) (Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-KSB previously filed by Axonyx on March 22, 2001 (the “March 22, 2001 10-KSB”))

4.4	Form of Common Stock Purchase Warrant AXC (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K previously filed by Axonyx on December 13, 2001 (the “December 13, 2001 8-K”))

4.5

Form of Warrant (SCO Financial Group) (Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-3 previously filed by Axonyx on January 3, 2002 (File No. 333-76234))

10.1	1998 Stock Option Plan (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

10.2(a)	2000 Stock Option Plan (Incorporated by reference to exhibit 99.2 to the Registration on Form S-8 previously filed by Axonyx on October 17, 200 (file number 333-48088))

10.2(b)	First Amendment to 2000 Stock Option Plan

10.3(a)

Patent License Agreement - Exclusive between the Public Health Service and CURE, LLC dated January 31, 1997 (Incorporated by reference to exhibit 10.2 to the Registration Statement on Form 10-SB Amendment No. 1 previously filed by Axonyx on August 10, 1999 (File no. 000-25571) (the “August 10, 1999 10-SB/A”))

10.3(b)	License Agreement between the Axonyx Inc. and CURE, LLC dated February 27, 1997 (Incorporated by reference to exhibit 10.2 to the March 17, 1999 10-SB)

10.4	Research and License Agreement between the Axonyx Inc. and New York University dated April 1, 1997 (Incorporated by reference to exhibit 10.3 to the March 17, 1999 10-SB)

10.5	Amendment to Research and License Agreement between Axonyx Inc. and New York University dated August 25, 1998 (Incorporated by reference to exhibit 10.4 to the March 17, 1999 10-SB)

10.6

Second Amendment to Research and License Agreement between Axonyx Inc. and New York University dated March 19, 1999 (Incorporated by reference to exhibit A to the Quarterly Report on Form 10-Q previously filed by Axonyx on June 30, 1999)

10.7	Financial Consulting Agreement between Axonyx Inc. and Intertrend Management, Ltd. dated November 6, 1998 (Incorporated by reference to the corresponding exhibit to the August 10, 1999 10-SB/A)

10.8

Development Agreement and Right to License between Axonyx Inc. and Applied Research Systems ARS Holding N.V. dated May 17, 1999 (Incorporated by reference to exhibit 99(c) to the Current Report on Form 8-K previously filed by Axonyx on June 1, 1999)

10.9	License Agreement between Axonyx Inc. and Applied Research Systems ARS N.V. dated September 15, 2000 (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

10.10	Sponsored Research Agreement between the University of Melbourne and Axonyx Inc. dated October 1, 1999 (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

10.11	Common Stock Underwriting Agreement between Ramius Securities, LLC and Axonyx Inc. dated October 25, 2000 (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

10.12	Stand-By Purchase Agreement between Ramius Capital Group, LLC and Axonyx Inc. dated October 25, 2000 (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

10.13	Lease Agreement between Axonyx Inc. and Business Service Center of Seattle dated January 28, 1999 (Incorporated by reference to exhibit 10.5 to the March 17, 1999 10-SB)

10.14	Occupancy Agreement between Axonyx Inc., J.A. Bernstein & Co. and The Garnet Group, Inc. dated December 14, 1999 (Incorporated by reference to exhibit 10.10 to the March 13, 2000 10-KSB)

10.15	Letter Agreement between Axonyx Inc. and J.A. Bernstein & Co. dated December 9, 1999 (Incorporated by reference to exhibit 10.11 to the March 13, 2000 10-KSB)

10.16

Data Management and Reporting Services Agreement between Axonyx Inc. and Clinfo Systems, LLC dated October 2, 2000 (Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-KSB Amendment No. 1 previously filed by Axonyx on May 15, 2001 (the “May 15, 2001 10-KSB/A”)

10.17	Data Management and Reporting Services Agreement between Axonyx Inc. and Clinfo Systems, LLC dated January 2, 2001 (Incorporated by reference to the corresponding exhibit to the May 15, 2001 10-KSB/A)

10.18†

Research Agreement between Thomas Jefferson University and Axonyx Inc. dated as of April 1, 2001 (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q previously filed by Axonyx on May 15, 2001)

10.19	Sponsored Research Agreement and Option between Mayo Foundation for Medical Education and Research, Mayo Clinic Jacksonville and Axonyx Inc. dated May 1, 2001

10.20	Research Agreement between Indiana University and Axonyx Inc. dated August 15, 2001

10.21	Common Stock and Warrant Purchase Agreement dated December 4, 2001 (Incorporated by reference to exhibit 10.1 to the December 13, 2001 8-K)

10.22*	Employment Agreement by and between Axonyx Europe B.V. and Dr. Gosse Bruinsma dated October 10, 2000

10.23*	Letter Agreement between Axonyx Inc. and Dr. Robert Burford dated November 10, 1999

21	List of Subsidiaries (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

23.1	Consent of Richard A. Eisner & Company LLP, Independent Accountant

*	Indicates management compensation agreement
†	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stevenson, Washington on this 25th day of March, 2002.

AXONYX INC.

:	By	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 25th of March, 2002.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Director, President & Chief Executive Officer (Principal Executive Officer)
Marvin S. Hausman, M.D.

/s/ Gosse B. Bruinsma, M.D.	Director, Chief Operating Officer, Treasurer
Gosse B. Bruinsma, M.D.	(Principal Financial and Accounting Officer)

/s/ Michael R. Espey	Director, Vice President & Secretary
Michael R. Espey

/s/ Albert D. Angel	Director
Albert D. Angel

/s/ Abraham E. Cohen	Director
Abraham E. Cohen

/s/ Christopher Wetherhill	Director
Christopher Wetherhill

AXONYX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 and 1999

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Axonyx Inc.

We have audited the accompanying consolidated balance sheets of Axonyx Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Axonyx Inc. and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Richard A. Eisner & Company, LLP

New York, New York

February 21, 2002

Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$9,115,000	$10,363,000
Equipment, net of accumulated depreciation of $25,000 and $11,000	52,000	52,000
Security deposits	44,000	42,000

	$9,211,000	$10,457,000

LIABILITIES
Current liabilities:
Accounts payable	$604,000	$536,000
Accrued expenses	416,000	238,000

Total current liabilities	1,020,000	774,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — $.001 par value, 15,000,000 shares authorized; none issued
Common stock — $.001 par value, 75,000,000 shares authorized; 17,247,371 and 15,277,371 shares issued and outstanding in 2001 and 2000,
respectively	17,000	15,000
Additional paid-in capital	27,570,000	20,941,000
Unearned compensation	(30,000)	(51,000)
Accumulated deficit	(19,366,000)	(11,222,000)

	8,191,000	9,683,000

	$9,211,000	$10,457,000

Consolidated Statements of Operations

	Year Ended December 31,

	2001	2000	1999

Revenue	$0	$1,605,000	$146,000

Costs and expenses:
Research and development	5,153,000	3,516,000	3,277,000
General and administrative	3,277,000	3,482,000	1,929,000

	8,430,000	6,998,000	5,206,000

Loss before interest and foreign exchange	(8,430,000)	(5,393,000)	(5,060,000)

Interest expense			(13,000)
Interest income	310,000	497,000	71,000
Gain (loss) on foreign exchange	(24,000)	26,000

Net loss	$(8,144,000)	$(4,870,000)	$(5,002,000)

Net loss per common share - basic and diluted	$(.53)	$(.33)	$(.39)

Weighted average shares - basic and diluted	15,423,000	14,716,000	12,668,000

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Number		Additional			Total
	of		Paid-in	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance - January 1, 1999	12,220,002	$12,000	$3,363,000	$(41,000)	$(1,350,000)	$1,984,000
Issuance of common stock and warrants (net of expenses of $ 5,000) — January 1999	10,000		20,000			20,000
Issuance of common stock and warrants — October 1999	20,000		100,000			100,000
Issuance of common stock and warrants (net of expenses of $243,000) — May 24, 1999 to December 31, 1999	820,000	1,000	4,879,000			4,880,000
Issuance of stock for services — June 1999	104,000		858,000			858,000
Stock options granted			270,000	(270,000)		0
Common stock issued on conversion of notes — September 1999	100,000		200,000			200,000
Shares issuable to New York University and scientists (issued in 2000)	305,074		1,965,000			1,965,000
Amortization				282,000		282,000
Net loss					(5,002,000)	(5,002,000)

Balance - December 31, 1999	13,579,076	13,000	11,655,000	(29,000)	(6,352,000)	5,287,000
Issuance of common stock and warrants — net of expenses	666,000	1,000	3,705,000			3,706,000
Stock options granted			233,000	(233,000)		0
Shares issued to New York University and scientists	12,295		138,000			138,000
Exercise of common stock warrants and options	1,020,000	1,000	3,749,000			3,750,000
Amortization				211,000		211,000
Issuance of common stock options for consulting services			1,185,000			1,185,000
Issuance of common stock warrants			276,000			276,000
Net loss					(4,870,000)	(4,870,000)

Balance - December 31, 2000	15,277,371	15,000	20,941,000	(51,000)	(11,222,000)	9,683,000
Issuance of common stock and warrants — net of expenses	1,970,000	2,000	6,014,000			6,016,000
Amortization				21,000		21,000
Issuance of common stock options for consulting services			615,000			615,000
Net loss					(8,144,000)	(8,144,000)

Balance - December 31, 2001	17,247,371	$17,000	$27,570,000	$(30,000)	$(19,366,000)	$8,191,000

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(8,144,000)	$(4,870,000)	$(5,002,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,000	8,000	284,000
Common stock warrants and options issued for services	790,000	1,810,000	2,823,000
Changes in:
Security deposits	(2,000)	(20,000)	(18,000)
Accounts payable	68,000	486,000	50,000
Accrued expenses	24,000	(65,000)	174,000
Deferred revenue		(104,000)	104,000

Net cash used in operating activities	(7,250,000)	(2,755,000)	(1,585,000)

Cash flows from investing activities:
Purchase of equipment	(14,000)	(45,000)	(16,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, warrants and exercise of warrants	6,016,000	7,754,000	5,452,000

Net (decrease) increase in cash and cash equivalents	(1,248,000)	4,954,000	3,851,000
Cash and cash equivalents at beginning of year	10,363,000	5,409,000	1,558,000

Cash and cash equivalents at end of year	$9,115,000	$10,363,000	$5,409,000

Supplemental disclosure of cash flow information:
Cash paid for interest			$23,000
Noncash financing activities:
Notes converted into common stock			$200,000

NOTE A - THE COMPANY

The Company is a biopharmaceutical company engaged in the acquisition and development of proprietary pharmaceutical compounds and new technologies useful in the diagnosis and treatment of Alzheimer’s Disease (AD), other memory disorders and Mad Cow Disease.  The Company’s lead drug, Phenserine, is a third generation acetylcholinesterase inhibitor.  A Phase II proof-of-concept clinical trial in Alzheimer’s patients was completed in 2001.  There can be no assurance that the Company will be able to license its technology, develop a commercial product, or that the Food and Drug Administration will grant approval to the Company’s products.  The Company outsources principally all of its research and development activities, which are overseen by Company personnel.

Note B - Significant Accounting Policies

[1]                   Principles of consolidation:

The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in Holland.  All intercompany balances and transactions have been eliminated in consolidation.  Gains and losses on foreign currency transactions are currently reflected in results of operations.

[2]                   Cash equivalents:

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents.

[3]                   Equipment:

Equipment is carried at cost less an allowance for depreciation.  Depreciation is recorded using the straight-line method over the estimated useful life of the equipment of five years.

[4]                   Research, development and patent:

Research and development costs including certain costs related to patent applications are expensed as incurred.

[5]                   Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.

[6]                   Revenue recognition:

The Company defers recognition of revenue from fees received in advance unless they represent the culmination of a separate earnings process.  Such fees are recognized in income over the term of the arrangement.

[7]                                 Stock-based compensation:

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to apply the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.  The Company has elected to apply APB 25 in accounting for its employees’ stock options.

[8]                   Net loss per common share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires the reporting of basic and diluted earnings or loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  As all potential common shares are anti-dilutive, their effects are not included in the calculation of diluted loss per share.  For the years ended December 31, 2001, 2000 and 1999, potential common shares aggregating 5,012,000, 2,910,000 and 2,390,000, respectively, were excluded in computing the per share amounts.

[9]                   Concentration of credit risk:

Financial instruments which potentially subject the Company to concentration of credit risks consist principally of cash and cash equivalents.  The Company primarily holds its cash and cash equivalents in two money market brokerage accounts and commercial paper.  In addition, as of December 31, 2001, the Company maintained approximately $168,000 in foreign bank accounts ($161,000 of which is United States dollar denominated).

[10]            Presentation:

Certain prior year amounts have been reclassified to conform with current year presentation.

Note C - Development and Licensing Agreements

[1]                   Agreement with New York University (“NYU”):

In April 1997, the Company entered into a research and license agreement with NYU, as subsequently amended, to provide funding and to sponsor research relating to the diagnosis and treatment of Alzheimer’s Disease and other amyloidosis disorders, in exchange for a payment by Axonyx of $25,000 upon signing of the agreement, sixteen consecutive quarterly payments of $75,000 beginning on April 1, 1997, and 600,000 shares of common stock with a fair value at time of issuance of $240,000 (issued to NYU and its scientists, collectively “NYU stockholders”).  The agreement also provides for payments to NYU aggregating $175,000 upon achieving certain clinical and regulatory milestones.  In addition, the Company has agreed to pay NYU royalties of up to 4% of the first $100 million net sales related to products covered and 2% thereafter under the agreement with minimum royalty payments of $150,000 beginning in 2003 through the expiration or termination of the agreement, as defined.  Through December 31, 2001, the Company has paid $1,225,000 to NYU under the agreement.

In addition, in connection with the agreement entered into with NYU and its scientists, the Company granted additional shares of the Company’s common stock pursuant to certain antidilution provisions at a purchase price of $.001 per share.  The agreements provided for the purchase of additional shares based on a formula of the Company’s capital raising activities.  During 1999, the Company recorded a charge of approximately $1,965,000 representing the 305,074 shares deemed issuable (which were issued in 2000) for nominal consideration under the agreement.  In 2000, the Company issued an additional 12,295 shares to NYU as final consideration under the anti-dilution provisions and recorded a charge of $138,000.

[2]                   Agreement with Cure, L.L.C. (“CURE”):

In February, 1997, the Company entered into a sub-license agreement (“CURE Agreement”) with CURE where by the Company would receive the rights covering the patents that CURE obtained through the “PHS Patent License Agreement-Exclusive” it entered into with the Public Health Service.  Such licensed rights cover the Company’s acetylcholinesterase inhibitor, Phenserine and its analogs, and certain butyrylcholinesterase inhibitor compounds.  The CURE Agreement provided for a payment by the Company of $15,000 upon signing of the agreement and a payment of $10,000 six months after the signing of the agreement.  The CURE Agreement also provides for payments to CURE aggregating $600,000 when certain clinical and regulatory milestones are achieved.  In addition, the Company has agreed to pay CURE royalties, of up to 3% of the first $100 million and 1% thereafter, of net product sales and sub-license royalties, as defined under the agreement, with minimum annual royalty payments of $10,000 beginning on January 31, 2000, increasing to $25,000 per annum on commencement of sales of the product until the expiration or termination of the agreement.  Any royalty payments made to CURE shall be credited against the minimum payments.  Through December 31, 2001, the Company has paid $45,000 under the CURE Agreement.

[3]                   Agreement with Applied Research Systems ARS Holding N.V.:

Effective as of May 17, 1999, Axonyx Inc. entered into a Development Agreement and Right to License (the “Development Agreement”) with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Serono International, SA (“Serono”).  Under the Development Agreement, the Company granted to Serono an exclusive right to license its patent rights and know-how regarding its amyloid inhibitory peptide (AIP) and prion inhibitory peptide (PIP) technology.  Serono paid Axonyx a $250,000 nonrefundable fee for the right to license, which was amortized over the right to license term of one year.  Accordingly, during the years ended December 31, 2000 and 1999, revenues of $105,000 and $146,000, respectively, were recognized under this agreement.

In 2000, the Company and Serono finalized a definitive Licensing Agreement.  Serono paid the Company a non-refundable, noncreditable license fee of $1.5 million which was recognized as revenue in 2000 as the payment of the fee represented the culmination of an earnings process.  The license agreement grants Serono exclusive worldwide patent rights to Axonyx’s AIP and PIP technology.

[4]                   Agreement with the University of Melbourne (Australia):

In October 1999, the Company entered into an agreement with the University of Melbourne (Australia).  Under the agreement, the Company committed to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s disease.  In addition to the costs associated with the filing and prosecution of any patent applications, the Company committed approximately $60,000 per year for each year in the three-year period ending October 2002 to develop a diagnostic test for Alzheimer’s disease.  Both parties will own any resulting intellectual property as tenants in common in equal shares.  In addition, the Company has an option to acquire for $25,000 each, an exclusive worldwide license for each intellectual property or patent resulting from the research project, and an existing patent application.  During 2001, the Company provided a third party with the opportunity to evaluate certain diagnostic information and received $90,000, which was credited against research and development costs associated with the Company’s diagnostic test development program.

[5]                   Agreement with Thomas Jefferson University:

In April 2001, the Company entered into an agreement with Thomas Jefferson University pursuant to which the Company agreed to fund a research program for two years at a cost of $125,000 per year.  The research program relates to a Gilatide, a peptide, and related analog compounds that potentially will enhance memory and cognition.  The agreement also provides for payments to Thomas Jefferson University aggregating $300,000 when certain regulatory milestones are achieved.  In addition, the Company has agreed to pay royalties of 2% of the first $50 million of net sales and 1% thereafter.  Thomas Jefferson University granted the Company certain rights to acquire from the University intellectual property relating to the Gilatide technology and to any invention arising out of the research program.

Note D - Income Taxes

At December 31, 2001, the Company has available a net operating loss carryforward of approximately $5,483,000, expiring through 2021, that may be used to offset future federal taxable income.  At December 31, 2001, the Company also has a research and development credit carryforward of approximately $311,000 available to offset future federal income tax.  A portion of the net operating loss carryforward is subject to annual limitations as a result of ownership changes.  Future issuances of stock may subject the Company to additional limitations on its net operating loss carryforward and its research and development credit carryforward.

At December 31, 2001 there are $10,719,000 of timing differences in reporting items for tax and financial accounting purposes, relating to research and development expenses and stock option charges.  At December 31, 2001 and 2000, the Company has deferred tax assets of approximately $7,728,000 and $3,800,000, respectively.  The deferred tax asset at December 31, 2001 is comprised of the tax effect of the net operating loss carryforwards ($2,510,000), the timing differences ($4,907,000) and the research and development credit carryforwards ($311,000).  The Company has not recorded a benefit from its deferred tax asset because realization of the benefit is uncertain.  Accordingly, a valuation allowance, which increased by approximately $3,928,000, $800,000 and $2,505,000 during 2001, 2000, and 1999, respectively, has been provided for the full amount of the deferred tax asset.

Note E - Related Party Transactions

In April and September 1998, the Company issued convertible notes for an aggregate of $200,000 to a stockholder of the Company.  The notes were due in 2000, bore interest at 9% and were convertible into common stock at $2 per share.  During September 1999, the holder converted the notes into 100,000 shares of common stock.

In 2000 and 2001, the Company received data management and reporting services from Clinfo Systems, LLC (“Clinfo”) in connection with certain clinical trials being conducted.  An officer of the Company is a founding member and fifty percent owner of Clinfo.  The Company incurred $370,000 (including $18,000 accrued at December 31, 2001) and $120,000 of expenses in 2001 and 2000, respectively, from services provided by Clinfo.

The Chairman of the Board of Directors of the Company, who is also a stockholder, received a $47,000 consulting fee for services rendered in 2000.

Note F - Stockholders’ Equity

[1]                   Sale of common stock and warrants:

During 1998 and 1999, the Company sold 103 units (102 of which were sold in 1998), yielding net proceeds of $20,000 in 1999.  Each unit consisted of 10,000 shares of common stock and 10,000 warrants exercisable to purchase common stock at $3.75 per share.

Also during 1999, the Company received $100,000 on the sale of 20,000 shares of common stock and 20,000 warrants exercisable to purchase common stock at $11.00 per share.

Additionally during 1999, the Company sold 205 units, yielding net proceeds of $4,880,000.  Each unit consisted of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $11.00 per share.  An additional 156.5 units were sold in 2000, yielding net proceeds of $3,706,000.

During 2001, the Company sold 1,970,000 shares of common stock with 985,000 warrants yielding net proceeds of $6,016,000 after deducting offering costs of $404,000. In addition, the Company issued 100,000 warrants to the placement agents.  The 1,085,000 warrants are exercisable through December 4, 2003 at $3.91 per share.

[2]                   Warrants:

At December 31, 2001, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of	Exercise	Expiration	Call
Shares	Price	Date	Price
50,000	$12.34	October 25, 2003
1,085,000	$3.91	December 4, 2003	$11.73
66,000	$7.12	January 4, 2004
763,000	$11.00	August 1, 2004	$20.00
24,000	$6.81	February 13, 2006

Certain warrants are subject to call by the Company if the average closing bid price of the Company’s common stock is equal to or greater than the call price for a specified period.  In 2000, the Company called 1,100,000 warrants with an exercise price of $3.75 of which 990,000 were exercised.  The Company received $3,713,000 from the warrant call.

In addition, 30,000 options were exercised at $1.25 in 2000, yielding proceeds of $37,000.

The weighted average exercise price of warrants outstanding at December 31, 2001 was $6.96 and the weighted average remaining contractual life of the warrants was 2.16 years.

[3]                   Common stock:

In August 1997, the Company awarded a Director 500,000 shares of common stock of which 250,000 shares vest through March 1, 1998 and thereafter on a monthly basis through March 1, 1999.  The Company valued and expensed these shares at $190,000 which was recognized over the vesting period.

On June 11, 1999, the Company issued 200,000 shares of restricted common stock to Infusion Capital Investment Corporation (“ICIC”) pursuant to a one year Consulting Agreement under which ICIC and its affiliates undertook to perform investor relations and corporate development services on behalf of the Company.  100,000 of those shares were placed in escrow.  Pursuant to the terms of the arrangement, if the Company exercised its right of termination after six months such shares would be returned to the Company.  The Company terminated the arrangement and the escrow shares were returned and cancelled.  The shares issued to ICIC were valued and expensed at $825,000, the market value at the date granted.

In October 2000, Axonyx entered into a $25 million Firm Underwritten Equity Line with Ramius Securities, LLC, (“Ramius”).  No shares were issued under this relationship and in 2001 the Company terminated this agreement.  Under the terms of the Underwriting Agreement, Axonyx granted a three-year warrant pursuant to which Ramius has the right to purchase up to 50,000 shares of common stock at an exercise price of $12.34 per share.  An expense of $277,000 related to the warrant grant was recognized in 2000.

[4]                   Stock split:

Effective February 23, 1999, the Company approved a 2 for 1 stock split of its common stock.  All share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

[5]                   Stock options:

During 1998, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (“1998 Plan”) which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options.  Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price shall be granted at an option price not less than 110% of the fair value of the common stock at date of grant.  Vesting of 1998 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

In 2000, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (“2000 Plan”) which provides for the granting of options to purchase up to 1,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options.  Incentive stock options granted under the 2000 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price shall be granted at an option price not less than 110% of the fair value of the common stock at date of grant.  Vesting of 2000 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

On December 11, 2001, the Company amended the 2000 Plan to increase the aggregate number of shares from 1,000,000 to 2,000,000, subject to stockholder approval within twelve months of that date.  During 2001, the Company granted 515,000 options, with an exercise price of $3.16, that were granted subject to such stockholder approval.  Since the conditional options do not represent an obligation of the Company as of December 31, 2001, no compensation charge has been reflected.

During the year ended December 31, 1999, the Company granted 47,000 options (26,000 options issued below fair market value) to consultants.  In connection therewith, the Company valued these options at $270,000 of which $29,000 and $241,000 was expensed in 2000 and 1999, respectively.

For the years ended December 31, 2001 and 2000, the Company granted 558,000 and 176,000 options, respectively, to consultants and recorded expenses of $615,000 and $1,185,000, respectively, relating to the vested portion of these options.  Accrued expenses at December 31, 2001 includes $154,000 for the estimated fair value of unvested options issued to consultants.

Disclosures required under SFAS 123 for stock options granted as of December 31, 2001 and 2000 using the Black-Scholes option pricing model prescribed by SFAS 123 are provided below.

The assumptions used and the weighted average information is as follows:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.1 - 4.8%	5.75%	4.75 - 5.40%
Expected dividend yield	0%	0%	0%
Expected life	5 - 10 years	5 - 10 years	5 - 10 years
Expected volatility	.76	.7 - 1.2	.3
Weighted average grant-date fair value of options granted during the period	$2.73	$7.57	$2.22

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, the Company’s net loss would have been as presented in the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net loss:
As reported	$(8,144,000)	$(4,870,000)	$(5,002,000)
Pro forma	(11,201,000)	(7,172,000)	(5,320,000)

Basic and diluted loss per share:
As reported	$(.53)	$(.33)	$(.39)
Pro forma	(.73)	(.49)	(.42)

Stock option activity under the 1998 Plan is summarized as follows:

	Year Ended December 31,
	2001		2000		1999
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options at beginning of year	1,985,000	$6.74	900,000	$3.32	150,000	$0.02
Options issued	28,000	3.87	1,085,000	9.85	750,000	3.98
Options retired	(42,000)	8.80	—		—

Options at end of year	1,971,000	6.66	1,985,000	6.74	900,000	3.32

Options exercisable at end of year	1,260,000	5.89	775,000	4.92	351,000	2.22

As of December 31, 2001, 29,000 options are available for future grant under the 1998 Plan.

Stock option activity under the 2000 Plan is summarized as follows:

	Year Ended December 31,
	2001		2000
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Options at beginning of year	120,000	$7.91	—	—

Options issued	804,000	3.67	120,000	$7.91

Options at end of year	924,000	4.22	120,000	7.91

Options exercisable at end of year	284,000	4.70	30,000	7.91

As of December 31, 2001, 76,000 options are available for future grant under the 2000 Plan, (561,000 if the proposed increase in the 2000 Plan is approved by the stockholders).  Excluded from the preceding table are 515,000 options granted in 2001, which were granted subject to stockholder approval.

Additionally, during 2000 the Company granted 112,000 options outside the 1998 and 2000 Plans with a weighted average exercise price of $8.54 per share.  During 2001 the Company granted 17,000 options outside the 1998 and 2000 Plans with a weighted average exercise price of $3.84 per share.  At December 31, 2001, there were 129,000 options outstanding outside of the 1998 and 2000 Plans with a weighted average exercise price of $7.81 per share of which 95,000 options were exercisable with a weighted average exercise price of $8.17.

Additional information with respect to option activity is summarized as follows:

	December 31, 2001
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractually	Exercise		Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price
$.02	150,000.67		$.02	150,000	$.02
$2.87 - $3.16	1,057,000	7.94	3.08	546,000	2.99
$4.15 - $5.50	397,000	5.03	4.31	158,000	4.32
$7.00 - $9.00	807,000	7.92	7.99	457,000	8.00
$9.50 - $11.50	613,000	8.03	10.84	328,000	10.83

	3,024,000	7.21	5.96	1,639,000	5.82

Note G - Commitments and Other Matters

The Company occupies office space under a sublease expiring February 2003.  Minimum future annual rental payments are as follows:

Year Ending
December 31,
2002	$204,000
2003	34,000

$238,000

Rent expense was approximately $275,000, $235,000 and $45,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note H - Quarterly Results (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31,
2001
Revenue	$0	$0	$0	$0
Net loss	(2,066,000)	(2,314,000)	(2,325,000)	(1,439,000)
Loss per share — basic and diluted (a)	(0.14)	(0.15)	(0.15)	(0.09)

2000
Revenue	$63,000	$41,000	$0	$1,501,000
Net loss	(905,000)	(2,005,000)	(1,088,000)	(872,000)
Loss per share — basic and diluted (a)	(0.07)	(0.14)	(0.07)	(0.06)

(a)

Per common share amounts for the quarters and full year have been calculated separately.  Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.