Form 10-Q
period 2002-03-31
AXONYX INC
filed 2002-05-14
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                As of May 10, 2002, there were 17,247,371 shares of the registrant’s common stock outstanding.

AXONYX INC.

PART i.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$7,303,000	$9,115,000
Other	148,000	—

Total current assets	7,451,000	9,115,000

Equipment, net	49,000	52,000

Other assets:
Security deposit	43,000	44,000
	43,000	44,000

	$7,543,000	$9,211,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$938,000	$1,020,000
Total liabilities	938,000	1,020,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued Common Stock - $.001 par value, 75,000,000 shares authorized; 17,247,371 shares issued and outstanding.	17,000	17,000
Additional paid-in capital	27,619,000	27,570,000
Unearned compensation - stock/options	(25,000)	(30,000)
Accumulated deficit	(21,006,000)	(19,366,000)

Total stockholders’ equity	6,605,000	8,191,000

Total liabilities and stockholders’ equity	$7,543,000	$9,211,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2001	2002
Revenue	$—	$—

Costs and expenses:
Research and development	961,000	1,229,000
General and administrative	714,000	935,000
	1,675,000	2,164,000

Loss from operations	(1,675,000)	(2,164,000)

Foreign exchange	(1,000)	(29,000)
Interest income	36,000	127,000

Net loss	$(1,640,000)	$(2,066,000)

Net loss per common share	$(0.10)	$(0.14)

Weighted average shares-basic and diluted	17,247,371	15,277,371

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Total Stockholders Equity
	Number of Shares	Amount
Balance - December 31, 2001	17,247,371	$17,000	$27,570,000	$(30,000)	$(19,366,000)	$8,191,000

Compensation related to stock options for consulting services			49,000			49,000

Amortization				5,000		5,000

Net loss	-	-	-	-	(1,640,000)	(1,640,000)
Balance - March 31, 2002
	17,247,371	$17,000	$27,619,000	$(25,000)	$(21,006,000)	$6,605,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2002	2001

Cash flows from operating activities:
Net Loss	$(1,640,000)	$(2,066,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,000	3,000

Compensation related to options and warrants issued for services	54,000	252,000
Changes in:
Other current assets	(148,000)	(81,000)
Security deposits	1,000	-
Accounts payable and accrued expenses	(82,000)	(474,000)

Net cash used in operating activities	(1,812,000)	(2,366,000)

Cash flows from investing activities:
Purchase of equipment		(8,000)

Net cash used in investing activities		(8,000)

Net (decrease)/increase in cash and cash equivalents	(1,812,000)	(2,374,000)
Cash and cash equivalents at beginning of period	9,115,000	10,363,000

Cash and cash equivalents at end of period	$7,303,000	$7,989,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(1) Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-K filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY’S REPORT ON THIS FORM 10-Q AND IN OTHER PUBLIC FILINGS, INCLUDING THE COMPANY’S FORM 10-K.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE COMPANY CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing in Part I, Item 1.

Axonyx Inc., a biopharmaceutical company, is engaged in the business of acquiring and developing central nervous system (CNS) drug candidates, primarily in the areas of memory and cognition.  Axonyx acquires patent rights to CNS pharmaceutical compounds it believes may have significant potential market impact and works to advance the compounds through preclinical and clinical development towards regulatory approval.  Axonyx has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s Disease (AD), Mild Cognitive Impairment, and related diseases.  Axonyx has also acquired patent rights to a fourth class of potential therapeutic compounds designed for the treatment of prion related diseases.  Axonyx licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA).

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

Effective September 15, 2000, ARS, a subsidiary of Serono, entered into a License Agreement with Axonyx, exercising its right to license certain of Axonyx’s patent rights under a Development Agreement and Right to License signed with Axonyx in May of 1999.  Under the

Development Agreement, ARS had paid Axonyx a $250,000 non-refundable fee for the right to license.  Pursuant to the License Agreement, ARS acquired exclusive worldwide patent rights to Axonyx’s AIP and PIP technologies.  Furthermore, ARS has continued the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement and Right to License.  We cannot assure you that additional revenues from patent licensing or that revenue from research and development contracts will be generated in fiscal year 2001.

Upon the execution of the License Agreement with ARS on September 15, 2000, Axonyx generated $1.5 million of revenue in the form of an up-front license fee.  Axonyx may generate additional revenues from ARS if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2002 or at all.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market giving rise to royalty payments, or that additional revenues from patent licensing will be generated.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, and for the three months ended March 31, 2001 Axonyx realized no revenue.

For the three months ended March 31, 2002, Axonyx incurred a net loss of $1,640,000 compared to a net loss of $2,066,000 for the three months ended March 31, 2001.  Axonyx expects to incur additional losses for the foreseeable future.

For the three months ended March 31, 2002, Axonyx incurred research and development costs of $961,000 compared to $1,229,000 for the three months ended March 31, 2001.  The decrease was due primarily to costs incurred in 2001 associated with the advancement of the development program of Phenserine, Axonyx’s lead Alzheimer’s disease drug, which was in a Phase II clinical trial in 2001.

For the three months ended March 31, 2002, Axonyx incurred general and administrative costs of $714,000 compared to $935,000 for the three months ended March 31, 2001.  The decrease is due primarily to a reduction in non-cash charges related to options and warrants granted to certain consultants, a Nasdaq National Market listing fee incurred in 2001 and lower payroll expenditures in 2002.  These reductions were offset, in part, by an increase in investor relations costs and professional fees.

Interest income for the three months ended March 31, 2002 was $36,000 as compared to $127,000 for the three months ended March 31, 2001.  The decrease reflects the general decline in short term interest rates over previous year levels and lower average cash balances than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, Axonyx had $7,303,000 in cash and cash equivalents and working capital of $6,513,000 as compared to $9,115,000 in cash and cash equivalents and $8,095,000 in working capital at December 31, 2001.  Axonyx does not have any available lines of credit.  Since inception Axonyx has financed its operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

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

Axonyx believes that it has sufficient capital resources to finance Axonyx’s plan of operation at least through December 2002.  Axonyx is pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for Axonyx.  However, we cannot assure you that Axonyx will generate sufficient additional capital or revenues, if any, to fund its operations beyond December 31, 2002, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

                The Company expects to incur substantial operating losses for at least the next several years.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that the Company has realized to date has been fees totaling $1.75 million paid by ARS, as described above.  We cannot assure you that we will receive any additional revenues in fiscal year 2002, or at all.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Axonyx has foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  Axonyx had net foreign exchange losses for the first quarter of 2002 in the amount of $1,000.  Axonyx has taken steps to limit its exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risk.

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

PART II — OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

                                                None

(b)                                 Report on Form 8-K

                                                We filed a Current Report on Form 8-K, Item 5, on March 6, 2002, reporting the termination of the Common Stock Underwriting Agreement with Ramius Securities, LLC and the Stand-By Purchase Agreement with Ramius Capital Group, LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 10, 2002.

AXONYX INC.

By: /s/ Marvin S. Hausman, M.D
Marvin S. Hausman, M.D.
President and Chief Executive Officer

By: /s/ Gosse B. Bruinsma, M.D
Gosse B. Bruinsma, M.D.
Treasurer (Principal Financial and Accounting Officer)