Form 10-Q
period 2002-06-30
AXONYX INC
filed 2002-08-14
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,247,371 shares of common stock as of August 14, 2002.

AXONYX INC.

AXONYX INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$5,442,000	$9,115,000
Other	130,000	—

Total current assets	5,572,000	9,115,000

Equipment, net	45,000	52,000

Other assets:
Security deposit	43,000	44,000
	43,000	44,000

	$5,660,000	$9,211,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$800,000	$1,020,000
Total liabilities	800,000	1,020,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 17,247,371 shares issued and outstanding.	17,000	17,000
Additional paid-in capital	27,747,000	27,570,000
Unearned compensation - stock/options	(19,000)	(30,000)
Accumulated deficit	(22,885,000)	(19,366,000)

Total stockholders’ equity	4,860,000	8,191,000

Total liabilities and stockholders’ equity	$5,660,000	$9,211,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development	1,163,000	1,620,000	2,124,000	2,849,000
General and administrative	749,000	777,000	1,463,000	1,712,000
	1,912,000	2,397,000	3,587,000	4,561,000

Loss from operations	(1,912,000)	(2,397,000)	(3,587,000)	(4,561,000)

Foreign exchange	2,000	(6,000)	1,000	(35,000)
Interest income	31,000	89,000	67,000	216,000

Net loss	$(1,879,000)	$(2,314,000)	$(3,519,000)	$(4,380,000)

Net loss per common share	$(0.11)	$(0.15)	$(0.20)	$(0.29)

Weighted average shares-basic and diluted	17,247,371	15,277,371	17,247,371	15,277,371

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock			Unearned
	Number		Additional	Compensation		Total
	of		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity

Balance - December 31, 2001	17,247,371	$17,000	$27,570,000	$(30,000)	$(19,366,000)	$8,191,000

Compensation related to stock options for consulting services			177,000			177,000

Amortization				11,000		11,000

Net loss	—	—	—	—	(3,519,000)	(3,519,000)

Balance - June 30, 2002	17,247,371	$17,000	$27,747,000	$(19,000)	$(22,885,000)	$4,860,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2002	2001

Cash flows from operating activities:
Net Loss	$(3,519,000)	$(4,380,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,000	5,000

Compensation related to options and warrants issued for services	188,000	446,000
Changes in:
Other current assets	(130,000)	(54,000)
Security deposits	1,000
Accounts payable and accrued expenses	(220,000)	(316,000)

Net cash used in operating activities	(3,673,000)	(4,299,000)

Cash flows from investing activities:
Purchase of equipment	—	(12,000)

Net cash used in investing activities	—	(12,000)

Net decrease in cash and cash equivalents	(3,673,000)	(4,311,000)
Cash and cash equivalents at beginning of period	9,115,000	10,363,000

Cash and cash equivalents at end of period	$5,442,000	$6,052,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(1) Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the our Form 10-K filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN AXONYX’S REPORT ON THIS FORM 10-Q AND IN OTHER PUBLIC FILINGS, INCLUDING AXONYX’S FORM 10-K.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.  AXONYX UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with the financial statements of Axonyx and the notes thereto appearing in Part I, Item 1.

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

Effective September 15, 2000, ARS, a subsidiary of Serono, entered into a License Agreement with Axonyx, exercising its right to license certain of Axonyx’s patent rights under a Development Agreement and Right to License signed with Axonyx in May of 1999.  Under the Development Agreement, ARS had paid Axonyx a $250,000 non-refundable fee for the right to license.  Pursuant to the License Agreement, ARS acquired exclusive worldwide patent rights to Axonyx’s AIP and PIP technologies.  Furthermore, ARS has continued the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement and Right to License.  We cannot assure you that additional revenues from patent licensing or that revenue from research and development contracts will be generated in fiscal year 2002.

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

On April 30, 2002, the research project funded by Axonyx pursuant to the Sponsored Research Agreement and Option between Axonyx, the Mayo Clinic Jacksonville (“Mayo”) and Mayo Foundation for Medical Education and Research (“MFMER”) terminated.  Studies undertaken during the research project helped to confirm the effects of Phenserine and other Axonyx compounds on the metabolism of beta-APP.  Axonyx did not receive notification from Mayo or MFMER that intellectual property arose out of the research project that could have been acquired under the exclusive option granted to Axonyx pursuant to the agreement.

On May 27, 2002, CURE LLC and Axonyx signed an amendment letter that amends the License Agreement between Axonyx and CURE LLC dated February 27, 1997.  The amendment modifies the reversionary rights provision of the License Agreement regarding deadlines by which Axonyx is to achieve certain development milestones, including commencing clinical trials, for Phenserine.  Theamendment extends the dates by which reversionary rights arise if Axonyx fails to meet certain development and commercialization benchmarks, including the commencement of Phase III clinical trials for Phenserine.  On July 11, 2002, the Public Health Service, the parent agency of the NIA, signed an amendment to the Patent License Agreement — Exclusive between the Public Health Service and CURE LLC dated January 31, 1997, which, among other things, extends the dates by which CURE or its sublicensee Axonyx is required to commence clinical trials for Phenserine and file a New Drug Application for Phenserine.

RESULTS OF OPERATIONS

For the three months and six months ended June 30, 2002, as for the three months and six months ended June 30, 2001, Axonyx realized no revenue.

For the three months ended June 30, 2002, Axonyx incurred a net loss of $1,879,000 compared to a net loss of $2,314,000 for the three months ended June 30, 2001.  Axonyx incurred a net loss of $3,519,000 for the six months ended June 30, 2002 as compared to a net loss of $4,380,000 for the six months ended June 30, 2001.  The decreased losses were due primarily to higher costs in 2001 related to research and development costs associated with the Phase II clinical trials for Phenserine.  We expect to incur additional losses for the foreseeable future.

For the three months ended June 30, 2002, Axonyx incurred research and development costs of $1,163,000 as compared to $1,620,000 for the three months ended June 30, 2001.  Axonyx incurred research and development costs of $2,124,000 for the six months ended June 30, 2002 as compared to $2,849,000 for the six months ended June 30, 2001.  The decrease was due primarily to costs incurred in 2001 associated with the advancement of the development program of Phenserine, which was in a Phase II clinical trial in 2001.

For the three months ended June 30, 2002, Axonyx incurred general and administrative costs of $749,000 as compared to $777,000 for the three months ended June 30, 2001.  General and administrative costs were $1,463,000 for the six months ended June 30, 2002 as compared to $1,712,000 for the six months ended June 30, 2001.  The decrease for the quarter is due, in part, to lower charges related to options granted to consultants, lower salary costs, and overall operating expenses offset, in part, by higher professional fees.

Interest income for the three months and six months ended June 30, 2002 was $31,000 and $67,000, respectively, compared to interest income for the three months and six months ended June 30, 2001 in the amounts of $89,000 and $216,000, respectively.  The decreases for 2002 reflect the general decline in short term interest rates over previous year levels and lower average cash balances than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, Axonyx had $5,442,000 in cash and cash equivalents and working capital of $4,772,000 as compared to $9,115,000 in cash and cash equivalents and $8,095,000 in working capital at December 31, 2001.  Axonyx does not have any available lines of credit.  Since inception, Axonyx has financed its operations through private placements of equity securities, the exercise of common stock purchase warrants, interest income, licensing revenues, and from loans from a stockholder.

We estimate that we currently have sufficient capital resources to meet our budgetary needs through December 2002.  Axonyx is pursuing potential equity financing, sublicensing and other collaborative arrangements that may generate additional capital for Axonyx.  However, there can be no assurance that Axonyx will generate sufficient revenues, if any, to fund its operations beyond December 31, 2002, or that any potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

We expect to incur substantial operating losses for at least the next several years.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that Axonyx has realized to date has been fees totaling $1.75 million paid by ARS, as described above.  We cannot assure you that we will receive any additional revenues in fiscal year 2002, or at all.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings to fund our operations.  We anticipate that we will need to raise additional funds prior to initiating any new clinical trials.  We may not be able to obtain adequate financing to fund our operations, including any new clinical trials, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, or to enter into new collaborative arrangements on terms that are not favorable to us.  These collaborative arrangements could result in the transfer to third parties of rights that we consider valuable.  In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risks.

Axonyx has foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  Axonyx had foreign exchange gains for the three months and the six months ended June 30, 2002 in the amount of $2,000 and $1,000, respectively.  Axonyx has limited its exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risks.

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

PART II — OTHER INFORMATION

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Axonyx held its 2002 Annual Meeting of Stockholders on June 11, 2002.  At the meeting, each of the six incumbent directors of Axonyx was re-elected.  Albert D. Angel received 13,494,055 votes for, 4,006 votes against, and 80,755 abstentions.  Gosse B. Bruinsma, M.D. received 13,490,561 votes for, 7,500 votes against, and 80,755 abstentions.  Abraham E. Cohen received 13,492,861 votes for, 5,200 votes against, and 80,755 abstentions.  Michael R. Espey received 13,492,561 votes for, 5,500 votes against, and 80,755 abstentions.  Marvin S. Hausman, M.D. received 13,445,124 votes for, 52,937 votes against, and 80,755 abstentions.  Christopher Wetherhill received 13,492,555 votes for, 5,506 votes against, and 80,755 abstentions.  The amendment of the Axonyx 2000 Stock Option Plan was ratified with 9,305,731 votes for, 269,924 votes against, and 13,278 abstentions.  The appointment of Eisner LLP, independent certified accountants, as the Axonyx’s auditors was ratified.  The ratification of the auditors was approved by a vote of 13,555,826 votes for, 19,412 votes against, and 7,578 abstentions.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed as part of this report:

10.1                           Letter Amendment of License Agreement between Axonyx Inc. and CURE LLC dated May 27, 2002

99.1         Certification of Chief Executive Officer

99.2         Certification of Principal Financial Officer

(b)                                 Axonyx did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2002.

AXONYX INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

By:	/s/ Gosse B. Bruinsma, M.D.
Gosse B. Bruinsma
Treasurer (Principal Financial and Accounting Officer)