Form 10-Q
period 2002-09-30
AXONYX INC
filed 2002-11-14
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,247,371 shares of common stock as of November 13, 2002.

AXONYX INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,696,000	$9,115,000
Other	67,000	—

Total current assets	3,763,000	9,115,000

Equipment, net	41,000	52,000

Other assets:
Security deposits	43,000	44,000

	$3,847,000	$9,211,000

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$440,000	$1,020,000
Total liabilities	440,000	1,020,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 17,247,371 shares issued and outstanding.	17,000	17,000
Additional paid-in capital	27,778,000	27,570,000
Unearned compensation - stock/options	(15,000)	(30,000)
Accumulated deficit	(24,373,000)	(19,366,000)

Total stockholders’ equity	3,407,000	8,191,000

Total liabilities and stockholders’ equity	$3,847,000	$9,211,000

See notes to the condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development	980,000	1,693,000	3,104,000	4,542,000
General and administrative	526,000	694,000	1,989,000	2,406,000
	1,506,000	2,387,000	5,093,000	6,948,000

Loss from operations	(1,506,000)	(2,387,000)	(5,093,000)	(6,948,000)

Foreign exchange	$(1,000)	$9,000	$1,000	$(26,000)
Investment income	18,000	53,000	85,000	269,000

Net loss	$(1,489,000)	$(2,325,000)	$(5,007,000)	$(6,705,000)

Net loss per common share	$(0.09)	$(0.15)	$(0.29)	$(0.44)

Weighted average shares
basic and diluted	17,247,371	15,277,371	17,247,371	15,277,371

AXONYX INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity

Balance - December 31, 2001	17,247,371	$17,000	$27,570,000	$(30,000)	$(19,366,000)	$8,191,000

Compensation related to stock options for consulting services			208,000			208,000

Amortization				15,000		15,000

Net loss	—	—	—	—	(5,007,000)	(5,007,000)

Balance - September 30, 2002	17,247,371	$17,000	$27,778,000	$(15,000)	$(24,373,000)	$3,407,000

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2002	2001

Cash flows from operating activities:
Net Loss	$(5,007,000)	$(6,705,000)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of unearned compensation	15,000	16,000
Equity based compensation for services	208,000	533,000
Depreciation	11,000	12,000
Changes in:
Other assets	(66,000)	(28,000)
Accounts payable and accrued expenses	(580,000)	205,000

Net cash used in operating activities	(5,419,000)	(5,967,000)

Cash flows from investing activities:
Purchase of equipment		(15,000)

Net decrease in cash and cash equivalents	(5,419,000)	(5,982,000)

Cash and cash equivalents at beginning of period	9,115,000	10,363,000

Cash and cash equivalents at end of period	$3,696,000	$4,381,000

AXONYX INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2002

(1) Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in our Form 10-K filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

Effective September 1, 2002, Axonyx entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”).  Each of these agreements relate to the development of an assay method for the rapid screening of drug candidates for the treatment of Alzheimer’s Disease.  The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 per year.  Under the Assignment Agreement Dr. Small and two other co-inventors have assigned a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  Under the Consulting Agreement with Dr. Small, Axonyx engaged Dr. Small for a three year period for Australian $20,000 per year and the grant of an option to purchase 7,500 shares of common stock at an exercise price of $1.35 per share vesting over the term of the Consulting Agreement for consulting services related to the development of the assay method.

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

Axonyx Inc., a biopharmaceutical company, is engaged in the business of acquiring and developing central nervous system (CNS) drug candidates, primarily in the areas of memory and cognition.  Axonyx acquires patent rights to CNS pharmaceutical compounds it believes may have significant potential market impact and works to advance the compounds through preclinical and clinical development towards regulatory approval.  Axonyx has acquired worldwide patent rights to four main classes of therapeutic compounds designed for the treatment of Alzheimer’s Disease (AD), Mild Cognitive Impairment, and related diseases of memory impairment.  Axonyx has also acquired patent rights to a fifth class of potential therapeutic compounds designed for the treatment of prion related diseases.  Axonyx licensed these patent rights from New York University (NYU) and, via a sublicense, from the National Institutes of Health\National Institute on Aging (NIA).

Axonyx out-sources much of its preclinical research and development work, utilizing contracting research organizations and contract laboratories.  In addition Axonyx is funding a researcher at the NIA’s laboratories.  Axonyx has entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS is undertaking research on certain of Axonyx’s licensed technologies.  In addition, Axonyx is sponsoring research at Thomas Jefferson University on a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition.  Axonyx intends to develop other corporate partnerships with established and well capitalized pharmaceutical companies for the clinical development of its compounds and for their potential production, commercialization, and marketing.  However, we cannot assure you that we will be successful in establishing these relationships.  Axonyx itself does not currently maintain any laboratory or research premises.

Axonyx’s current business strategy is to pursue (1) the development of four different types of pharmaceutical products for the treatment of AD, (2) Gilatide, a potential pharmaceutical compound designed to enhance memory and cognition with potential applications to the treatment of AD, (3) a pharmaceutical compound for prion-related diseases, and (4) an assay method for screening drug candidates for Alzheimer’s Disease.

The AD targeted approaches include:

(1)           Phenserine, an inhibitor of acetylcholinesterase;

(2)           a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds;

(3)           Posiphen, a compound that decreases the formation of beta-amyloid precursor protein;

(4)                                  through its sublicense with ARS, a subsidiary of Serono, which is described in greater detail below, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

On March 22, 2002, Axonyx filed a provisional patent application resulting from a collaboration between Gosse Bruinsma, M.D. of Axonyx and Dr. Nigel Greig of the NIH/NIA, on a co-inventorship basis, covering a method for treating patients with Alzheimer’s Disease and other cognitive disorders with Posiphen, a potential pharmaceutical compound that is the positive isomer of Phenserine.  Posiphen, unlike Phenserine, is not an acetylcholinesterase inhibitor.  Posiphen’s mechanism of action decreases the formation of the beta-amyloid precursor protein through RNA translational inhibition.  This patent application is jointly owned by Axonyx and the NIH/NIA.  Depending on the availability of financial resources, Axonyx may pursue pre-clinical testing of Posiphen.

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

On August 15, 2002, the research project being funded by Axonyx under the terms of a Research Agreement with Indiana University signed in August 2001 terminated.  The funded studies concerned the effects of Phenserine and Tolserine on the beta-APP processing of beta-amyloid using in vitro studies and in vivo studies with transgenic mice.  Axonyx funded this research project for a one year period at a cost of $125,000.  Axonyx did not receive notification from the University of Indiana that intellectual property arose out of the research project that could have been acquired under the exclusive option granted to Axonyx pursuant to the agreement.

Effective September 1, 2002, Axonyx entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”).  Each of these agreements relate to the development of an assay method for the rapid screening of drug candidates for the treatment of Alzheimer’s Disease.  The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 per year.  Under the Assignment Agreement Dr. Small and two other co-inventors have assigned a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  Under the Consulting Agreement with Dr. Small, Axonyx engages Dr. Small for a three year period for Australian $20,000 per year and a grant of stock options for consulting services related to the development of the assay method.

On October 1, 2002, a three year research project funded by Axonyx pursuant to a Sponsored Research Agreement with the University of Melbourne (Australia) terminated.  Under the agreement, Axonyx funded a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s Disease.  On October 11, 2002 Axonyx notified the University of Melbourne that it did not intend to exercise the option to acquire an exclusive worldwide license to three patent applications resulting from the research project.  Consequently, Axonyx is no longer paying the expenses and fees associated with the filing and prosecution of these patent applications covering the intellectual property resulting from the research project.

On May 27, 2002, CURE LLC and Axonyx signed an amendment letter that amends the License Agreement between Axonyx and CURE LLC dated February 27, 1997.  The amendment modifies the reversionary rights provision of the License Agreement regarding deadlines by which Axonyx is to achieve certain development milestones, including commencing clinical trials, for Phenserine.  The amendment extends the dates by which reversionary rights arise if Axonyx fails to meet certain development and commercialization benchmarks, including the commencement of Phase III clinical trials for Phenserine.  On July 11, 2002, the Public Health Service, the parent agency of the NIA, signed an amendment to the Patent License Agreement – Exclusive between the Public Health Service and CURE LLC dated January 31, 1997, which, among other things, extends the dates by which CURE or its sublicensee Axonyx is required to commence clinical trials for Phenserine and file a New Drug Application for Phenserine.

On October 11, 2002, New York University and Axonyx signed a Fourth Amendment to the Research and License Agreement between New York University and Axonyx dated April 1, 1997.  The amendment modifies the development plan annexed to the Research and License Agreement regarding deadlines by which Axonyx or its sublicensee is to achieve certain development milestones, including commencing clinical trials, for an AIP compound.  The amendment extends the dates by which Axonyx or its sublicensee undertakes to meet certain development and commercialization benchmarks, including the commencement of Phase I clinical trials for an AIP compound.  The amendment also modifies the terms of the milestone payment provisions of the Research and License Agreement, delays the due date for the next development plan report and contains releases and waivers of default by the university and Axonyx.  ARS, a wholly owned subsidiary of Serono International, S.A., who sublicensed the patents covered by the Research and License Agreement between New York University and Axonyx, is undertaking the development and commercialization of the AIP and PIP compounds.

RESULTS OF OPERATIONS

Axonyx realized no revenue for the three months and nine months ended September 30, 2002 and 2001.

For the three months ended September 30, 2002, Axonyx incurred a net loss of $1,489,000 compared to a net loss of $2,325,000 for the three months ended September 30, 2001.  Axonyx incurred a net loss of $5,007,000 for the nine months ended September 30, 2002 as compared to a net loss of $6,705,000 for the nine months ended September 30, 2001.  The decreased losses were due primarily to higher costs in 2001 related to research and development costs associated with the Phase II clinical trials for Phenserine.  We expect to incur additional losses for the foreseeable future.

For the three months ended September 30, 2002, Axonyx incurred research and development costs of $980,000 as compared to $1,693,000 for the three months ended September 30, 2001.  Axonyx incurred research and development costs of $3,104,000 for the nine months ended September 30, 2002 as compared to $4,542,000 for the nine months ended September 30, 2001.  The decrease was due primarily to costs incurred in 2001 associated with the advancement of the development program of Phenserine, which was in a Phase II clinical trial in 2001.  Research and development expenditures for the quarter ending September 30, 2002 primarily involved spending on toxicology and carcinogenicity studies with Phenserine and the production of Phenserine drug compound and final formulated product for future clinical trials.

For the three months ended September 30, 2002, Axonyx incurred general and administrative costs of $526,000 as compared to $694,000 for the three months ended September 30, 2001.  General and administrative costs were $1,989,000 for the nine months ended September 30, 2002 as compared to $2,406,000 for the nine months ended September 30, 2001.  The decrease for the quarter is due, in part, to lower charges related to options granted to consultants, lower salary costs, and lower overall operating expenses.

Interest income for the three months and nine months ended September 30, 2002 was $18,000 and $85,000, respectively, compared to interest income for the three months and nine months ended September 30, 2001 in the amounts of $53,000 and $269,000, respectively.  The decreases for 2002 reflect the general decline in short term interest rates over previous year levels and lower average cash balances than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, Axonyx had $3,696,000 in cash and cash equivalents and working capital of $3,323,000 as compared to $9,115,000 in cash and cash equivalents and $8,095,000 in working capital at December 31, 2001.  Axonyx does not have any available lines of credit.  Since inception, Axonyx has financed its operations through private placements of equity securities, the exercise of common stock purchase warrants, interest income, licensing revenues, and from loans from a stockholder.

We estimate that we currently have sufficient capital resources to meet our budgetary needs through September 2003.  Axonyx is pursuing potential equity financing, sublicensing and other collaborative arrangements that may generate additional capital for Axonyx.  However, there can be no assurance that Axonyx will generate sufficient revenues, if any, to fund its operations beyond September 30, 2003, or that any potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we will need additional future financings to fund our operations.  We will need to raise additional funds prior to initiating any new clinical trials.  We may not be able to obtain adequate financing to fund our operations, including any new clinical trials, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, or to enter into new collaborative arrangements on terms that are not favorable to us.  These collaborative arrangements could result in the transfer to third parties of rights that we consider valuable.  In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risks.

Axonyx has foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of Axonyx’s wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  Axonyx had a foreign exchange loss for the three months ended September 30, 2002 in the amount of $1,000 and a foreign exchange gain for the nine months ended September 30, 2002 in the amount of $1,000.  Axonyx has limited its exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as Axonyx continues to fund its foreign operations, it will be exposed to some currency exchange risks.

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

Item 4.                    Controls and Procedures.

Based on their evaluation completed within 90 days prior to the date hereof, of the effectiveness of Axonyx’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended), the principal executive officer and the principal financial officer of Axonyx have each concluded that such disclosure controls and procedures are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation of Axonyx’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed as part of this report:

10.1                           Fourth Amendment to Research and License Agreement dated October 11, 2002 between New York University and Axonyx Inc.

10.2                           Research Agreement between David Henry Small, Ph.D. and Axonyx Inc. dated September 1, 2002

10.3                           Intellectual Property Assignment Agreement between David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe and Axonyx Inc. dated September 1, 2002

99.1         Certification of Chief Executive Officer

99.2         Certification of Principal Financial Officer

(b)                                 Axonyx did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONYX INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

Dated November 13, 2002.

By:	/s/ Gosse B. Bruinsma, M.D.
Gosse B. Bruinsma
Treasurer (Principal Financial and Accounting Officer)

Dated November 13, 2002.

CERTIFICATIONS

I, Marvin S. Hausman, M.D., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Axonyx Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

CERTIFICATION

I, Gosse B. Bruinsma, M.D., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Axonyx Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Gosse B. Bruinsma, M.D.
Gosse B. Bruinsma, M.D.
Treasurer (Principal Financial and Accounting Officer)