Form 10-K
period 2002-12-31
AXONYX INC
filed 2003-03-31
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number  000-25571

AXONYX INC.
(Exact name of small business issuer in its charter)

NEVADA	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Seventh Avenue, 10th Floor, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (212) 645-7704

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK $0.001 PAR VALUE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The registrant estimates that the aggregate market value of its Common Stock on March 25, 2003, based on the closing price shown on the Nasdaq SmallCap Market on that date, held by its non-affiliates was approximately $21,597,587.

The number of shares of Common Stock, par value $0.001, of the Registrant outstanding as of March 25, 2003, was 23,733,613 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PART I

Item 1.                                         Business.

TABLE OF CONTENTS

A.	Axonyx – Introduction, Business Strategy
B.	Axonyx Drug Development Programs
C.	Out-Licensed Technology

D.

Competition

E.

Government Regulation

F.

Strategic Alliances

G.

Marketing and Sales

H.

Patents, Trademarks, and Copyrights

I.

Employees

A.                                    Axonyx – Introduction, Business Strategy

Axonyx is a biopharmaceutical company engaged in the business of acquiring and developing novel post-discovery central nervous system drug candidates, primarily in areas of memory and cognition.  We acquire patent rights to central nervous system pharmaceutical compounds we believe may have significant potential market impact and work to advance the compounds through pre-clinical and clinical development towards regulatory approval.  We have acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD), Mild Cognitive Impairment, and related diseases.  We have acquired patent rights to a class of potential therapeutic compounds designed for the treatment of prion related diseases, which are degenerative diseases of the brain that are thought to be caused by an infectious protein called a prion.  Prion is a contraction of the descriptive term, proteinaceous infectious proteins.  Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein.  Such diseases include Creutzfeldt Jakob Disease, new variant in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep.  We licensed these patent rights from New York University and, via a sublicense, from the National Institutes of Health/National Institute on Aging.  We also have co-inventorship rights to a therapeutic compound named Posiphen designed for the treatment of Alzheimer’s disease.

We out-source all of our preclinical and clinical research and development, utilizing contracting research organizations, or CROs, and sponsored research arrangements.  We have contracted with several CROs to undertake the pre-clinical and clinical development of Phenserine.  We have entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS is undertaking research on certain of our licensed technologies.  We received an up-front fee, and may receive milestone payments and royalties, under the License Agreement.

Our long term business strategy is to: (1) identify, acquire and exploit rights to new technologies and compounds relating to AD and other neurological disorders; (2) enhance the value of those assets through further out-sourced research and development, specifically preclinical and clinical testing towards regulatory approval; (3) market our drugs through licensing agreements with major pharmaceutical companies; and (4) work to develop promising compounds utilizing contract research organizations and collaborations with third parties, and through corporate ventures with companies such as Serono International, S.A., a subsidiary of which signed a License Agreement with Axonyx in September 2000.

Considering the commercialization infrastructure necessary to effectively market our drug products, we seek joint ventures or collaborations with other pharmaceutical companies, both domestically and outside the United States.  We intend to develop other corporate partnerships with established and well capitalized pharmaceutical companies who will be responsible for all or part of the pre-clinical and/or clinical development of our compounds and for their potential production, commercialization and marketing.  Under such arrangements, we expect to receive certain up-front and sub-licensing fees, milestone payments, and royalties on drug product sales.  However, we cannot assure you we will be successful in establishing these relationships.  We do not currently maintain any laboratory or research premises.

Our current business strategy is to concentrate our financial resources primarily on the further clinical development of Phenserine, an inhibitor of acetylcholinesterase, that is our lead drug candidate for the treatment of AD.  Acetylcholinesterase is an enzyme in the synapse that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body.  Acetylcholine is a chemical substance that sends signals between nerve cells, called neurotransmission, and is therefore called a neurotransmitter.  Neurotransmitters are secreted by neurons, or nerve cells, into the space between neurons called the synapse.  Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition.

We are planning to initiate a Phase IIb clinical trial that will evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients.  The beta amyloid protein is one of more than a dozen types of amyloid proteins found in the body.  Beta amyloid is derived from the beta-amyloid precursor protein but normally present in the brain of healthy individuals in small quantities.  Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in AD and Down’s Syndrome.  In AD, the beta-amyloid protein undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain.  The beta-amyloid precursor protein, known as beta-APP, is encoded on chromosome 21 and is present in the cell wall of numerous cells within the body including nerve cells of the brain.  Beta-amyloid protein is derived from this larger protein.  We are also planning to undertake a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine.

In addition to the Phenserine clinical program, we are sponsoring pre-clinical research relating to an assay method for screening drug candidates for Alzheimer’s disease.  Pursuant to a sublicense agreement with ARS, ARS is undertaking research and development concerning the development of (1) compounds called Amyloid Inhibitory Peptides, or AIPs, which may prevent and reverse the formation of amyloid plaques in AD (amyloid plaques are amyloid proteins involved in AD and other diseases of amyloidosis that aggregate into insoluble fibrils that are deposited in amyloid plaques in the brains of Alzheimer’s patients), and (2) a pharmaceutical compound for prion-related diseases.  Given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of Tolserine, another acetylcholinesterase inhibitor, one or more of our butyrylcholinesterase inhibitors, and initiate pre-clinical development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD.  Butyrylcholinesterase is an enzyme that is normally found widely in the body.  Its function in the central nervous system remains to be fully understood.  Amongst other roles, it degrades acetylcholine, a primary neurotransmitter in the brain.  Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD.  This enzyme also functions to degrade a number of drugs and natural products and is involved in their elimination from the body.

On May 2, 2000, ARS, a subsidiary of Serono, exercised its right to license certain of our patent rights under the Development Agreement and Right to License signed with us in May of 1999.  Under that agreement, ARS paid us a $250,000 non-refundable fee for the right to license.  Pursuant to the resulting License Agreement, which became effective on September 15, 2000, ARS acquired exclusive worldwide patent rights to our AIP and Prion Inhibitory Peptide, or PIP, technologies.  Through the sublicense, Serono is conducting research and development work on the PIPs, designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.  In conjunction with the signing of the License Agreement with ARS, we generated $1.5 million of revenue in the form of an up-front license fee.  We may generate additional revenues from ARS if they reach certain development milestones concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2003 or at all.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market and give rise to royalty payments, or that additional revenues from patent licensing will be generated.

In December 2000 Axonyx incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands.  Gosse B. Bruinsma, M.D., currently the Chief Operating Officer and Treasurer of Axonyx, was appointed the President of Axonyx Europe BV.  Axonyx Europe explores out-licensing opportunities for Axonyx’s licensed technologies in Europe and other areas outside the United States, facilitates communication with Axonyx’s European shareholders, and is assisting in organizing and administering our current and planned clinical research in Europe and future potential pre-clinical and clinical studies there.  Axonyx Europe has established a Scientific Advisory Board to assist in clinical protocol design as well as the identification of novel CNS technology and products for potential licensing.

Our executive offices are located at 500 Seventh Avenue, 10th Floor, New York, New York 10018, telephone number (212) 645-7704.  We also maintain offices at 1001 4th Avenue Plaza, Suite 3228, Seattle, Washington 98154, telephone number (206) 340-0211.  Axonyx Europe BV has its registered office at Bilderdijkstraat 9, 2311 XD Leiden, The Netherlands, telephone number (31) 71 589 3463.

Axonyx’s fiscal year end is December 31.

Axonyx was incorporated in Nevada on July 29, 1997.

B.                                    Axonyx Drug Development Programs

General

We are currently focusing on the clinical development of our lead acetylcholinesterase inhibitor, Phenserine.  In addition, we are sponsoring pre-clinical research on an assay method for screening drug candidates for Alzheimer’s disease being developed at Monash University in Australia.

In the process of prioritizing our utilization of financial resources for drug development, we have decided not to exercise our option to acquire patent rights to Gilatide and related analog compounds, potential pharmaceutical compounds designed to enhance memory and cognition.  Consequently, the sponsored research program at Thomas Jefferson University was terminated.

Through our sublicense with ARS, a subsidiary of Serono International, S.A., ARS is conducting research at Serono research facilities on compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.  ARS, at Serono research facilities, is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

Given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of:  (1) one or more butyrylcholinesterase inhibitors which will be chosen from a series of selectively acting compounds, the best studied of which are Phenethylnorcymserine (PENC) and Bisnorcymserine, (2) Tolserine, another acetylcholinesterase inhibitor, and (3) initiate pre-clinical development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD.

Each of the AD-targeted classes of compounds in our portfolio has a different therapeutic mechanism of action and represents innovative platform technology from which additional potential therapeutic and diagnostic agents could be developed.

Our AD-targeted approaches include the following, which are described in more detail below:

(1)                                  Phenserine, an inhibitor of acetylcholinesterase and beta-amyloid precursor protein, our lead drug candidate, and Tolserine, another follow-on acetylcholinesterase inhibitor;

(2)                                  a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds;

(3)                                  Posiphen, a compound that decreases the formation of beta-amyloid precursor protein;

(4)                                  through our sublicense with ARS, a subsidiary of Serono, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

Despite the fact that we cannot assure you that the technologies and pharmaceutical compounds that we are developing will ultimately prove to be profitable, we will be required to continue to spend substantial capital on research and development in the foreseeable future in order to enhance our proprietary pharmaceutical portfolio, and to seek to acquire new potential products.  New technologies and/or pharmaceutical compounds in the field of AD, Mild Cognitive Impairment, related diseases associated with cognitive impairment, and prion related diseases by other entities could adversely affect the future marketability of our proprietary products.  Consequently, we will need to continue our funding of research and development of new technologies and pharmaceutical compounds in order to remain competitive.  In fiscal years 2000, 2001 and 2002, we spent $1,635,000, $3,298,000, and $2,610,000 respectively, on sponsored and contract research and development activities associated with our technologies and pharmaceutical compounds.

Alzheimer’s Disease Overview

Alzheimer’s disease is a degenerative brain disease that, with individual variations, advances from memory lapses to confusion, personality and behavior changes, communication problems and impaired judgment.  Over time, AD patients become increasingly unable to care for themselves, and the disease eventually leads to death.  It is estimated that more than 4 million Americans and 12 million people worldwide suffer from AD.  Risk factors for the disease include age and family history.  According to the Alzheimer’s Association, the disease affects one in 10 persons over 65 and half of those over 85 years old are affected by the disease.

While scientists are not completely certain of the specific causes of Alzheimer’s, scientific discoveries have identified important hallmarks of the disease.  Two schools of thought in the scientific community have been historically divided between those that believe that the neurofibrillary tangles composed of tau protein within the nerve cells are responsible for the disease and those that believe that the senile plaques composed of beta-amyloid protein are the cause.  Both neurofibrillary tangles within brain nerve cells and extracellular senile plaques in the cholinergic pathways of the brain have been linked to the death of nerve cells in AD patients.  Recent research indicates that a disruption or an abnormality in beta-amyloid metabolism and the formation of amyloid plaques are most likely to be the primary causes of AD.

According to the most widely accepted theory concerning the cause of AD, there are two important events leading to the formation of beta-amyloid plaques.  The first event involves the abnormal processing of the beta-amyloid precursor protein (beta-APP).  In AD, beta-APP is sequentially cleaved into pieces by two enzymes, creating protein fragments, one of which is the beta-amyloid peptide.  The second key event is the conversion of beta-amyloid into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils).  These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain.  The beta-amyloid protein is a protein normally found in the brain that is over-produced in AD and is considered the toxic agent responsible for neuronal cell death.  There are a number of strategies for preventing the formation of these amyloid plaques:  (1) preventing the formation of beta-amyloid through the inhibition of the processing of its parent molecule, beta -  APP, (2) inhibiting  the enzymes that cleave the beta-APP, (3) removing beta-amyloid from the brain or preventing its aggregation into plaques, and (4) the dis-assembly of the existing amyloid plaques.

Alzheimer’s disease is characterized by increasing cognitive impairment and progressive loss of memory.  These impairments are caused, over time, by a loss of neurons of the cholinergic system of the brain and a loss of cortically-projecting neurons that connect the mid-brain with the cortical areas in the forebrain, particularly affecting brain areas associated with memory and learning.  The cholinergic system is also called the parasympathetic nervous system; it is involved in nerve transmission related tomemory and cognition, as well as the involuntary functioning of major organs such as the heart, lungs and gastrointestinal system.  Cortically-projecting neurons are the nerve cells that connect the mid-brain to the cortical areas in the front part of the brain where nerve cells involved in memory and cognition are concentrated.  In AD, the loss of these connecting nerve cells result in a reduction in the amount of the neurotransmitter acetylcholine, and the loss of mental capacity or cognition.

Under normal healthy conditions, the neurotransmitter acetylcholine is produced by cholinergic neurons and released to carry messages to other cells, then broken down for reuse.  The production and transmission of signals across neurons by acetylcholine is responsible, at least in part, for our memory, learning and cognitive functions.  Having caused a signal to be passed from one neuron to the next, acetylcholine is subsequently broken down by an enzyme called acetylcholinesterase.  In AD, the loss of these cholinergic neurons results in the decreased synthesis and availability of acetylcholine.  By inhibiting acetylcholinesterase, the amount of available acetylcholine to carry messages between surviving neurons is increased, leading to improvements in memory and cognition.

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

The treatment of people with AD is a multi billion-dollar industry in the United States alone and constitutes an extremely large and continually expanding potential market with an unmet therapeutic need.  Currently there are four drugs that have beenapproved in the United States that provide at best marginal symptomatic relief for one aspect of AD, inhibition of acetylcholinesterase:  Cognex® (developed by Warner Lambert), Aricept® (Pfizer and Eisai), Exelon® (Novartis) and Reminyl® (Johnson & Johnson).  One of the Axonyx compounds, Phenserine, an acetylcholinesterase inhibitor, has shown in preclinical and clinical studies a therapeutic and safety profile potentially superior to Aricept®, the leading product currently on the market.  Unlike Aricept, Phenserine has demonstrated, in pre-clinical testing utilizing transgenic mice, the ability to inhibit the formation of beta-APP and to reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques.  In data from Phase II clinical trials, Phenserine showed that the incidence of adverse events in mild to moderate AD patients on their maintenance dose of Phenserine was generally less than Aricept (based on the FDA approved patient packaging insert for Aricept).  Axonyx’s butyrylcholinesterase inhibitor drug candidates attack the disease in other potentially effective ways, representing a potentially new platform technology for the treatment of AD.

Given the complexity of the disease, and uncertainty concerning the specific mechanisms causing AD, it appears likely that a “cocktail approach” to treating the disease will be utilized in the future.  We believe that safe and effective drugs could be prescribed together in order to attack the disease from different approaches.

In addition to inhibiting key enzymes associated with the neural transmission of acetylcholine in preclinical studies conducted by the NIA, the acetylcholinesterase inhibitor Phenserine and our butyrylcholinesterase inhibitors appear to have the ability to inhibit the formation of beta-APP and to reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques.  In animal studies, both types of compounds have been shown to improve cognitive performance.

Phenserine: An Inhibitor of Acetylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

Our most advanced compound, Phenserine, is designed to selectively inhibit acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter.  Phenserine has been shown to be a potent and selective inhibitor of this enzyme in the rat brain and increases memory and learning over a wide therapeutic range in aged rats without causing toxic side effects.  The compound readily enters the brain, has minimal activity in other organs outside the brain, and has a long duration of action.  In preclinical studies, Phenserine was shown to have a brain to blood ratio of 10:1.  Increasing the concentration of the active drug agent in the brain versus the rest of the body maximizes the effects of the drug while potentially reducing peripherally mediated side effects.

Phenserine also has the unusual ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), a large protein that is the source of the neurotoxic peptide, beta amyloid.  By inhibiting the formation of beta-APP, Phenserine can decrease the presence of the soluble beta amyloid protein that is potentially deposited in the brain as amyloid plaques, apparently causing eventual neuronal cell death.  These studies were conducted at laboratories at the NIA in human neuroblastoma cell cultures and in vivo in rodents.  Studies in human neuroblastoma cell lines showed that the compound reduces the formation of beta-amyloid peptide.  Neuroblastoma cell cultures are a type of cell derived from the human brain that can be grown in containers in the lab (in vitro) where they are able to reproduce and carry out many activities as if they were residing in the brain, including the synthesis and secretion of proteins such as the beta-amyloid protein which, in the human brain, can form plaques.  A neuroblastoma cell culture is used to study brain cell function in a simple in vitro system, which allows testing of the ability of drugs to prevent the formation of the beta-amyloid precursor protein and secretion of beta amyloid.  Additional animal studies using the transgenic mouse have confirmed these findings.  The transgenic mouse is a bio-engineered animal that mimics hallmark pathologic changes that occur in the human AD brain.  These results suggest that Phenserine may have the ability to slow the progression of AD in addition to providing symptomatic relief for the cognitive changes.

In December 1999, we initiated Phase I human clinical trials for Phenserine utilizing healthy elderly patients at a U.S. research center.  These Phase I safety and tolerance trials involving both single and multiple dosing were successfully completed in September 2000.

In October 2001, we completed a Phase II proof-of-concept clinical trial with Phenserine utilizing AD patients.  This Phase II proof-of-concept trial was designed to determine the drug’s safety and possibly a trend toward efficacy in patients exhibiting mild to moderate AD.  The trial included 72 patients, with 48 patients receiving two daily doses of the drug and 24 patients received a placebo.  The safety results from the trial substantiated Phase I results indicating that the drug is safe and well tolerated.  There was a low incidence of side effects associated with the digestive tract, with 8.5% of patients receiving the drug reporting nausea and 2.1% reporting vomiting.  Dizziness, reported by 17% of the patients receiving the larger dose of the drug, was the side effect reported most often.  Although the trial was not of the duration necessary and did not include the number of patients required to detect statistically significant clinical improvement in efficacy, nevertheless certain memory tests showed statistically significant results while other tests showed a trend towards statistical significance.

We anticipate initiating two related Phenserine clinical trials in 2003.  The first is a randomized placebo-controlled double-blind Phase IIb trial that will evaluate the effects of two different dosages of Phenserine given for a six month period on the levels of the beta-amyloid precursor protein (beta-APP) and beta amyloid in the plasma and cerebrospinal fluid of 75 mild to moderate Alzheimer’s disease patients.  This Phase IIb trial is intended to substantiate in vitro and in vivo preclinical data that has consistently shown that Phenserine can reduce the levels of beta-APP and beta amyloid, and differentiate Phenserine from the acetylcholinesterase inhibitors currently on the market.  It is believed by many that one of the key underlying pathological processes in Alzheimer’s disease is associated with the amyloid cascade and inhibition of this process could potentially modify Alzheimer’s disease progression.  Patients in this trial will also undergo testing with the standard memory and cognition tests recommended by the United States FDA and European regulatory authorities.  As the protocol for this Phase IIb trial includes examining the safety and efficacy of two dosages of Phenserine over a six month period, it will be part of the planned Phase III clinical trial for Phenserine described below.   This Phase IIb trial, to be undertaken at several facilities in Europe, is anticipated to be initiated in the second quarter of 2003.  We have contracted with JSW Research, an Austrian contracting research organization to undertake this trial.  Other CROs will provide program management, program quality assurance and quality control service, manage and analyze the data associated with this clinical trial program.

Based on the encouraging Phase II clinical results, we believe that a Phase III development program is warranted.  In preparation for Phase III clinical trials, we are completing pre-clinical tests on the final drug formulation of Phenserine, undertaking the scale up of production of the final formulation to meet NDA manufacturing and commercialization requirements, finalizing drug stability studies, and designing the protocols for the Phase III clinical trial program, which will be submitted to U.S. and European regulatory authorities.  We have contracted with contracting research organizations to complete this work.  NOTOX Safety and Environmental Research B.V. of Holland has been awarded an approximately $1.25 million contract to conduct a pre-clinical carcinogenicity study, that began in October 2002, and is expected to be completed in the first quarter of 2005.  Other CROs are conducting Phase I clinical bioavailability trials expected to be completed in May 2003, and shelf life testing on the final formulation of Phenserine.  During 2002, Rhodia Chirex, an active pharmaceutical ingredient, or API, manufacturer, was engaged to develop and manufacture Phenserine drug product.

The second trial that we are currently planning is designed to potentially be one of the pivotal Phase III trials for the NDA submission in the USA and its equivalent in Europe.  This randomized double-blind placebo-controlled trial will be conducted at multiple centers throughout Europe.  It will examine the safety and efficacy of two dosages of Phenserine given for a six-month period in mild to moderate Alzheimer’s disease patients.  The ability of Phenserine to improve memory and cognition will be measured by the standard ADAS-cog and CIBIC-plus efficacy endpoints, which are recommended by the FDA as well as the ADCS-ADL to meet European regulatory requirements.  This Phase III trial will recruit up to 375 patients (including the 75 patients from the Phase IIb trial above).  It is expected that JSW Research would also undertake the running of this clinical trial for us, with other CROs providing the program management and program quality assurance and quality control service, data management and analysis with regard to the clinical trial.  We anticipate initiating this clinical trial in the second quarter of 2003.

The biological and safety profile of Phenserine based on preclinical and clinical data suggests that this drug candidate should be considered for treatment of individuals with mild cognitive impairment and for age associated memory impairment.  We intend to explore the opportunities for developing Phenserine for these indications if the ongoing human clinical trials continue to generate results that are consistent with the preclinical findings.  The other compounds in our portfolio may also be considered for treatment of mild cognitive impairment and related indications if they show the necessary efficacy and tolerability profile.

Sponsored Research Program:  Alzheimer’s Disease Assay Method Development Program

Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”).  Each of these agreements relate to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s Disease.  The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 per year.  The research project pursuant to the Research Agreement is being undertaken by Dr. Small at Monash University in Clayton, Australia.

Under the Assignment Agreement Dr. Small and two other co-inventors have assigned a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  Under the Consulting Agreement with Dr. Small, we engaged Dr. Small for a three year period for Australian $20,000 per year and a grant of stock options for consulting services related to the development of the assay method.

The assay method that is the subject of the patent application and the sponsored research project is a process targeted at identifying early biochemical events associated with beta-amyloid toxicity.  The accumulation of beta-amyloid in the brain is one of the key biochemical events in Alzheimer’s disease.  Dr. Small’s research with this process confirmed the central role of beta-amyloid binding as a key pathological event in nerve cell membrane damage.  Data from pre-clinical in vitro studies undertaken in Dr. Small’s laboratory has shown that there is a strong correlation between the binding of beta-amyloid to cell membranes and the resulting cell damage.  The assay method process is based on a technique known as “surface plasmon resonance”.  The assay method can be used to further the discovery of potential Alzheimer’s disease drug candidates that have a specific action on the damage caused by beta-amyloid.

Other Compounds in the Axonyx Drug Portfolio

There are other potential pharmaceutical compounds that we have patents rights to that may be further developed in the future, given sufficient financial resources.

Other Acetylcholinesterase Inhibitors

We are assessing the properties of other potent inhibitors of acetylcholinesterase such as Tolserine, that may ultimately prove to have certain additional advantages for use in AD, and Thiatolserine, a compound which has characteristics that may be suitable for development as a transdermal agent, one that is absorbed through a patch placed on the skin.

Inhibitors of Butyrylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

Our butyrylcholinesterase inhibitor compounds are designed to selectively inhibit butyrylcholinesterase, an enzyme similar to acetylcholinesterase.  Normally these two enzymes coexist throughout the body, with acetylcholinesterase predominating in degrading acetylcholine.  In the brain of AD patients, as acetylcholinesterase levels gradually fall, there is a concomitant increase in burytylcholinesterase levels in specific nerve pathways within the cortex and the hippocampus, areas associated with AD.  Like acetycholinesterase, butyrylcholinesterase degrades acetylcholine at the synaptic gap between neurons, decreasing the availability of this key neurotransmitter.  Research indicates that the increase in butyrylcholinesterase activity in the brains of AD patients amplifies the toxicity of beta amyloid.  This enzyme was identified as a target for inhibition in AD as it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloid plaques in the brains of AD patients.  Our butyrylcholinesterase inhibitor compounds act to counter butyrylcholinesterase, thus enhancing the availability of acetylcholine, improving memory and cognition.  Inhibition of butyrylcholinesterase may also reduce any increased toxicity of beta amyloid caused by the presence of butyrylcholinesterase in amyloid plaques.

Several of the butyrylcholinesterase inhibitor drug candidates in our drug portfolio, including Cymserine, Phenethylnorcymserine (PENC) and Bisnorcymserine, have been studied extensively in preclinical studies and have been found to have many of the characteristics desirable for use in AD.  Like Phenserine, these compounds have a dual mechanism of action in that, in addition to inhibiting the butyrylcholinesterase enzyme, they also inhibit the formation of beta-APP in cell culture, and in rats.  These preclinical findings indicate that these butyrylcholinesterase inhibitor compounds may have an important role in preventing the formation of amyloid plaques in AD, in addition to its inhibition of butyrylcholinesterase.  The compounds readily enter the brain, they have a long duration of action and are highly active in improving memory and learning in the aged rat.  If we have sufficient resources in the future, we will select one of these butyrylcholinesterase inhibitor compounds for development based on the strength of their patent protection and the relative advantages of the compounds in preclinical studies.  Currently it appears that Bisnorcymserine has several advantages over the other compounds in preclinical results.  Bisnorcymserine appears to be the most potent butyrylcholinesterase inhibitors in our patent portfolio, has a 100-fold selectivity over acetylcholinesterase, behavoiral work shows it to improve memory in rodent models, and it reduces beta-APP in tissue cultures.  Bisnorcymserine has three potential uses:  (1) as an inhibitor of butyrylcholinesterase, (2) as an inhibitor of the production of beta-APP, thus inhibiting the formation of amyloid plaques, and (3) as an early diagnostic marker.  Using PENC, we have successfully developed a manufacturing process that could serve as a model for the scale up process to produce sufficient quantities of Bisnorcymserine for further preclinical studies.

Posiphen

On March 22, 2002, we filed a provisional patent application resulting from a collaboration between Gosse B. Bruinsma, M.D. of Axonyx and Dr. Nigel Greig of the NIH/NIA, on a co-inventorship basis, covering a method for treating patients with Alzheimer’s disease and other cognitive disorders with Posiphen, a potential pharmaceutical compound that is the positive isomer of Phenserine.  Posiphen, unlike Phenserine, is not an acetylcholinesterase inhibitor.  Posiphen’s mechanism of action results in decreases in the formation of the beta-amyloid precursor protein through RNA translational inhibition  We own this patent application jointly with the NIH\NIA.  Depending on the availability of financial resources, we may pursue pre-clinical testing of Posiphen.

C.                                    Out-Licensed Technology

We signed a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono) effective September 15, 2000.  Serono is a Swiss-based biotechnology company listed on the NYSE.  Under the License Agreement, we granted an exclusive, worldwide sublicense of our patent rights and know-how regarding the development and marketing of the Amyloid Inhibitory Peptide and the Prion Inhibitory Peptide technology, the licensed products, to ARS.  We will receive milestone payments upon the occurrence of certain events in the development of the Licensed Products and royalty payments upon the sale of products resulting from the licensed technology.  In addition, ARS paid us a nonrefundable and noncreditable up-front license fee in the amount of $1.5 million.  We could receive milestone payments from ARS in an aggregate amount of $14 million if the licensed product involved is a patented product covered by the sub-licensed patents and patent applications achieve health registration approval.  The amount of aggregate milestone payments through health registration approval would be $7 million if the licensed product involved was developed by Serono during the term of our Development Agreement with ARS.

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

The AIPs, also referred to as beta-sheet breaker peptides, have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain.  The beta-sheet breaker peptide is a molecule composed of naturally occurring amino acids, the building blocks of proteins, that is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that forms plaques.

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

Ongoing preclinical development of compounds based on the AIPs is being undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.  Scientists at Serono are developing a formulation of the AIP compound which are expected to enter human clinical trials in 2003.

Prion Inhibitory Peptides (PIPs)

There is increasing evidence that prions are the infectious agents that cause Bovine Spongiform Encephalopathy (BSE), Creutzfeldt-Jakob Disease, new variant (nvCJD) and possibly other prion-related diseases.  These diseases have caused grave concern in Europe and the U.S. because of the potential for their transmission to humans through the meat supply.  These fatal neurodegenerative disorders are characterized by spongiform degeneration of the brain and, in many cases, by deposits of prions into plaques.  The infectivity of prions is believed to be associated with an abnormal folding of the prion protein.  This folding involves a conversion of the alpha-helical form to the beta-sheet form that can be deposited in plaques in the brain.

ARS, through its sublicense with Axonyx, is developing, at Serono facilities, a series of Prion Inhibitory Peptides, or PIPs, that interact in vitro with the normal form of the prion to prevent its conversion to the abnormal form, and to interact with the abnormal form to cause it to revert to a normal prion.  In earlier research at NYU, incubation of the PIPs with toxic prions taken from BSE and nvCJD infected cows caused a reversion of the toxic prions to the normal form.  These findings suggest a strategy for designing diagnostics and therapeutic treatments for prion related diseases.

Ongoing preclinical development of compounds based on the PIPs is being undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.

D.                                    Competition

We compete with many large pharmaceutical companies that are developing and marketing drug compounds similar to those being developed by us, especially in the area of acetylcholinesterase inhibitors.  Many large pharmaceutical companies and smaller biotechnology companies have well funded research departments concentrating on therapeutic approaches to AD.  We expect substantial competition from these companies as they develop different and/or novel approaches to the treatment of AD.  Some of these approaches may directly compete with the compounds that we are currently or are considering developing.

In the intense competitive environment that is the pharmaceutical industry, those companies that complete clinical trials, obtain regulatory approval and commercialize their drug products first will enjoy competitive advantages.  We believe that the compounds covered by our patent rights have characteristics that may enable them, if fully developed, to have a market impact.

A number of major pharmaceutical companies have programs to develop drugs for the treatment of Alzheimer’s disease.  Many of these drugs are acetylcholinesterase inhibitors.  Warner-Lambert (Cognex®), Eisai/Pfizer (Aricept®), Novartis (Exelon®) and, most recently, Johnson & Johnson (Reminyl®), have marketed compounds of this type in the United States.  Cognex® was effectively removed from the market in 1998 due to severe side effects and Aricept currently dominates the market with over $1 billion in U.S. sales in 2002.  Several other pharmaceutical companies have acetylcholinesterase inhibitors in human clinical trials.

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

Many other pharmaceutical companies are developing pharmaceutical compounds for the treatment of AD or other memory or cognition impairments based on other therapeutic approaches to the disease.  These drugs could become competitors for, or have additive, synergistic clinical effects with one or more of our AD targeted drug candidates.  Examples of those competitive approaches include pharmaceutical compounds designed to stimulate glutamate receptors involved in memory and learning, target nicotinic and muscarinic receptors to increase the release of certain neurotransmitters, activate nerve regeneration, magnify the signals reaching aging neurons from other brain cells, and to modulate GABA (a neurotransmitter) receptors.

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

E.                                      Government Regulation

Regulation by governmental authorities in the United States and foreign countries is an important factor in the development, manufacture and marketing of our proposed products.  It is expected that all of our products will require regulatory approval by governmental agencies prior to their commercialization.  Human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the Food and Drug Administration (FDA) and similar regulatory agencies in foreign countries.

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

The FDA requires that all pre-clinical and clinical testing, as well as manufacturing of drug product, meet certain Good Practices guidelines, including Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  These guidelines are designed to ensure formal training, standard operating procedures, independent performance checks and measures, the accuracy, consistency, validity and completeness of the particular activity.  In our case, contracting research organizations, or CROs, and academic or other sponsored research laboratories that we utilize for our pre-clinical and clinical research, as well as API, or active pharmaceutical ingredient manufacturing of pure drug product, must comply with these guidelines.  Our contracted manufacturers, sponsored research labs and CROs undertake to adhere to Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  We select only CROs that have a record of adherence to those standards and have internal quality assurance and control functions in place to ensure such adherence.  However, no assurance can be given that these CROs will in fact completely adhere to the relevant standards in their work for us.

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

In October 2001, we completed a Phase II proof of concept human clinical trial with Phenserine utilizing AD patients at five sites in the United States.  The only drug for which we have filed an IND is Phenserine.  Our butyrylcholinesterase inhibitor program is in preclinical development.  The AIP product development is under the direction of Serono, through our arrangements with their subsidiary ARS, who has indicated that they may begin human testing in 2003.

F.                                      Strategic Alliances

New York University

On April 1, 1997 we entered into a Research and License Agreement with New York University pursuant to which NYU granted us an exclusive worldwide license to certain patent applications covering AIPs, PIPs and related technology, and any inventions that arose out of the research project funded by us.  Aggregate milestone payments under the agreement total $525,000, with an aggregate of  $175,000 payable upon achieving two clinical and regulatory milestones for each of one Alzheimer’s disease treatment product, one prion treatment product and one neuro-imaging product.  We must pay minimum annual royalty payments to NYU in the amount of $150,000 per year beginning in 2004, through the expiration or termination of the agreement.  We also undertook to comply with a development plan annexed to the agreement, that contains deadlines by which we or our sublicensee is to achieve certain development milestones, including commencing clinical trials, for an AIP and PIP compound.

Under the Research and License Agreement, we are obligated to pay all patent filing, prosecution and maintenance costs.  In addition, we paid NYU $25,000 upon signing the agreement in connection with patent expenses incurred prior to the signing of the agreement.  We have the right to bring suit against any third party infringers and are responsible for all of our costs and expenses or those of NYU incurred in conjunction with such suit.  If we are rewarded a recovery in our suit against a third party infringer, we may utilize such recovery to pay for our costs and expenses in bringing such action, and we must pay NYU a portion of any excess recovery over such costs and expenses.  If we choose not to bring such a suit, and NYU exercises its right to do so, NYU will pay the costs and expenses of such a suit against a third party infringer.  NYU has the right to reimburse itself for costs and expenses incurred in such a suit out of any sums recovered, and will pay us fifty percent of the amount of such recovery in excess of NYU’s costs and expenses.

We issued an aggregate of 600,000 shares of common stock to NYU and two scientists involved in the research upon signing of the agreement.  These 600,000 shares of common stock had a fair market value of $240,000 when they were issued.  In addition, we granted additional shares of common stock to NYU and the two scientists pursuant to certain anti-dilution relative to the shares issuance at a price of $0.001 per share.  We issued an aggregate of 317,369 shares of common stock to NYU and the two scientists in 2000.  We recorded accounting charges of $1,965,000 for the fair market value of 305,074 of the 317,369 shares deemed issued in 1999 and recorded accounting charges of $138,000 for the fair market value of final tranche of 12,295 shares issued in 2000 to complete the shares issuances to NYU and the two scientists.

In addition to royalties on future sales of products developed from the patented technologies, milestone payments and patent filing and prosecution costs, we undertook to fund four years of research at the NYU School of Medicine at Dr. Frangione’s laboratory at a cost of $300,000 per year.  That obligation ceased in the Fall of 2001, after we had paid an aggregate of $1,200,000.  Under the agreement with NYU, we received an exclusive license to all inventions in the field arising from this research on the AIPs and PIPs.  We did not receive notice from NYU that any inventions in the field arose out of the research project on the AIPs and PIPs.

The patent license terminates, on a country-by-country basis, upon expiration of the last to expire of the licensed patents (June 2015 for the United States) or eight years from the date of first commercial sale of a licensed product in such country, whichever is later.  Either party can terminate the Research and License Agreement if the other party materially breaches or defaults in the performance or observance of any of the provisions of the agreement and such breach or default is not cured within 60 days or, in the case of failure to pay any amounts due under the agreement, within 30 days after giving notice by the other party specifying such breach or default, or automatically and without further action if either NYU or Axonyx discontinues its business or becomes insolvent or bankrupt.  Upon termination of the agreement all rights in and to the covered patent rights shall revert to NYU and we will not be entitled to impinge on such patent rights.  Termination of the agreement would not relieve either party of any obligation to the other party incurred prior to such termination.  Certain provisions of the Research and License Agreement will survive and remain in full force and effect after any termination, including provisions relating to confidentiality, liability and indemnification, security for indemnification, and use of name of the other party without prior written consent except under certain circumstances.

On October 11, 2002, we signed a Fourth Amendment with New York University to the Research and License Agreement between New York University and Axonyx dated April 1, 1997.  The amendment modifies the development plan annexed to the Research and License Agreement regarding deadlines by which Axonyx or our sublicensee is to achieve certain development milestones, including commencing clinical trials, for an AIP compound.  The amendment extends the dates by which we or our sublicensee undertakes to meet certain development and commercialization benchmarks, including the commencement of Phase I clinical trials for an AIP compound.  The amendment also modifies the terms of the milestone payment provisions of the Research and License Agreement, delays the due date for the next development plan report and contains releases and waivers of default by the university and Axonyx.  NYU waived any past failures on our part to develop Licensed Products in accordance with the schedule provided in the development plan under the Research and License Agreement.  ARS, a wholly owned subsidiary of Serono International, S.A., who sublicensed the patents covered by the Research and License Agreement between New York University and Axonyx, is undertaking the development and commercialization of the AIP and PIP compounds at Serono facilities in Geneva, Switzerland.

CURE, LLC, Public Health Service/National Institutes of Health

On February 27, 1997, we acquired the worldwide exclusive patent rights to Phenserine, Cymserine (a butyrylcholinesterase inhibitor), their analogs (one of a series of chemical substances of similar chemical structure) and related acetylcholinesterase and butyrylcholineserase inhibitory compounds (not including PENC or Bisnorcymserine) via a sublicense with CURE, LLC, from the Public Health Service, parent agency of the National Institutes of Health\National Institute on Aging (NIH\NIA).  We have periodically sponsored some of the researchers at the NIA facilities involved in fields of research related to the licensed patent rights.

Under the license agreement, we agreed to pay royalties to CURE, LLC on future sales of products developed from the patented technologies, as well as an upfront fee in the amount of $25,000, milestone payments aggregating $600,000 when certain clinical and regulatory milestones are reached, and patent filing and prosecution costs.  We have been paying minimum annual royalty payments of $10,000 since January 31, 2000, which will increase to $25,000 per year on commencement of sales of the product until the expiration or termination of the agreement.  Any royalty payments made to CURE shall be credited against the minimum payments.  Four patents have been issued in the United States.

Certain pass through provisions from the License Agreement between CURE, LLC and the PHS are contained in our License Agreement with CURE, LLC and are binding on us as if we were a party to the License Agreement with the PHS.  Those provisions cover certain reserved government rights to the licensed patents, preparation, filing, maintenance and prosecution of the licensed patents, obligations to meet certain benchmarks and perform a commercial development plan, manufacturing restrictions, as well as indemnification, termination and modification of rights.  PHS reserves on behalf of the U.S. government or any foreign government or international organization pursuant to any existing or future treaty or agreement with the U.S. government an irrevocable, nonexclusive, nontransferable, royalty free license for the practice of all inventions licensed pursuant to the License Agreement between CURE and PHS for research or other purposes.  Prior to the first commercial sale we must provide PHS with licensed products or material for PHS’ use.  After making the first commercial sale of licensed products until expiration of the agreement, we must use our reasonable best efforts to make the licensed products and processes reasonably accessible to the U.S. public.  PHS reserves the right to terminate or modify the License Agreement if it is determined that such action is necessary to meet requirements for public use specified by federal regulations.  We are also obligated, under these pass through provisions, to manufacture licensed products substantially in the U.S., unless a written waiver is obtained in advance from the PHS.  We undertake to develop and commercialize any licensed products covered by the patents pursuant to a commercial development plan contained in a pass through provision from the CURE-PHS license agreement.  If we fail to cure non-compliance with the commercial development plan after notice from CURE within a reasonable period of time, we could be in material breach of the agreement.

Under the pass through provisions from the License Agreement between CURE, LLC and the PHS, the PHS is primarily responsible for the preparation, filing, prosecution and maintenance of the patents covered by the License Agreement.  Pursuant to our agreement with CURE, LLC, we have assumed full responsibility for the preparation, filing, prosecution and maintenance of the covered patents, and have reimbursed CURE, LLC for its patent expenses as part of the $25,000 up front fee.  We have the right to pursue any actions against third parties for infringement of the patents covered by our License Agreement with CURE, LLC.  Upon the conclusion of any such infringement action we may bring, we are entitled to offset unrecovered litigation expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to CURE, LLC.  In the event that fifty percent of such litigation expenses exceed the amount of royalties payable by us, the expenses in excess may be carried over as a credit on the same basis into succeeding years.  A credit against litigation expenses will not reduce the royalties due in any calendar year to less than the minimum annual royalty.  Any recovery we make in such an infringement action shall be first applied to reimburse CURE for royalties withheld as a credit against litigation expenses and we may utilize the remainder to pay for our litigation expense.  Any remaining recoveries will be shared equally by us and CURE.

The reversionary rights provision of the License Agreement sets certain deadlines by which we are to achieve certain development milestones, including commencing clinical trials, for Phenserine.  If we fail to comply with the development benchmarks set forth in the reversionary rights provision, or the commercial development plan, or pay the required penalty fees, then all rights to the patents may, at CURE’s election, revert to CURE, and the agreement will terminate.  In addition, we have the right to terminate the agreement with 60 days notice without cause.  Either party may terminate the agreement upon cause, if the other party materially breaches or defaults in the performance of any provision of the agreement and has not cured such breach or default within 90 days after notice of such breach or default, or if either party discontinues its business or becomes insolvent or bankrupt.  Unless terminated first, the license terminates upon the last to expire of the licensed patents (December 2016 in the United States for the covered patent which will expire last).

On May 27, 2002, we signed an amendment letter with CURE, LLC that amends the License Agreement between Axonyx and CURE dated February 27, 1997.  The amendment modifies the reversionary rights provision of the License Agreement regarding deadlines by which we are to achieve certain development milestones, including commencing clinical trials, for Phenserine.  The amendment extends the dates by which reversionary rights arise if we fail to meet certain development benchmarks, including the commencement of Phase III clinical trials for Phenserine.  On July 11, 2002, the Public Health Service, the parent agency of the NIA, signed an amendment to the Patent License Agreement – Exclusive between the Public Health Service and CURE dated January 31, 1997, which, among other things, amends the commercial development plan and benchmark provisions of the original agreement and extends the dates by which CURE or its sublicensee Axonyx is required to commence clinical trials for Phenserine and file a New Drug Application for Phenserine.

Applied Research Systems ARS Holding N.V./Serono International S.A.

Effective September 15, 2000 we entered into a License Agreement with Applied Research Systems ARS Holding N.V., a wholly owned subsidiary of Serono International S.A., covering the amyloid and prion inhibitory peptide technologies.  Under this agreement we received a $1.5 million up front payment, may receive milestone payments and royalties on the sale of approved drug compounds derived and from the licensed technology.  Previously, on May 17, 1999 we and ARS had signed a Development Agreement and Right to License (Development Agreement).  Under the Development Agreement, we granted an exclusive right to license the patent rights and know-how regarding the AIPs to ARS.  ARS paid us a $250,000 fee for the right to license.

Under the License Agreement with ARS, we could receive milestone payments from ARS in an aggregate amount of $14 million if the Licensed Product involved is a patented product covered by the sub-licensed patents and the patent application achieves certain developmental milestones up through health registration approval.  The amount of aggregate milestone payments through health registration approval would be $7 million if the licensed product involved was developed by Serono during the term of our Development Agreement with ARS.

ARS’ obligation to pay royalties under the License Agreement with respect to any country extends from the date of first commercial sale in such country to the later of the tenth anniversary of the date of such first commercial sale in such country or the date of expiration or invalidation of the covered patents claiming the relevant licensed product in such country (currently June 2015 based on covered issued patents in the United States).  ARS has the unilateral right to terminate the License Agreement without cause at any time upon 30 days notice to Axonyx.  The agreement may be terminated for cause if the other party is in breach of its material obligations and has not cured such breach within 90 days after receipt of notice from the non-breaching party.  In the event that ARS terminates the agreement for cause, the licenses under the agreement become fully paid up, perpetual licenses and in some circumstances ARS may be entitled to complete access to an related intellectual property.  Upon any termination of our Research and License Agreement with NYU, the License Agreement with ARS does not terminate, but our rights and obligations with respect to the patent rights covered by the NYU Research and License Agreement shall be automatically assigned to NYU.  Certain provisions of the License Agreement and the Development Agreement will survive after expiration of termination, including provisions relating to representations and warranties, indemnification, and confidentiality.

Under the License Agreement we agreed to file, prosecute and maintain the covered patent rights.  We have the right to pursue any actions against third parties for infringement of the patent rights covered by the License Agreement.  We shall bear all expenses of any such suit brought by us.  ARS has the right to join such an infringement suit and if it does so, shall pay one half of the costs of such a suit.  Any recovery derived from such suit shall be used first to reimburse us and ARS for reasonable out-of-pocket legal expenses relating to the suit, with any remaining amounts to be shared equally by the parties.  If, after the expiration of 90 days notice of any third party infringement by one party to the other, we have not obtained discontinuance of such infringement or brought suit against the third party infringer, then the royalty in effect in such country shall be reduced by fifty percent.  Such reduced royalty rate shall continue until such infringement ceases.  After such 90 days ARS may bring suit against a third party infringer and join us as a plaintiff, however, ARS shall pay the expenses of bringing such suit and will retain any recovery or damages derived from such suit.

In conjunction with our Development Agreement with a subsidiary of Serono, Serono entered into an employment agreement with Dr. Claudio Soto, one of the lead scientists involved in the research on the AIPs and PIPs, who performed professional services for us from

February 1999 after his departure from New York University School of Medicine in December 1998 until May 1999.  Dr. Soto is continuing his work on development of the AIP and PIP technologies at Serono under the License Agreement.

Dr. David Henry Small/Monash University

Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”).  Each of these agreements relate to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease.  We are responsible for patent filing and prosecution and maintenance of all patents covered by or arising from any of these agreements.  The research project pursuant to the Research Agreement is being undertaken by Dr. Small at Monash University in Clayton, Australia.

The Research Agreement funds a research project concerning further development of the assay method under the guidance of the supervisor, Dr. Small, for a three year period commencing October 1, 2002 and expiring on October 1, 2005, for Australian $90,000 per year.  Dr. Small assigned all rights, title and interest in the intellectual property arising from the research project in return for revenue sharing of future sales of net sales of products arising from the research project intellectual property.  Dr. Small retained rights to all intellectual property that was the property of, claimed by, or licensed to Dr. Small prior to the effective date of the Research Agreement, or which is developed by or on behalf of Dr. Small independently of the research project during the term of the Research Agreement or of the Consulting Agreement.  We granted to Dr. Small a non-exclusive, personal, non-sublicensable, non-transferable, royalty-free, worldwide, perpetual and irrevocable license to use for his own research and educational purposes the research project intellectual property.  Dr. Small granted us a royalty-free, perpetual, irrevocable, non exclusive right to the intellectual property he retains rights to the extent that it is necessary to carry out the research project or exploit the results of the research project.  We have the right to terminate without cause the Research Agreement upon 90 days notice prior to the end of each anniversary of the effective date, September 1, 2002.  We may also immediately terminate the agreement without cause if, in our reasonable discretion, we determine that any intellectual property being developed under the agreement infringes another party’s rights.  Either party may terminate the Research Agreement upon cause upon 30 days notice if the cause is not cured.

Under the Assignment Agreement Dr. Small and two other co-inventors assigned all of their rights, title and interest relating to a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  We also agreed to pay certain legal fees on behalf of the assignors, which we are entitled to recoup out of any future royalties payable under the revenue sharing provisions.  We assigned to the Dr. Small and the co-inventors a non-exclusive, personal, non-sublicensable, non-transferable, royalty free, worldwide, perpetual and irrevocable license to use for their own research and educational purposes the patent application and any patent arising therefrom.  Our obligations under the agreement, including our obligations to file and maintain the patent application or patent arising therefrom, and to pay royalties pursuant to the revenue sharing provisions, with respect to any country, extends from the date of first commercial sale of a product covered by any patent arising from the assigned patent application in such country to the date of expiration or invalidation of all of the valid claims of the patent under which the product is covered.

We have the right to pursue any actions against third parties for infringement of the patent rights pursuant to the patent application at our own expense.  Any recovery of damages in such an infringement suit shall be first applied to any of our unreimbursed expenses and legal fees relating to the suit with the balance remaining to be treated as net sales received by us, subject to revenue sharing.  The litigation costs incurred and any amounts paid in judgment or settlement by us in an infringement action may be credited against a percentage of the revenue share payable to the assignors for any country in which such costs were incurred.

Under the Consulting Agreement with Dr. Small, we engaged Dr. Small for a three year period, commencing September 1, 2002 and expiring on September 1, 2005, for Australian $20,000 per year and a grant of stock options for consulting services related to the development of the assay method.  The 7,500 stock options granted to Dr. Small are exercisable at $1.35 per share.  Dr. Small assigned to us all right, title and interest in all intellectual property and work product created or developed as a result of Dr. Small’s engagement by Axonyx.  The Consulting Agreement may be terminated by either party for cause upon 30 days notice if the other party does not timely cure its breach of the agreement.

Terminated Research and Option Agreements

On April 30, 2002, a research project funded by us pursuant to the Sponsored Research Agreement and Option between Axonyx, the Mayo Clinic Jacksonville (“Mayo”) and Mayo Foundation for Medical Education and Research (“MFMER”) terminated.  Studies undertaken during the research project helped to confirm the effects of Phenserine and some of our other compounds on the metabolism of beta-APP.  We did not receive notification from Mayo or MFMER that intellectual property arose out of the research project that could have been acquired under the exclusive option granted to us pursuant to the agreement.  The parties remain subject to certain provisions of the Sponsored Research Agreement under which Mayo and the principal investigator involved in the research must copy us on any presentations at scientific meetings or publications relating to the research undertaken under the agreement and each party will not use the name of the other party without prior consent of the other party, with some exceptions.

On August 15, 2002, the research project being funded by us under the terms of a Research Agreement with Indiana University signed in August 2001 terminated.  The funded studies concerned the effects of Phenserine and Tolserine on the beta-APP processing of beta-amyloid using in vitro studies and in vivo studies with transgenic mice.  We funded this research project for a one year period at a cost of $125,000.  We did not receive notification from the University of Indiana that intellectual property arose out of the research project that could have been acquired under the exclusive option granted to us pursuant to the agreement.  The parties remain subject to certain provisions of the Research Agreement under which the University of Indiana must copy us on any presentations at scientific meetings or publications relating to the research undertaken under the agreement, each party will not use the name of the other party without prior consent of the other party, with some exceptions, and certain confidentiality and indemnification provisions apply.

On October 1, 2002, a three year research project funded by us pursuant to a Sponsored Research Agreement with the University of Melbourne (Australia) terminated.  Under the agreement, we funded a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s Disease.  On October 11, 2002 we notified the University of Melbourne that we did not intend to exercise the option to acquire an exclusive worldwide license to three patent applications resulting from the research project.  Consequently, we are no longer paying the expenses and fees associated with the filing and prosecution of these patent applications covering the intellectual property resulting from the research project.  We do not claim any intellectual property generated during the research project.  The parties remain subject to certain provisions of the Sponsored Research Agreement involving payment of taxes, non-disclosure and handling of confidential information, rights to intellectual property generated during the research project, and limitation of liability and indemnity.

On April 1, 2001, we entered into a Research Agreement with Thomas Jefferson University under which we agreed to fund a Gilatide Research Program for two years.  The research program concerned a potential pharmaceutical compound named Gilatide and related analog compounds that are designed to enhance memory and cognition.  In addition, Thomas Jefferson University granted us an option to acquire from the University a worldwide exclusive license to a patent application pertaining to the Gilatide technology and to any invention arising out of the research program.  Thomas Jefferson University was responsible for paying all expenses relating to filing, prosecution and maintenance of the patent application covered by the Research Agreement.  In March 2003, we decided not to exercise our option to acquire the rights to the patent application pertaining to Gilatide and the sponsored research concerning Gilatide was terminated.  Given our focus on funding the clinical development of Phenserine, we decided not to exercise our option to acquire the patent rights to Gilatide.

G.                                    Marketing and Sales

We do not intend to manufacture or market any products we may develop.  We intend to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture and/or market our products, if any, through their well developed distribution networks.  We may license some or all of our worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of our products, if any.

H.                                    Patents, Trademarks, and Copyrights

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our drug candidates, particularly those relating to Phenserine, our lead drug candidate, and to avoid infringing the proprietary rights of others.  We have interests in eight patents issued by the United States Patent and Trademark Office and to four pending patent applications.  We obtained exclusive worldwide licenses to three patents and to three patent applications, all of which subsequently became issued patents.  We have sublicensed to Serono’s subsidiary ARS our rights to two of the eight patents listed below and to one patent application that we owned.  We are a co-owner, with the NIH and two co-inventor scientists, of one patent, and the sole owner of another patent concerning a process for producing Phenserine.  We are a co-owner, also with the NIH and co-inventor scientists, of two patent applications, and the owner of a patent application relating to an assay method.  Associated foreign patents have been issued in most cases and foreign patent applications have been filed associated with the listed patents and patent applications.  We will continue to seek to obtain additional licenses from universities and other research institutions.

On February 27, 1997, we obtained an exclusive worldwide license from the NIH’s parent agency, the Public Health Service (PHS), to three patents and one patent application relating to Phenserine, Cymserine (a butyrylcholinesterase inhibitor), their analogs and related acetylcholinesterase and butyrylcholinesterase inhibitory compounds from the laboratory of Dr. Nigel Greig and his collaborators via a sublicense with CURE, LLC.  The licensed patent application was subsequently issued as a patent.

We obtained an exclusive worldwide license from New York University to one U.S. patent and one pending continuation application thereof from the laboratory of Dr. Blas Frangione at the NYU School of Medicine through a research and license agreement entered into with NYU, effective April 1, 1997.  The continuation patent application licensed from NYU, relating to peptides that inhibit formation of amyloid or amyloid-like deposits, was a continuation of U.S. Patent 5,948,763 issued September 7, 1999, concerning certain claims not included in that issued patent, was subsequently issued in the U.S. on October 8, 2002.  The NYU patent and the subsequently issued continuation patent relate to the AIPs and PIPs.  These patent rights have been sublicensed to ARS, a subsidiary of Serono International, S.A.

A patent directed to certain highly selective butyrylcholinesterase inhibitors, including PENC and Bisnorcymserine, resulting from a collaboration between Dr. Hausman of Axonyx and Dr. Greig of the NIH, was issued on June 25, 2002.  The patent relates to the pharmaceutical compounds and their use in the early diagnosis and treatment of AD and related conditions.  This patent is jointly owned by Axonyx, the NIH, and two scientists involved in the research.

Co-ownership of a patent based on co-inventorship in the United States means that each co-inventor presumptively owns a pro-rata undivided interest in the whole patent, and has the unilateral right to exploit the patent without the consent of and without accounting to the other owners.  None of the co-inventors can unilaterally grant exclusive rights to the patent to another party, nor can any co-inventor prosecute an infringement action without joining the other co-inventors.  Ownership laws may vary in other countries.

Issued Patents

U.S. Patent 5,171,750 issued December 15, 1992 for “Substituted Phenserines as Specific Inhibitors of Acetylcholinesterase”.  Expires December 15, 2009.

U.S. Patent 5,378,723 issued January 3, 1995 for “Carbamate Analogs of Thiaphysovenine and Method for Inhibiting Cholinesterases”.  Expires January 3, 2012.

U.S. Patent 5,409,948 issued April 25, 1995 for “Method for Treating Cognitive Disorders with Phenserine”.  Expires December 15, 2009.

U.S. Patent 5,998,460 issued December 7, 1999 for “Phenylcarbamates of (-)-Eseroline, (-)-N1-Noreseroline and (-)-N1-Benzylnoreseroline: Selective Inhibitors of Acetyl and Butyrylcholinesterase, Pharmaceutical Compositions and Method of Use Thereof.”  Expires December 7, 2016.

U.S. Patent 5,948,763 issued September 7, 1999 for “Peptides and Pharmaceutical Compositions thereof for Treatment of Disorders or Diseases Associated with Abnormal Protein Folding into Amyloid or Amyloid-like Deposits”.  Expires June 6, 2015.  Sublicensed by Axonyx to ARS, a subsidiary of Serono.

U.S. Patent 6,410,747 issued June 25, 2002 for “Highly Selective Butyrylcholinesterase Inhibitors for the Treatment and Diagnosis of Alzheimer’s Disease and Dementia”.  Expires July 9, 2017.

U.S. Patent 6,462,171 issued October 8, 2002 for “Peptides and Pharmaceutical Compositions thereof for Treatment of Disorders or Diseases Associated with Abnormal Protein Folding into Amyloid or Amyloid-like Deposits”.  Expires June 6, 2015.  Sublicensed to ARS, a subsidiary of Serono.

U.S. Patent 6,495,700 B1 issued December 17, 2002 for “A Process for Producing Phenserine and its Analogs”.  Expires January 9, 2022.

These patents can expire earlier if they are allowed to abandon or are not adequately maintained.

Patents Pending

Note that we cannot assure you that corresponding patents will be issued or that the scope of the coverage claimed in the following patent applications will not be significantly reduced prior to any patent being issued.

On February 7, 2002 a continuation application containing the cancelled claims in the issued patent entitled “Highly Selective Butyrylcholinesterase Inhibitors for the Treatment and Diagnosis of Alzheimer’s Disease and Dementia” was filed.  As with the patent that this application is a continuation of, this patent application is jointly owned by Axonyx, the NIH, and two scientists involved in the research, on a co-inventorship basis.

On March 22, 2002, we filed a provisional patent application resulting from a collaboration between Gosse Bruinsma, M.D. of Axonyx and Dr. Nigel Greig of the NIH/NIA, on a co-inventorship basis, covering a method for treating patients with Alzheimer’s disease and other cognitive disorders with Posiphen, a potential pharmaceutical compound that is the positive isomer of Phenserine.  Axonyx and the NIH/NIA jointly own this patent application.

We have ownership rights, pursuant to assignment by the inventors, to a provisional patent application filed July 1, 2002 entitled “Assay Method”.  This patent application was assigned to us pursuant to an Intellectual Property Agreement signed in September 2002.  The assay method involves a process for screening potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid.  We are funding research related to this patent application at the laboratory of Dr. David Small at the University of Monash in Australia.

In addition, we also have sole ownership of a pending provisional application in the United States relating to peptide mimetics that inhibit formation of amyloid or amyloid-like deposits.  We have sublicensed these patent rights to ARS, a subsidiary of Serono.

We have not filed for any copyright or trademark protection to date.

I.                                         Employees

We currently have four full time employees, two of whom are in administration/management, and two of whom are involved in both management and research and development.  See Item 10. Executive Compensation for information on Axonyx’s employment arrangements with certain of its officers and directors.

Item 2.                                         Description of Property.

Our operations are conducted from its offices in New York, New York, Seattle, Washington, and Stevenson, Washington.  On February 1, 2003 we leased approximately 800 square feet of office space in New York on a three month renewable basis at a rental rate of $3,500 per month.  We have leased 144 square feet of office space in Seattle on a three month renewable basis at a rental rate of $900 per month.  Up until October 2002, we rented 1,000 square feet of office space in Stevenson, Washington on a month to month basis at a rental rate of $2,500 per month.  Up until December 2002, we rented 900 square feet of office space in Wilton, Connecticut on a month to month basis at a rental rate of $1,250 per month

Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc., rents 425 square feet of office space in Leiden, The Netherlands on a month to month basis at a rental rate of $600 per month.

Item 3.                                         Legal Proceedings.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

Item 4.                                         Submission of Matters to a Vote of Security Holders

Axonyx did not submit any matters to a vote of its stockholders in the fourth quarter of 2002.

PART II

Item 5.                                         Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “AXYX”.  The following table sets forth the high and low bid quotations for our common stock for the period between January 1, 2001 and March 25, 2003.  These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

Period	High	Low

2001
Quarter ended 3/31/01	$7.56	$3.00
Quarter ended 6/30/01	$5.89	$3.70
Quarter ended 9/30/01	$4.33	$2.85
Quarter ended 12/31/01	$6.17	$3.00
2002
Quarter ended 3/31/02	$3.70	$2.45
Quarter ended 6/30/02	$4.53	$2.11
Quarter ended 9/30/02	$2.43	$0.50
Quarter ended 12/31/02	$1.06	$0.45
2003
Period beginning 1/1/03 and ending 3/25/03	$1.24	$0.55

The transfer agent of Axonyx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of March 25, 2003 there were approximately 434 holders of record of Axonyx’s common stock, of which 23,733,613 were issued and outstanding.

We have never paid cash dividends on its common stock.  We presently intend to retain future earnings, if any, to finance the expansion of out business and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On December 31, 2002, we issued an aggregate of 6,486,242 shares of common stock at $0.688 per share and warrants to purchase 3,243,121 shares of common stock exercisable at $0.688 per share to thirty one accredited investors.  The accredited investors in this private placement were as follows:  AFO Capital Advisors, LLC, Clarion Capital, Clearwater Fund I, L.P., Clearwater Offshore Fund, Ltd, Joseph Edelman, Marc Gelman, Gotham Asset Management Master Fund, Daniel Heller, KCM Biomedical L.P., KCM Biomedical II, L.P.,

KCM Biomedical Offshore Master Fund, Knightsbridge Integrated Holdings V, Knightsbridge Integrated Holdings IV Post Venture L.P., Knightsbridge Integrated Holdings II Limited, Knightsbridge Netherlands I, L.P., Knightsbridge Netherlands II, L.P., Knightsbridge Netherlands III, L.P., Knightsbridge Post Venture III, L.P., Knightsbridge Post Venture IV, L.P., Louis Cornacchia, IRA, Steve Oliveira, Orion Biomedical Fund L.P., Orion Biomedical Offshore Fund L.P., Alexander Pomper, Perceptive Life Sciences Master Fund, Quoque Capital LLC, Andrew Sankin, Joseph Seringer, Elliot Shelton, Herriot Tabuteau, William S. Fagan, IRA.  Each of the investors was provided with information about Axonyx.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act.  We received gross proceeds of $4.9 million from this private placement.

On January 15, 2003, we issued warrants to purchase 200,000 shares of common stock exercisable at $1.00 per share to AFO Advisors LLC in relation to the December 31, 2002 private placement.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

On December 4, 2001, we issued an aggregate of 1,970,000 shares of common stock at $3.26 per share and warrants to purchase 985,000 shares of common stock exercisable at $3.91 per share to seventeen accredited investors.  Each of the investors was provided with information about Axonyx.  The accredited investors in this private placement were as follows:  Ascend Partners, L.P., Ascend Partners Sapient, L.P., Ascend Offshore Fund Ltd., Balboa Fund, L.P., Blue Coast Partners, L.P., Blue Coast Partners II, L.P., Citi Fort Point Ltd., The FMG Bio-Med Hedge Fund Limited, Goldman Sachs GDP 2000 Master Fund, Ltd., Green Coast Offshore Limited, KCM Biomedical, L.P., KCM Biomedical II, L.P., KSM Biomedical Offshore Fund, Perceptive Life Sciences Master Fund, Wayne Rothbaum, Kellie L. Seringer, Symmetry Capital Parnters, L.P.  The issuance of the securities are exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act.  We received gross proceeds of $6.4 million from this private placement.

On December 4, 2001, we issued warrants to purchase an aggregate of 100,000 shares of common stock exercisable at $3.91 per share to two placement agents involved in the private placement that closed on the same day.  Punk, Ziegel & Company received a warrant to purchase 92,500 shares of common stock and SCO Securities LLC received a warrant to purchase 7,500 shares of common stock.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

On January 4, 2001, we issued a warrant to purchase 66,000 shares of common stock to Stonegate Securities, Inc. exercisable at $7.12 per share.  Originally Axonyx had issued Stonegate Securities a warrant to purchase 100,000 shares of common stock, however as Axonyx’s contract with Stonegate was terminated early, the final portion of the warrant was not vested.  This warrant was issued in relation to an investment banking agreement signed with Stonegate Securities on January 4, 2001.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

On February 12, 2001, we issued SmallCaps Online Group LLC a warrant to purchase 24,000 shares of common stock with an exercise price of $6.81 per share.  Originally we had issued SmallCaps Online Group LLC a warrant to purchase 48,000 shares of common stock, however as our contract with SmallCaps Online Group was terminated early, one half of the warrant was not vested.  The warrant was granted in relation to the signing of a financial advisory agreement with SmallCaps Online on the same date.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2).

Item 6.                                         Selected Financial Data.

	Years Ended December 31, (Dollars in thousands, except per share data)
	2002	2001	2000	1999	1998

Statement of Operations Data:
Total Revenues	$0	$0	$1,605	$146	$0
Research and development expenses	3,852	5,153	3,516	3,277	353
General and administrative expenses	2,505	3,277	3,482	1,929	289
Loss before interest and foreign exchange	(6,357)	(8,430)	(5,393)	(5,060)	(642)

Net Loss	(6,256)	(8,144)	(4,870)	(5,002)	(652)

Net Loss per share	(.36)	(.53)	(.33)	(.39)	(.07)

Weighted average shares outstanding (in thousands)	17,265	15,423	14,716	12,668	9,886

	December 31, (Dollars in thousands)
	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash, cash equivalents and securities	$4,474	$9,115	$10,363	$5,409	$1,558
Total assets	7,984	9,211	10,457	5,744	2,313
Accumulated deficit	(25,622)	(19,366)	(11,222)	(6,352)	(1,350)
Total stockholders equity	6,679	8,191	9,683	5,287	1,984

Item 7.                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-16 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT.  ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO AXONYX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS.  THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.                                    General.

Since commencement of operations in 1997, our efforts have been principally devoted to research and development activities, including the development of pharmaceutical compounds and product candidates for the diagnosis and treatment of Alzheimer’s disease and other neurological disorders, prion-related diseases such as Bovine Spongiform Encephalopathy and Creutzfeldt Jakob Disease, new variant, and recruiting additional scientific and management personnel and advisors, and raising capital.

Our current business strategy is to concentrate our financial resources primarily on the further clinical development of Phenserine, an inhibitor of acetylcholinesterase, that is our lead drug candidate for the treatment of AD.  We are planning to initiate a Phase IIb clinical trial that will evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients.  We are also planning to undertake a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine.

In addition to the Phenserine clinical program, we are sponsoring pre-clinical research relating to an assay method for screening drug candidates for Alzheimer’s disease.  Pursuant to a sublicense agreement with ARS, a subsidiary of Serono International, S.A., ARS is undertaking research and development concerning the development of (1) compounds called Amyloid Inhibitory Peptides which may prevent and reverse the formation of amyloid plaques in AD, and (2) a pharmaceutical compound for prion-related diseases.  Given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of Tolserine, another acetylcholinesterase inhibitor, some of our butyrylcholinesterase inhibitors, and initiate pre-clinical development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD.

We generated revenue in the form of an up-front license fee upon the signing of the License Agreement with ARS, a subsidiary of Serono, in 2000.  We may generate additional revenues from Serono if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2003.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Our current plan of operation for the next 12 months primarily involves research and development activities, including clinical trials, concerning Phenserine.  We plan to undertake a follow-up Phase IIb trial with Phenserine to gauge the drug’s effect on beta-APP processing.  The estimated cost of this Phase IIb trial is approximately $800,000, which will most likely be incurred in 2003.  We anticipate that this Phase IIb clinical trial will be completed by the end of 2003.  We are also currently planning a second clinical trial for Phenserine that is designed to potentially be one of the pivotal Phase III trials for a NDA in the U.S. and European regulatory approval submission.  This potentially pivotal Phase III clinical trial is being designed to examine the safety and efficacy of two dosages of Phenserine, to be conducted at multiple centers in Europe over a two year period.  No contracts have been signed for undertaking the Phase III clinical trial but we estimate that the direct cost for the planned Phase III would be approximately $4 million and the clinical trial would take approximately two years to complete.  Other Phenserine research and development activities include completing clinical tests on the final drug formulation of Phenserine, completing the chronic preclinical studies, managing the ongoing carcinogenicity studies, bio-assays of blood plasma samples, and finalizing drug stability studies.  Costs for these activities for Phenserine are estimated to be approximately $1.4 million, with approximately $1 million budgeted for 2003.

We are also funding a two year research program at the laboratory of Dr. David Small at the University of Monash in Australia concerning an assay method that is designed to screen potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid.  This project is anticipated to cost approximately $75,000 in 2003.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, currency fluctuations, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial viability and the status of competitive products.  The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangement with other companies, the availability of financing and other factors.  We expect our development costs to increase as our Phenserine development program enters the later stages of clinical development.  If we in-license or out-license rights to some of our drug candidates our development expenses may fluctuate significantly from prior periods.

B.                                    Results of Operations.

Year Ended December 21, 2002 Compared with the Year Ended December 31, 2001

For the years ended December 31, 2002 and December 31, 2001, we had no revenue.

For the year ended December 31, 2002, we incurred a net loss of $6,256,000 compared to a net loss of $8,144,000 for the year ended December 31, 2001.

For the year ended December 31, 2002 we incurred research and development costs of $3,852,000 compared to $5,153,000 for the year ended December 31, 2001.  The decrease in 2002 development expenses as compared with 2001, is the result of the $1,318,000 in costs incurred in 2001 related to the Phenserine Phase II clinical trials.

Our research and development costs incurred in the twelve months ended December 31, 2002 and 2001 primarily included development costs for Phenserine.  In 2002 we had costs of $117,000 for Phenserine clinical trials as compared with $1,535,000 in 2001.  The decreased amount for 2002 was due to the completion of the Phase II clinical trials in 2001.  We incurred costs of approximately $2,355,000 in 2002 for the preclinical studies, chemical manufacturing and regulatory expenses related to Phenserine compared to $1,703,000 for those purposes in 2001.  The increase in 2002 for these expenses were primarily due to expanded toxicology and carcinogenicity studies conducted in 2002.  We had costs of approximately $200,000 in 2001 for chemical manufacturing and preclinical development of Phenethylnorcymserine and Tolserine, as compared to no costs incurred in 2002, with the exception of a portion of the sponsored research at Indiana University and Mayo Clinic, where those compounds were tested, as well as others in our portfolio, to gauge their effect on beta-amyloid.  Finally, we had costs of approximately $165,000 in 2002 for our sponsored preclinical research programs on Gilatide at Thomas Jefferson University, on the Alzheimer’s disease diagnostic program at the University of Melbourne, and on several of our compounds at Indiana University as compared with approximately $412,000 in 2001 for those programs as well as the AIP and PIP research program at New York University and preclinical research at the Mayo Clinic.  The decrease in 2002 was largely due to the termination of the sponsored research program at New York University in the second quarter of 2001, the termination of the University of Melbourne obligations in third quarter of 2002, and the termination of both the Indiana University and Mayo Clinic obligations in the second and third quarters of 2002.

Out of these development projects, we are currently pursuing only the Phenserine development program in order to make the best use of our resources.  There are many risks and uncertainties involved with completing our Phenserine development program.  We will have to raise additional funds to finance the completion of this development project.  Foreign regulatory authorities may suspend or terminate clinical trials at any time or we may do so if they or we believe the trial participants face unacceptable health risks or that Phenserine unexpectedly proves to be unsafe or ineffective.  No contracts have been signed for undertaking the Phase III clinical trial and thus potential costs and the completion timeline for the development of Phenserine through submission of a NDA for regulatory approval in the U.S., which will involve further clinical testing at sites in the U.S., cannot currently be estimated.

For the year ended December 31, 2002 we incurred general and administrative costs of $2,505,000 compared to $3,277,000 for the year ended December 31, 2001.  The decrease in costs from 2001 reflect a $551,000 decline in option charges, $150,000 decline in salary expenses and a $108,000 decline in investor relation costs offset in part by a $113,000 increase in professional fees.

For the year ended December 31, 2002 interest income was $101,000 as compared to $310,000 in interest income for the year ended December 31, 2001.  The decline in interest income is attributed to a decline in short term investment balances during the year combined with a decline in short term interest rates in the financial markets.

For the year ended December 31, 2002 there was no gain or loss on foreign exchange as compared to a $24,000 loss for the year ended December 31, 2001.  The decline in foreign exchange loss is attributed to our efforts to reduce our foreign exchange exposure by holding the majority of our assets in US dollar denominated accounts.

Year Ended December 21, 2001 Compared with the Year Ended December 31, 2000

For the year ended December 31, 2001, we had no revenue compared to revenue of $1,605,000 for the year ended December 31, 2000.  The revenue recognized in fiscal year 2000 was due to the up-front license fee payment from a subsidiary of Serono in conjunction with the signing of the License Agreement in September 2000 and the 2000 portion of a $250,000 fee received from Serono pursuant to the Development Agreement and Right to License signed in May 1999, which entitled Serono to a one year right to license our AIP and PIP technology.

For the year ended December 31, 2001, we incurred a net loss of $8,144,000 compared to a net loss of $4,870,000 for the year ended December 31, 2000.

For the year ended December 31, 2001 we incurred research and development costs of $5,153,000 compared to $3,516,000 for the year ended December 31, 2000.  The increase in 2001 development expenses as compared with 2000, is the result of increased costs of $397,000 related to the Phenserine Phase II clinical trials, increased chemical manufacturing costs of $596,000 and increased toxicology costs of $692,000 incurred in 2001.

Our research and development costs incurred in the twelve months ended December 31, 2001 and 2000 included primarily development costs for Phenserine.  In 2001 we had costs of approximately $1,535,000 for Phenserine clinical trials as compared with $1,138,000 in 2000.  The increased amount for 2001 was due to the initiation of the Phase II clinical trials in December 2000.  We incurred costs of approximately $1,703,000 in 2001 for the preclinical studies, chemical manufacturing and regulatory expenses related to Phenserine compared to $411,000 for those purposes in 2000.  The increase in 2001 for these expenses were primarily due to increased chemical manufacturing costs for the Phenserine clinical trials and toxicology studies conducted in 2001.  We had costs of approximately $200,000 for chemical manufacturing and preclinical development of Phenethylnorcymserine and Tolserine, as compared to costs of approximately $322,000 incurred in 2001.  The decrease for 2001 for these costs were primarily due to the $292,000 incurred for the chemical manufacturing and control incurred in 2000 which were completed in that year.  Finally, we had costs of approximately $412,000 in 2001 for our sponsored preclinical research programs on Gilatide at Thomas Jefferson University, on the Alzheimer’s disease diagnostic program at the University of Melbourne, on the AIP and PIP technologies at New York University, and on several of our compounds at Indiana University and at the Mayo Clinic as compared with approximately $351,000 in 2000 for those programs with the exception of the sponsored research programs at the University of Indiana and the Mayo

Clinic, which were initiated in 2001.  The small increase in 2001 was largely due to the fact that the sponsored research programs at the University of Indiana and the Mayo Clinic were initiated in the first and second quarters of 2001.

For the year ended December 31, 2001 we incurred general and administrative costs of $3,277,000 compared to $3,482,000 for the year ended December 31, 2000.  The decrease is attributable in part to a $815,000 decline in non-cash option charges offset in part by a $350,000 increase in professional fees and a $247,000 increase in investor relation costs.  The increase in professional fees includes costs incurred in financing efforts and financial advisory services.

For the year ended December 31, 2001 interest income was $310,000 as compared to $497,000 in interest income for the year ended December 31, 2000.  The decline in interest income is attributed to a decline in short term investment balances during the year combined with a decline in short term interest rates in the financial markets.

For the year ended December 31, 2001 we incurred a loss on foreign exchange of $24,000 as compared to a $26,000 gain for the year ended December 31, 2000.  The loss and gains in foreign exchange reflect the impact incurred from our Euro denominated balances and the currency fluctuations between the US dollar and the Euro.

C.                                    Liquidity and Capital Resources.

As of December 31, 2002, we had $3,021,000 in cash and cash equivalents, $1,453,000 in cash held in escrow and $6,592,000 in working capital.  We had $3,415,000 of stock subscriptions receivable on December 31, 2002, due to the closing of a private placement of common stock and warrants on that date.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities during the fiscal year ended December 31, 2002 was $6,094,000resulting from a net loss of $6,256,000, of which $237,000 was stock based compensation, offset by an decrease in accounts payable and accrued expenses of $76,000.

Net cash from financing activities for the fiscal year ended December 31, 2002 was zero.  On December 31, 2002 we issued an aggregate of 6,486,242 shares of common stock at $0.688 per share and warrants to purchase 3,243,121 shares of common stock exercisable at $0.688 per share to 31 accredited investors.  We received gross proceeds of $4,868,000 million from this private placement.  Of the gross proceeds of $4,868,000, as of December 31, 2002, $3,415,000 was stock subscriptions receivable, $1,453,000 was cash held in escrow, and there was $391,000 of expenses accrued in connection with the private placement.

We have a contract with JSW Research of Austria, to undertake the Phenserine Phase IIb clinical trial for approximately $800,0000, which is anticipated to be largely incurred in 2003.  We have contracts with CROs to provide services relating to Phenserine research and development activities including completing pre-clinical tests on the final drug formulation of

Phenserine, undertaking carcinogenicity studies, bio-assays of blood plasma samples, and finalizing drug stability studies.  Costs for these contracted development activities for Phenserine are estimated to be approximately $1.4 million, with approximately $1 million budgeted for 2003.  Finally, under our Research Agreement we are funding a two year research program at the laboratory of Dr. David Small at the University of Monash in Australia concerning an assay method that is designed to screen potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid.  This project is anticipated to cost approximately $75,000 in 2003, and an additional $75,000 in 2004.  Under our Research and License Agreement with New York University, we must pay minimum annual royalty payments of $150,000 per year beginning in 2004 through the expiration or termination of that agreement.  Our current real estate leases are all on a short-term basis.  We plan to finance our needs principally from the following:

•                                          our existing capital resources and interest earned on that capital;

•                                          milestone payments under our license agreement with ARS; and

•                                          through future private placement financing.

As mentioned above, we may generate additional revenues from Serono if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property.  A milestone payment in the amount of $1 million is payable to us within 30 days after the first subject is enrolled in a Phase I clinical trial on the AIPs.  Serono is expected to initiate such a clinical trial in 2003.  We currently anticipate that we will receive the $1 million milestone payment from Serono in 2003.  We cannot at this time assure you that those milestone payments will occur in fiscal year 2003, if at all.

We believe that we have sufficient capital resources to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual contract costs of undertaking the Phenserine Phase III clinical trials, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We will need to raise additional capital or generate additional revenue to complete the Phase III clinical trial.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the 12 month period ending March 31, 2004, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

D.                                    Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in note B to the financial statements included in this Form 10-K. Our critical accounting policies are:

Revenue recognition:  We defer recognition of revenue from fees received in advance unless they represent the culmination of a separate earnings process.  Such deferred fees are recognized as revenue over the term of the arrangement as they are earned, in accordance with the agreement.  License fees represent the culmination of a separate earnings process if they are sold separately without obligating us to perform research and development activities or other services.  Right to license fees are recognized over the term of the arrangement.  Nonrefundable, noncreditable license fees that represent the culmination of a separate earnings process are recognized upon execution of the license agreement.  Revenue from the achievement of milestone events stipulated in the agreements will be recognized when the milestone is achieved.  Royalties will be recognized as revenue when the amounts earned become fixed and determinable.

Research, development costs:  Research and development costs are expensed as incurred.

Stock-based compensation:  We account for stock-based employee compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  We follow the fair value based method of accounting for awards to nonemployees.

E.                                      Risks and Uncertainties

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

Risks Related to Our Business

We will need additional funds, and if we are unable to raise them, we will have to curtail or cease operations.

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings to fund our operations.  In order to carry out our plan of operations beyond the next twelve months, including completion of the planned potentially pivotal Phase III clinical trial for Phenserine, we will need to generate additional working capital.  If our sublicensee Serono initiates Phase I clinical trials with an AIP, a milestone payment of $1 million will be payable to us from Serono within 30 days of the enrolling of the first patient in such a trial.  While we cannot be certain concerning the timing of the initiation of such clinical trial by Serono, we understand that initiation of such a clinical trial is currently planned by Serono to occur in 2003.

We may not be able to obtain adequate financing to fund our operations, including any new clinical trials, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our drug development programs, including Phenserine, to enter into new collaborative arrangements on terms that are not favorable to us (i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable), or to cease operations altogether.

We have a limited operating history.  We have a large accumulated deficit and may never become profitable.

We have a limited operating history upon which investors may base an evaluation of our likely future performance.  Since we began operations in 1997 we have been engaged in developing our research programs, recruiting outside directors, employees and key consultants, and consummating patent licensing agreements.  To date, we have not had any in-house laboratory facilities in which to conduct any research and will not have any operational laboratories of our own in the near future.  We have had only limited revenue from license fees in the amount of $1.75 million to date.  As of December 31, 2002, we had an accumulated deficit of $25,622,000 and our operating losses are continuing.

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

We expect to incur substantial operating losses for at least the next several years.  We currently have sufficient capital resources to fund our operations, with necessary adjustments to our general and administrative budget, at least until March 2004.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that we have realized to date has been fees totaling $1.75 million paid by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., under the terms of the Development Agreement and Right to License and the subsequent License Agreement.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

Under our Research and License Agreement with New York University, as amended, we are obligated to meet certain deadlines for the pre-clinical and clinical development of the licensed AIP and PIP technology, payment of royalties, and filing, maintenance and prosecution of the covered patent rights.  Ongoing drug development of the AIP and PIP technology covered by the NYU agreement is being undertaken by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., under the terms of our License Agreement with them.  NYU can terminate the Research and License Agreement for cause:  (a) if we do not cure within 60 days of notice of a material breach or default in the performance or observance of any of the provisions of the agreement or (b) if we fail to pay any amounts due under the agreement, within 30 days after receiving notice from NYU specifying such breach or default, or automatically and (c) immediately without further action, if we discontinue our business or become insolvent or bankrupt.

We are obligated, under the provisions of the License Agreement with CURE, LLC to pay certain royalty payments, pay for the filing, prosecution and maintenance of the patent rights covered by the agreement, meet certain development timelines and comply with certain pass through provisions from the License Agreement between CURE, LLC and the PHS.  The reversionary rights provision of the License Agreement sets certain deadlines by which we are to achieve certain development milestones, including commencing clinical trials, for Phenserine.  If we fail to comply with the development benchmarks or the commercial development plan, or pay the required penalty fees, then all rights to the patents may, at CURE’s election, revert to CURE, and the agreement will terminate.

Certain pass through provisions from the License Agreement between CURE, LLC and the PHS are contained in our License Agreement with CURE, LLC.  These pass through provisions are binding on us as if we were a party to the License Agreement with the PHS.  Those provisions cover certain reserved government rights to the licensed patents, obligations to meet certain benchmarks and perform a commercial development plan, manufacturing restrictions, as well as indemnification, termination and modification of rights.  PHS reserves on behalf of the U.S. government or any foreign government or international organization pursuant to any existing or future treaty or agreement with the U.S. government an irrevocable, nonexclusive, nontransferable, royalty free license for the practice of all inventions licensed pursuant to the License Agreement between CURE and PHS for research or other purposes.  After making the first commercial sale of licensed products until expiration of the agreement, we must use our reasonable best efforts to make the licensed products and processes reasonably accessible to the U.S. public.  PHS reserves the right to terminate or modify the License Agreement if it is determined that such action is necessary to meet requirements for public use specified by federal regulations.  We are also obligated, under these pass through provisions, to manufacture licensed products substantially in the U.S., unless a written waiver is obtained in advance from the PHS.  We undertook to develop and commercialize the licensed products covered by the patents pursuant to a commercial development plan contained in a pass through provision from the CURE-PHS license agreement.  If we fail to cure non-compliance with the commercial development plan after notice from CURE within a reasonable period of time, we could be in material breach of the agreement.  We have not, as of the date this prospectus, received notice of default of any of our obligations from CURE, LLC, or the PHS.

If we receive written notice of our default or material breach of any of our obligations under the licensing agreements, we must cure the default within ninety days under the license with CURE or sixty days (or concerning payments, 30 days) under the license with New York University, or the relevant licensor may terminate the license.  After such termination, we would not be entitled to make any further use whatsoever of the licensed patent rights, or any related licensed know-how.  Upon termination of our license agreements, we are required to return the licensed technology to our licensors.  Since we sublicensed the technology licensed from New York University to ARS, a subsidiary of Serono, such termination could also cause us to lose some or all of our future revenues under this sublicense agreement or under any other future sublicensing agreements concerning our patent rights to other drug candidates, if any.

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

We do not currently have the capability to undertake manufacturing, marketing, or sales of any potential products and we have limited personnel to oversee out-sourced clinical testing and the regulatory approval process.

We have not invested in manufacturing, marketing or product sales resources.  We cannot assure you that we will be able to acquire such resources.  It is likely that we will also need to hire additional personnel skilled in the clinical testing and regulatory compliance process if we develop additional product candidates with commercial potential.  We have no history of manufacturing or marketing.  We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies.  We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms.  To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.  We do not currently have the capability to conduct clinical testing in-house and do not currently have plans to develop such a capability.  We out-source our clinical testing to contract research organizations.  We currently have one employee who oversees the contract research organizations involved in clinical testing of our compounds.  We cannot assure you that our limited oversight of the contract research organizations will suffice to avoid significant problems with the protocols and conduct of the clinical trials.

We depend on contract research organizations to do much of our pre-clinical and all of our clinical testing, and we are substantially dependent on an outside manufacturer to develop and manufacture drug product for our lead drug product.

We have engaged and intend to continue to engage third party contract research organizations, or CROs, and other third parties to help us develop our drug candidates.  Although we have designed the clinical trials for our drug candidates, the CROs have conducted all of our clinical trials.  As a result, many important aspects of our drug development programs have been and will continue to be outside of our direct control.  In addition, the CROs may not perform all of their obligations under arrangements with us.  If the CROs do not perform clinical trials in a satisfactory manner or breach their obligations to us, the development and commercialization of any drug candidate may be delayed or precluded.  We cannot control the amount and timing of resources these CROs devote to our programs or product candidates.  The failure of any of these CROs to comply with any governmental regulations would substantially harm our development and marketing efforts and delay or prevent regulatory approval of our drug candidates.  If we are unable to rely on clinical data collected by others, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

We have contracted with or are currently negotiating contracts with ten CROs to perform services concerning certain pre-clinical and clinical testing of Phenserine.  For example, our subsidiary, Axonyx Europe has contracted with NOTOX Safety and Environmental Research B.V. of Holland to conduct a pre-clinical carcinogenicity study.  Other CROs are providing other services, including conducting a Phase I bioavailability clinical trial, a shelf life testing on the final formulation of Phenserine.  We have contracted with JSW Research in Austria to undertake the running of our Phase IIb beta-amyloid clinical trial for Phenserine, and it is expected to also undertake the running of the planned potentially pivotal Phase III clinical trial for Phenserine.  Other CROs will provide the program management, program quality assurance and quality control service, and data management and analysis for both clinical trials.  In the event that any of these CROs fails to perform the services that they have been contracted to perform such failure would likely cause delay in the completion of the relevant drug development program and additional expense incurred in the process of replacing the CRO.  Replacement of NOTOX would likely cause a delay in any future NDA submission for Phenserine and it is likely that switching to another vendor would involve paying higher contract costs.  Given that we have only one person in house who will be primarily responsible for overseeing the conduct of the contracting research organizations, we cannot assure you that any failure on the part of those CROs will be detected on a timely basis.  We have, in the past, engaged Rhodia Chirex, an API or active pharmaceutical ingredient manufacturer, to develop and manufacture Phenserine drug product.  While the rights to the proprietary manufacturing processes have been assigned to us and are covered by a patent application, transferring to another manufacturer would create delays in our drug development of Phenserine and would involve higher costs.

We are dependent on executive officers and non-employee scientific personnel, most of whom do not have employment contracts.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel.  The loss of our President and Chief Executive Officer, Dr. Marvin S. Hausman, M.D. and/or Gosse B. Bruinsma, M.D., our Chief Operating Officer and Treasurer, and/or Michael R. Espey, our Vice President and General Counsel would be detrimental to us.  We currently have employment agreements only with Gosse B. Bruinsma, M.D.  We do not have employment agreements with key scientific personnel who are doing research at the National Institute of Aging related, in some cases, to pharmaceutical compounds licensed via a sublicense to Axonyx, and have no assurance that such personnel will continue to be employed in such research.  We do not carry key man insurance on any of our personnel.

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

We have licensed rights to certain patented and patent pending proprietary technology from NYU and CURE LLC to which we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed technology.  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes.  We have interests in eight patents issued in the United States.  We obtained patent rights in six of those patents from our licensors at New York University and CURE, LLC.  We sublicensed the rights to two of those six patents to by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A.  We have also filed two patent applications, one in conjunction with the NIH and two co-inventor scientists, that have become issued patents in the United States.  In addition to the eight issued patents, we have filed four patent applications in the United States.  We have co-ownership patent rights to two of these patent applications.  We have ownership rights to one of the patent applications pursuant to assignment by the inventors and we have sublicensed the fourth patent application to ARS.  We are obligated to pay the filing, prosecution and maintenance expenses with regard to all of these patents and patent applications.  We and our licensors have filed patent applications in other countries, and we may seek additional patents in the future.  Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.  We may not develop or obtain rights to products or processes that are patentable.  Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed.  In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.  Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

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

While we have not received notification of potential infringement of patents held by third parties, with respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings could result in substantial costs to us.  Litigation and/or proceedings could be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties’ proprietary rights and the priority of an invention.  The outcome of any of these types of proceedings could significantly affect our drug candidates and technology.  United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence.

Under our license agreements with New York University, CURE, LLC, ARS, a subsidiary of Serono, and Dr. David Small and co-inventors, we have the right to pursue any actions against third parties for infringement of the patent rights covered by those agreements.  Under those arrangements we are obligated to share any recovery over and above that required for reimbursement of our costs and expenses in bringing the infringement action with our licensors, or in the case of ARS, with our licensee, if ARS joins the suit.  Under one of those arrangements, our failure to effect the discontinuance of any infringement after a certain period of time can reduce our royalty income.  Under our License Agreement with ARS, if, after the expiration of 90 days of notice of any third party infringement by one party to the other, and we have not obtained discontinuance of such infringement or brought suit against the third party infringer, then the royalty in effect in such country shall be reduced by fifty percent.  Such reduced royalty rate shall continue until such infringement ceases.

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

If we do not exercise our right to prosecute and our licensors institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings.  In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us.

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

Despite the use of confidentiality agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

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

There are significant risks regarding the patent rights surrounding Bisnorcymserine and Phenethylnorcymserine (PENC), two of our potential butyrylcholinesterase inhibitor drug candidates, and for Posiphen, a potential pharmaceutical compound for the treatment of Alzheimer’s Disease that is the positive isomer of Phenserine.  Because we do not own the patent rights exclusively, any future decisions to commercialize PENC, Bisnorcymserine, or Posiphen may be adversely impacted due to patent rights held by third parties with whom we do not currently have licensing agreements concerning the patent application covering those drug candidates.  In addition, even if our patent rights are not adversely impacted, we may still attempt to obtain licenses from the third party patent holders to reduce or eliminate the risks relating to our development and commercialization efforts.  Such licenses may not be available on acceptable terms or at all and may impair our ability to commercialize PENC, Bisnorcymserine, or Posiphen.  A decision not to commercialize these drug candidates could adversely affect our business.

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

As of March 20, 2003, our directors and executive officers beneficially owned approximately 22% of our outstanding common stock.  As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control of Axonyx that may be favored by other stockholders.

We are significantly controlled by our management.

Our executive officers comprise three of the eight members of the Board of Directors.  As a result, our management has the ability to exercise influence over our significant matters.  This high level of influence may have a significant effect in delaying, deferring or preventing a change of control of our company.

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

There are many companies, both public and private, including well-known pharmaceutical companies, engaged in developing synthetic pharmaceutical and biotechnological products for human therapeutic applications in the Alzheimer’s disease area.  Our major competitors are currently the pharmaceutical companies that are marketing the acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease.  The market for such is dominated primarily by Pfizer with its drug Aricept.  The other significant drugs are Exelon marketed by Novartis and Reminyl marketed by Jansen Pharmaceuticals.  These are large pharmaceutical companies with far ranging capabilities to market their drugs and to develop follow on drug products.  We are years away from gaining approval for our most advanced drug, Phenserine and we do not currently have the resources to fund Phenserine’s development through to approval for marketing.  In addition we do not have the capability of marketing a drug and will have to enter into a collaborative relationship with a larger pharmaceutical company in order to market Phenserine.  As Phenserine is also an acetylcholinesterase inhibitor, like the currently marketed drugs, unless the data from future Phenserine clinical trials reflects the general lack of adverse side effects found in previous clinical trials and the unique mechanism of action involving the inhibition of the beta-amyloid precursor protein found in pre-clinical studies, it will be difficult to distinguish Phenserine from the currently market drugs and gain market share.

Certain smaller pharmaceutical companies may also be competitors.  Smaller companies may also prove to be competitors through collaborative arrangements with large pharmaceutical and biotechnology companies.  Academic institutions, governmental agencies and other public and private research organizations are also becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.  Many of these companies have substantially greater capital, research and development and human resources and experience than us and represent significant long-term competition for us.  In addition, many of these competitors have significantly greater experience than us in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.  Furthermore, if we or our current or any future licensee is permitted to commence commercial sales of any product, we or our licensee will also be competing with companies that have greater resources and experience in manufacturing, marketing and sales.  We have no experience in these areas.  These other companies may succeed in developing products that are more effective or less costly than any that may be developed by us or our future licensee and may also prove to be more successful than us or our future licensee in production and marketing.  Competition may increase further as a result of the potential advances in the commercial applicability of peptide chemistry and greater availability of capital for investment in these fields.  Other companies are engaged in research and product development based on amyloidogenesis and acetylcholinesterase inhibition.

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

Any approval of our drug candidates may be contingent on post-marketing studies or other conditions and the approval of any of our drug candidates may limit the indicated uses of the drug candidate.  Further, even if our drug candidates receive regulatory approval, we may still face difficulties in entering into collaborative arrangements for the marketing and manufacturing of those drug candidates.  A marketed product, its manufacturer and the manufacturer’s facilities are subject to continual review and periodic inspections.  The FDA requires that all pre-clinical and clinical testing, as well as manufacturing of drug product, meet certain Good Practices guidelines, including Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  In our case, contracting research organizations and academic or other sponsored research laboratories that we utilize for our pre-clinical and clinical research, as well as API manufacturing of drug product, must comply with these guidelines.  Our contracted manufacturers, sponsored research labs and contracting research organizations undertake to adhere to Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.

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

The testing and marketing of drug products entail an inherent risk of product liability.  If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators.  We currently carry clinical trial insurance but do not carry product liability insurance.  We currently maintain clinical trial insurance in the amount of $5,000,000.  We may not be able to obtain insurance at a reasonable cost, if at all.  While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

Other Risks

We could be de-listed from Nasdaq if the bid price of our common stock does not close above $1.00 per share for at least ten consecutive trading prior to June 16, 2003.

On December 17, 2002 we received a Nasdaq Staff Determination letter indicating that we were not in compliance with the Nasdaq stockholders’ equity and closing bid price requirements for continued listing, and that our common stock was therefore subject to de-listing.  We appealed to the Nasdaq Listing Qualifications Panel, and, effective March 3, 2003, trading in our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market.  In addition, in accordance with Nasdaq rules, we have been informed that the continued listing of our common stock on the Nasdaq SmallCap Market is conditioned upon the closing bid price of our common stock being more than $1.00 per share for a minimum of ten consecutive trading days prior to June 16, 2003.  If we are unable to comply with this requirement, we will be subject to de-listing from the Nasdaq SmallCap Market.

If our common stock is de-listed from the Nasdaq SmallCap Market, selling shares of our common stock could be more difficult because the trading market for our common stock will likely be less liquid, and lower volumes of our shares will likely be traded.  In addition, transactions could be delayed and securities’ analysts and news media coverage of Axonyx would likely be reduced.  Any of the above factors would likely result in lower prices and a larger spread in the bid and ask prices for shares of our common stock.

We do not pay cash dividends.

We have never paid dividends and do not presently intend to pay any dividends in the foreseeable future.

Sales of our common stock may cause our stock price to decline.

The sale of our shares by our selling security holders from time to time, or even the potential of such sale, may have an adverse effect on the price of our common stock.  The sales of our shares in the future may also have an adverse effect on the price of our common stock.  There are currently approximately 11.5 million shares of our common stock outstanding that are “restricted securities” as that term is defined by Rule 144 under the Securities Act of 1933.  Such shares will be eligible for public sale only if registered under the Securities Act or if sold in accordance with Rule 144.  We have registered and are in the process of registering additional shares for selling shareholders.  Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions.  The timing and amount of sales of common stock that are currently restricted securities could have a depressive effect on the future market price of our common stock.

There is only a limited trading market for our common stock and it is possible that you may not be able to sell your shares easily.

There is currently only a limited trading market for our common stock.  Our common stock trades on the Nasdaq SmallCap Market under the symbol “AXYX” with very limited trading volume.  We cannot assure you that a substantial trading market will ever develop (or be sustained, if developed) for our common stock.

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

In the past two years, the price range of the closing prices for our common stock has been between a high of $7.56 and a low of $0.51.  In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies.  If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

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

As of March 20, 2003, we had outstanding options to purchase an aggregate of 4,140,600 shares of our common stock to our employees, officers, directors, and consultants under our 2000 and 1998 Stock Option Plans.  We may issue options to purchase an additional 609,400 shares of our common stock under the 2000 and 1998 Stock Option Plans.

In addition, we have granted options to purchase an aggregate of 129,000 shares of common stock outside of our Stock Option Plans to consultants and others.

There are currently outstanding warrants to purchase an aggregate of 5,421,121 shares of common stock.

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

Item 7A.                                Quantitative and Qualitative Disclosures About Market Risks.

We have foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  We had negligible net foreign exchange losses for the fiscal year ended December 31, 2002 of less than $1,000.  If the foreign currency rates were to fluctuate by 10% from rates at December 31, 2002 and 2001, the effect on our financial statements would not be material.  However, there can be no assurance there will not be a material impact in the future.  Beginning in the third quarter of 2001, we limited our exposure to foreign currency risk by reducing the balances of its foreign currency accounts.  However, as long as we continue to fund its foreign operations, we will be exposed to some currency exchange risks.

We consider out investments in money market accounts, short term commercial paper and time deposits as cash and cash equivalents.  The carrying values of these investments approximate fair value because of the short maturities (three months or less) of these instruments and accounts.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

We do not enter into or trade derivatives or other financial instruments or conduct any hedging activities.

Item 8.                                         Financial Statements and Supplementary Data.

The Audited Financial Statements for this Form 10-K appear on pages F-1 through F-16 following the signature page below.

Item 9.                                         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.                                  Directors and Executive Officers of the Registrant

A.                                    Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Axonyx are as follows:

Name	Age	Position

Marvin S. Hausman, M.D.	61	President & Chief Executive Officer, Director

Gosse B. Bruinsma, M.D.	48	Chief Operating Officer, Treasurer, President of Axonyx Europe BV, Director

Michael R. Espey	41	Vice President, Secretary, Director

Albert D. Angel	65	Chairman of the Board of Directors

Abraham E. Cohen

66

Director

Louis G. Cornacchia	69	Director

Steven H. Ferris, Ph.D.	59	Director

Gerard J. Vlak, Ph.D.	69	Director

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified.  The officers of Axonyx serve at the pleasure of Axonyx’s Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Axonyx.

Marvin S. Hausman, M.D.  Marvin Hausman has served as a director and President & CEO of Axonyx since January 1997.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Dr. Hausman was reelected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  At a Board Meeting on June 11, 2002, Dr. Hausman was reelected as President and Chief Executive Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders.  Dr. Hausman was a founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products.  He has thirty years experience in drug development and clinical care.  Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles.  He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland.  He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles.  He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb.  Since October 1995 Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company.  Dr. Hausman has served on the board of directors of Oxis International, Inc. since March 2002.  He was a member of the board of directors of Medco Research, Inc. from May 1996 to July 1998.  Dr Hausman was a member of the board of directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, from March 1996 to April 2001.

Gosse B. Bruinsma, M.D.  Gosse Bruinsma has served as President of Axonyx Europe BV since its formation in October 2000.  Dr. Bruinsma has served as the Chief Operating Officer of Axonyx since February 2001 and has been the Treasurer of Axonyx since January 2002.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Dr. Bruinsma was elected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  At a Board Meeting on June 11, 2002, Dr. Bruinsma was elected as Chief Operating Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders.  Dr. Bruinsma has over 15 years experience in the medical, pharmaceutical and biotechnology fields. Dr. Bruinsma received his undergraduate degree from McGill University, Montreal and received his medical degree from the University of Leiden, the Netherlands.  He joined the pharmaceutical industry to become European Medical Director for Zambon, Milan.  He subsequently joined the international contract research organization, ClinTrials Research, to become their Vice President for Medical and Regulatory Affairs.  In September 1995 Dr. Bruinsma joined Forest Laboratories in New York as Medical Director, with responsibility for their anti-hypertensive product launch, HRT program, Cervidil®, and their urological disease projects.  From September 1997 to 1999 Dr. Bruinsma was General Manager and Vice-President Development for Chrysalis Clinical Services Europe based in Switzerland.  From November 1999 until he joined Axonyx Europe BV, Dr Bruinsma was the Vice President Development for Crucell BV (formerly IntroGene), a biotechnology company based in the Netherlands.

Michael R. Espey, Esq.  Mr. Espey has been a director, Vice President and Secretary of Axonyx since September 1998 and was a director and Vice President of Axonyx since January 1997.  He served as Axonyx’s Treasurer from January 1997 until September 1998.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Mr. Espey was reelected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  At a Board Meeting on June 11, 2002, Mr. Espey was reelected as Vice President and Secretary of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders.  Michael Espey is an attorney based in Seattle, Washington with extensive experience in securities law and investment banking.  From October 1994 to December 1995 Mr. Espey served as General Counsel for the securities firms of Lee, Van Dyk, Zivarts, Pingree & Co. and Financial Services International Corp. in Seattle.  From January 1996 to March 1996 Mr. Espey was a self-employed attorney practicing corporate and securities law.  From April 1996 to August 1998 Mr. Espey worked at Espey & Associates, Inc. a New York firm where he was involved in structuring several transnational securities placements.

Albert D. Angel, Esq.  Albert Angel has served as Chairman of the Board of Directors of Axonyx since April 1997.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Mr. Angel was reelected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  Mr. Angel has more than 30 years of experience in the pharmaceutical and biotechnology fields, primarily at Merck & Co., Inc.  Mr. Angel received his law degree from Yale Law School in 1960 and, after army service, was with the firm of Hughes Hubbard Blair & Reed until 1967.  Mr. Angel joined Merck in 1967 as Latin American attorney and served successively as European Counsel and International Counsel until 1977 when he relocated to London as Vice-President of Merck Sharp & Dohme (Europe), Inc.  During the next 8 years he served first as Regional Director responsible for Merck’s Scandinavian businesses and then as Chairman and Managing Director of Merck Sharp & Dohme Limited responsible for business activities in the United Kingdom, Ireland and Anglophone Africa.  From 1985 to 1993 Mr. Angel served as Vice-President, Public Affairs for Merck & Co., Inc.  Since 1993 Albert Angel has been President of Angel Consulting and since November 1994 Mr. Angel has been a partner in Naimark & Associates, both of which provide management, marketing, planning and public affairs advice to pharmaceutical and biotechnology companies.  He is also vice-chair of the National Board of Trustees of the National Jewish Medical and Research Center (Denver, Colorado).

Abraham E. Cohen.  Abraham E. Cohen has served as a director of Axonyx since May 2000.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Mr. Cohen was reelected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  Mr. Cohen is a retired Senior Vice President of Merck & Co. and President of the Merck Sharp & Dohme International Division (MSDI), which manufactures and markets human health products outside the United States.  Mr. Cohen joined MSDI in New York in 1957 and moved to India in 1960 during the early development stages of the Merck subsidiary there.  Subsequently, he played a key role in the development of Merck’s international pharmaceutical business, becoming the first Managing Director for Pakistan in 1962 and Regional Director for South Asia in 1964.  He became Regional Director for Northern Europe in 1967 and was elected MSDI’s Vice President for Europe in 1969.  In 1974, Mr. Cohen was elected Executive Vice President of MSDI at the division’s headquarters in Rahway, New Jersey, and became President of the Division in 1977.  In 1982, he was named to serve concurrently as a corporate Senior Vice President.  In this role, his responsibilities were significantly expanded to include oversight of worldwide strategic issues and the development and acquisition of new businesses outside the United States.  Mr. Cohen retired from Merck in January 1992.  He continues to be an active international business executive, serving as a director of Akzo Corporation, an international conglomerate, located in the Netherlands, Teva Pharmaceuticals in Israel, Gen-Probe USA, Smith Barney (mutual funds), Pharmaceutical Product Development, Inc., and Chugai Pharmaceutical Co. in Japan.  He is a trustee of the Population Council and he also serves as Chairman of Neurobiological

Technologies, Inc., Vasomedical, Inc., Kramex Corporation, and Neuromuscular Electrical Stimulation Systems, Ltd in Israel.

Louis G. Cornacchia  Mr. Cornacchia has served as a director of Axonyx since February 21, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders.  Louis Cornacchia has extensive experience in managing several engineering consultancy companies.  Louis Cornacchia received a bachelors in Electrical Engineering from Manhattan College in 1955.  Between 1955 and 1963, Mr. Cornacchia was employed as an RF engineer at Hazeltine Electronics Corp., at the Loral Systems Design Team where he worked on design of countermeasures/reconnaissance systems, and subsequently was employed as Chief Engineer at Victory Electronics developing light imaging scopes for the U.S. Army.  In 1963 Mr. Cornacchia joined Norden Systems where he worked as a Test Equipment Manager for the F111D avionics program.  In 1969, Mr. Cornacchia formed Collins Consultants International, Ltd., an engineering consultancy providing services to Norden Systems and multiple defense engineering companies.  In 1974, Mr. Cornacchia formed Charger Tech Services, another engineering services company.  In 1987, Mr. Cornacchia formed Scinetics, an engineering consultancy that provides microwave wireless engineering services.  Scinetics provides engineering services for mobile cellular and PCS wireless companies, assisting them in obtaining approvals for seamless wireless networks.  Mr. Cornacchia is presently the President of Scinetics.  Mr. Cornacchia has also served as Chairman of the Board of Directors of Reliance Bank, White Plains, New York (1992-1995) and as a member of the Advisory Board of Patriot National Bank, Stamford, Connecticut (1995-2000).

Steven H. Ferris, Ph.D.  Dr. Ferris has served as a director of Axonyx since January 6, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders.  Dr. Ferris is a neuropsychologist, psychopharmacologist, and gerontologist who has been studying brain aging and Alzheimer’s disease for almost thirty years.  Dr. Ferris is the Friedman Professor of the Alzheimer’s Disease Center in the Department of Psychiatry at New York University (NYU) School of Medicine, Executive Director of NYU’s Silberstein Institute for Aging and Dementia and Principal Investigator of their Alzheimer’s Disease Center.  Dr. Ferris has been at the NYU School of Medicine since 1973, where he has conducted a major research program focusing on cognitive assessment, early diagnosis and treatment of brain aging and Alzheimer’s disease.  He has served as the Associate Editor in Chief of Alzheimer Disease and Associated Disorders, is a member of the Medical and Scientific Affairs Council of the national Alzheimer’s Association, has served on several NIH peer review panels, and has been a member of the FDA Advisory Committee which reviews new drugs for Alzheimer’s disease.  He has conducted more than 50 clinical trials in aging and dementia and has been a consultant numerous pharmaceutical companies who are developing new treatments for Alzheimer’s disease.

Gerard J. Vlak, Ph.D.  Gerard Vlak has served as a director of Axonyx since February 21, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders.  Gerard Vlak has more than thirty years experience in corporate management and has considerable experience serving on corporate boards.  Dr. Vlak received a doctorate in Macro-Economics from the University of Tilburg in The Netherlands in 1967.  He has served as a Full Professor of Monetary Economics at Erasmus University in Rotterdam, The Netherlands and as a part-time Professor of Monetary Economics at V.E.H. Economic University in Brussels,

Belgium.  From 1969 to 1988, Dr. Vlak was a member of the Executive Board of Rabobank Nederland.  At Rabobank Nederland, Dr. Vlak managed the corporate and international banking departments and was the Chairman of the Credit Committee.  He also set up and managed the U.S. operations of the bank through a new Federal Branch in New York.  After retirement from Radobank in 1988, Dr. Vlak was a Regional Manager for the United States and Canada at the Amsterdam-Rotterdam Bank, N.V., and later, was the Executive Vice President and Chief Financial Officer of ABN-AMRO Bank USA.  From 1992 to the present, Dr. Vlak has been a member of the Board of Trustees of Bank Julius Baer Investment Funds and a member of the Board of Directors of The Rouse Company and Oce’-USA Holding, Inc.

There are no family relationships between any of the officers and directors.

We have constituted Audit, Nominating and Compensation Committees.  The Audit Committee consists of Messrs. Abraham Cohen, Steven Ferris and Albert Angel, who are all outside directors.  The Nominating Committee consists of Messrs. Marvin Hausman and Albert Angel.  The Compensation Committee consists of Messrs. Albert Angel, Abraham Cohen and Steven Ferris.

The Audit Committee oversees our audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records.  Our Board of Directors has adopted a written Charter for its Audit Committee, a copy of which accompanied the proxy statement for Axonyx’s 2001 Annual Meeting of Stockholders as Appendix A thereto.  Each of the members of this Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.  The Nominating Committee makes proposals to the full Board concerning the hiring or engagement of directors, officers and certain employee positions.  The Compensation Committee makes proposals to the full Board for officer compensation programs, including salaries, option grants and other forms of compensation.  It is expected that these committees will meet periodically on an informal basis.

B.                                    Section 16(a) Beneficial Ownership Reporting Compliance.

A report on Form 4 filed on behalf of each of Marvin S. Hausman, M.D., President and Chief Executive Officer, Gosse B. Bruinsma, M.D., Chief Operating Officer and Treasurer, Robert G. Burford, a former Vice President and Michael R. Espey, Vice President and General Counsel was filed late concerning the reporting of option grants on November 7, 2002.

Item 11.                                  Executive Compensation.

A.                                    Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last three fiscal years ended December 31, 2000, December 31, 2001 and December 31, 2002 to our Chief Executive Officer and each of the four highest paid executive officers of Axonyx whose annual salary and bonus for fiscal year 2002 exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation(3)		Long Term Compensation Awards
Name and principal position	Year	Salary ($)	Bonus ($)	Securities underlying Options (#)(4)

Marvin S. Hausman Dir., Pres. & CEO	2002	$246,000		75,000
	2001	$225,000		250,000
	2000	$190,000	$150,000	250,000

Gosse B. Bruinsma Dir., COO(1)	2002	$197,000		140,000
	2001	$170,000	$20,000	200,000
	2000	$43,000	$20,000	150,000

Robert G. Burford V.P.(2)	2002	$182,000		22,000
	2001	$175,000		100,000
	2000	$129,000	$50,000	100,000

Michael R. Espey Dir., V.P., Sec.	2002	$147,000		30,000
	2001	$125,000		40,000
	2000	$125,000	$25,000	80,000

(1)                                  Gosse B. Bruinsma, M.D. became an employee of Axonyx in October 2000.

(2)                                  Robert G. Burford ceased to be an officer and an employee of Axonyx on December 31, 2002.

(3)                                  No Named Executive Officer was paid other annual compensation in an amount exceeding the lesser of either $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer.

(4)                                  The number of options granted for each Named Executive Officer in 2001 have been adjusted to include options granted on December 1, 2001 under our 2000 Stock Option Plan which were contingent upon stockholder approval of an increase in the number of shares reserved for issuance under the 2000 Stock Option Plan.  In June 2002, the stockholders of Axonyx approved the amended 2000 Stock Option Plan, increasing the number of shares reserved for issuance under that Plan.  The increase in options granted for each Named Executive Officer in 2001 due to this adjustment are as follows:  Marvin S. Hausman, M.D. 155,000; Gosse B. Bruinsma, M.D. 124,000; Robert G. Burford 62,000; Michael R. Espey 24,800.

B.                                    Option Grants in Fiscal Year 2002

The following table sets forth certain information with respect to option grants to our Named Executive Officers in 2002.  All of the grants were made under the Axonyx 2000 Stock Option Plan.  We have not granted any stock appreciation rights.

Option Grants in Fiscal Year 2002

Individual Grants
Name	Number of securities underlying Options granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5% ($)	10% ($)

Marvin S. Hausman(2)	75,000	27.6%	$1.10	11/6/12	$51,884	$131,484
Gosse B. Bruinsma(3)	100,000		$2.89	6/10/12	$181,751	$460,592
	40,000	51.5%	$1.00	11/6/12	$25,156	$63,750
Robert G. Burford(4)	10,000		$1.00	11/6/07	$6,289	$15,937
	12,000	8.1%	$0.84	12/9/07	$6,339	$16,065
Michael R. Espey(5)	30,000	11.0%	$1.00	11/6/12	$18,867	$47,812

(1)                                  These amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten year option term.  The assumed 5% and 10% rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Axonyx’s estimate of the future market price of the common stock.

(2)                                  On November 7, 2002, Axonyx granted 75,000 Incentive Stock Options exercisable at $1.10 per share to Marvin S. Hausman, M.D., with 37,500 options vesting on May 1, 2003, and 37,500 options vesting on May 1, 2004.

(3)                                  On June 11, 2002, Axonyx granted 100,000 Incentive Stock Options exercisable at $2.89 per share to Gosse B. Bruinsma, M.D., with 25,000 options vesting immediately, 25,000 options vesting on June 1, 2003, 25,000 options vesting on June 1, 2004 and 25,000 options vesting on June 1, 2005.  On November 7, 2002, Axonyx granted 40,000 Non-Statutory Stock Options exercisable at $1.00 per share to Gosse B.  Bruinsma, M.D., with 20,000 options vesting on May 1, 2003, and 20,000 vesting on May 1, 2004.

(4)                                  On November 7, 2002 Axonyx granted 10,000 Non-Statutory Stock Options exercisable at $1.00 per share to Robert G. Burford, with 5,000 options vesting on May 1, 2003 and 5,000 options vesting on May 1, 2004.  On December 10, 2002, Axonyx granted 12,000 Non-Statutory Stock Options exercisable at $0.84 per share to Robert G. Burford, with 1,000 options vesting on the first day of each month beginning with February 1, 2003 and ending January 1, 2004.

(5)                                  On November 7, 2002, Axonyx granted 30,000 Incentive Stock Options exercisable at $1.00 per share to Michael R. Espey, with 15,000 options vesting on May 1, 2003, and 15,000 options vesting on May 1, 2004.

C.                                    Aggregate Option Exercises in Fiscal Year 2002 Year End Option Values

The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2002.

Aggregated Option Exercises in Fiscal Year 2002 and Year-End Option Values(1)

	Number of securities underlying unexercised options at fiscal year end (#)	Value of unexercised in the-money options at fiscal year end ($)(2)
Name	Exercisable/ unexercisable	Exercisable/ unexercisable
Marvin S. Hausman, M.D., Pres. & CEO	487,500/	$0
	287,500	$0
Gosse B. Bruinsma, M.D., COO & Treas.	255,000/	$0
	285,000	$0
Robert G. Burford, V.P.	200,000/	$0
	132,000	$0
Michael R. Espey, V.P. & Secretary	86,000/	$0
	84,000	$0

(1)                                  There were no exercises of options by Named Executive Officers in fiscal year 2002.

(2)                                  Dollar amounts reflect the net values of outstanding stock options computed as the difference between $0.835 (the fair market value at December 31, 2002) and the exercise price of the options.

D.                                    Compensation of Directors

We did not pay our non-employee directors (Messrs. Angel, Cohen and Wetherhill) for attending board meetings in 2002.  Directors were reimbursed for some of their out-of-pocket expenses incurred to attend meetings.

E.                                      Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

Axonyx does not have employment contracts with any of its Named Executive Officers, except as follows:

Gosse B. Bruinsma, M.D., Director, Chief Operating Officer.  On October 10, 2000, Axonyx signed an Employment Agreement with Dr. Bruinsma under which Dr. Bruinsma agreed to serve as President of Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc, and was to be paid D fl 425,000 in annual salary, a $20,000 annual bonus, and granted a stock option to purchase 150,000 shares of common stock exercisable at $9.50 per share, with 25,000 options vesting immediately, 25,000 options vesting on October 1, 2001, 25,000 vesting on October 1, 2002, 25,000 options vesting on October 1, 2003 and 25,000 options vesting on October 1, 2004.

In addition, $25,000 per year is available to Dr. Bruinsma for reimbursement of expenses, including for the use of a home office and personal equipment, health insurance, disability insurance, life insurance, pension distribution and auto lease premium.  The Employment Agreement terminates two and one half years from the date the agreement was signed.

Robert G. Burford, Ph.D., Vice President for Product Development.  On November 10, 1999, Axonyx signed a letter agreement with Robert Burford under which Dr. Burford agreed to serve as the Vice President for Product Development, and was paid $100,000 per year until July 2000, after which Dr. Burford’s salary was increased to $150,000 per year.  In addition, Dr. Burford was granted an Incentive Stock Option to purchase 100,000 shares at $8.125 per share, with 12,500 shares vesting immediately, 12,500 options vesting on August 31, 2000, 25,000 options vesting on August 31, 2001, 25,000 options vesting on August 31, 2002, and 25,000 options vesting on August 31, 2003.  Robert Burford ceased to be an employee of Axonyx on January 1, 2003.

We do not have any arrangements with its executive officers triggered by termination of employment or change in control other than the following.  All options granted under the 1998 Stock Option Plan and the 2000 Stock Option Plan, including those to its executive officers, provide for accelerated vesting upon a change in control, among other events.

F.                                      Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2002.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan pproved by security holders(1)	1,789,600		$6.37	210,400
Equity compensation plan approved by security holders(2)	1,671,000		$3.45	1,079,000
Equity compensation plans not approved by security holders	129,000	(3)	$7.81	—
Total	3,589,600		$7.14	1,289,400

(1)                                  As of March 20, 2003, we have granted options to purchase an aggregate of 1,969,600 shares of common stock under our 1998 Stock Option Plan.  As approved by stockholders, we may grant additional options to purchase up to 30,400 shares of common stock under our 1998 Stock Option Plan.

(2)                                  As of March 20, 2003, we have granted options to purchase an aggregate of 2,171,000 shares of common stock under our 2000 Stock Option Plan.  As approved by stockholders, we may grant additional options to purchase up to 579,000 shares under our 2000 Stock Option Plan.  The number of shares reserved for issuance pursuant to options under the 2000 Stock Option Plan, as amended on June 14, 2002, was increased by 750,000 shares on December 31, 2002 pursuant to an evergreen provision in the stock option plan.

(3)                                  We have granted an aggregate of 129,000 options to consultants and advisors outside of our 1998 and 2000 stock option plans.

Item 12.                                  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2003 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and directors and (c) by all executive officers and directors of Axonyx as a group.  As of March 20, 2003 there were 23,733,613 shares of our common stock issued and outstanding.  The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 20, 2003 upon the exercise of all options and other rights beneficially owned on that date.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class

Marvin S. Hausman, M.D.(2)	3,002,439	12.34%

Albert D. Angel(3)	1,250,154	5.13%

Michael R. Espey(4)	395,625	1.66%

Gosse B. Bruinsma, M.D.(5)	325,500	1.36%

Robert G. Burford(6)	210,000	0.88%

Louis G. Cornacchia(7)	193,933	0.81%

Abraham E. Cohen (8)	179,154	0.75%

Steven H. Ferris, Ph.D.(9)	39,000	0.16%

Gerard J. Vlak, Ph.D.(10)	20,000	0.08%

All directors and executive officers (nine persons) as a group	5,615,805	21.73%

Joseph Edelman(11)	1,702,601	7.03%

Herriot Tabuteau(12)	1,500,000	6.19%

(1)                                  Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 500 Seventh Avenue, 10th Floor, New York, NY 10018.

(2)                                  Marvin S. Hausman, M.D.  Includes:  (i) 2,402,439 shares owned by Dr. Hausman; (ii) 200,000 vested but unexercised options exercisable at $3.11 per share granted on January 13, 1999, (iii) 100,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, (iv) 112,500 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (v) 100,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001,  (vi) 50,000 options exercisable at $1.07 per share granted on March 17, 2003, and (vii) 37,500 unvested options exercisable at $1.10 per share granted on November 7, 2002 that will vest within 60 days.  Does not include:  (i) 3,000 shares gifted to Dr. Hausman’s three adult children, with 1,000 to each in October 1999, (ii) 200 shares gifted to Roberta Matta in October 1999, (iii) 5,000 shares gifted to a religious institution in October 2000, (iv) 5,000 shares gifted to six non-affiliate donees in September 2000, (v) 10,550 shares gifted to six non-affiliate donees, including Dr. Hausman’s three adult children in July 2001, (vi) 4,300 shares gifted to three non-affiliate donees in October 2001, (vii) 3,000 shares gifted to a non-affiliate donee in October 2001, (viii) 12,300 shares gifted to Dr. Hausman’s three adult children and Roberta Matta in December 2001, (ix) 4,717 shares gifted to two non-affiliate donees in December 2001, (x) 8,834 shares gifted to five non-affiliate donees in February 2002, (xi) 4,500 shares gifted to two non-affiliate donees in March 2002, (xii) 5,832 shares gifted to five non-affiliate donees, (xiii) 16,000 shares gifted to three non-affiliate donees in September 2002, (xiv) 20,000 shares gifted to two non-affiliate donees in February 2003, (xv) 10,000 shares gifted to a non-affiliate donee in March 2003, (xvi) 37,500 unvested options exercisable at $7.91 per share granted on December 15, 2000, (xvii) 150,000 unvested options exercisable at $3.16 per share granted on December 11, 2001, (xviii) 150,000 unvested options exercisable at $1.07 granted on March 17, 2003, and (xix) 37,500 unvested options exercisable at $1.10 per share granted on November 7, 2002.

(3)                                  Albert D. Angel.  Includes: (i) 612,154 shares owned by Mr. Angel, (ii) 8,000 common stock purchase warrants exercisable at $11.00 per share purchased in a private placement on September 28, 1999, (iii) 300,000 vested but unexercised options exercisable at $2.88 per share granted to Mr. Angel on January 13, 1999, (iv) 100,000 vested but unexercised options exercisable at $11.50 per share granted to Mr. Angel on January 10, 2000, (v) 150,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (vi) 80,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include:  (i) 50,000 unvested options exercisable at $7.91 per share granted on December 15, 2000; and (ii) 120,000 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(4)                                  Michael R. Espey.  Includes: (i) 249,625 shares owned by Mr. Espey; (ii) 20,000 vested but unexercised options exercisable at $8.50 per share granted on June 7, 1999; (iii) 40,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000; (iv) 30,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, (v) 16,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001, (vi) 25,000 vested but unexercised options exercisable at $1.07 per share granted on March 17, 2003, and (vii) 15,000 unvested options exercisable at $1.00 per share granted on November 7, 2002 that will vest within 60 days.  Does not include:  (i) 10,000 unvested options exercisable at $7.91 per share granted on December 15, 2000, and (iii) 24,000 unvested options exercisable at $3.16 per share granted on December 11, 2001, (iv) 15,000 unvested options exercisable at $1.00 per share granted on November 7, 2002, and (v) 75,000 unvested options exercisable at $1.07 per share granted on March 17, 2003.

(5)                                  Gosse B. Bruinsma, M.D.  Includes: (i) 500 shares owned by Gosse Bruinsma, M.D., (ii) 100,000 vested but unexercised options exercisable at $9.50 per share granted on October 10, 2000; (iii) 50,000 vested but unexercised options exercisable at $4.52 per share granted on May 11, 2001; (iv) 80,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001; (v) 25,000 vested but unexercised options exercisable at $2.89 per share granted on June 11, 2002; (vi) 50,000 vested but unexercised options exercisable at $1.07 per share granted on March 17, 2003, and (vii) 20,000 unvested options exercisable at $1.00 per share granted on November 7, 2002 that will vest within 60 days.  Does not include:  (i) 50,000 unvested options exercisable at $9.50 per share granted on October 10, 2000; (ii) 120,000 unvested options exercisable at $3.16 per share granted on December 11, 2001; (iii) 75,000 unvested options exercisable at $2.89 per share granted on June 11, 2002; (iv) 20,000 unvested options exercisable at $1.00 per share granted on November 7, 2002; and (v) 150,000 unvested options exercisable at $1.07 per share granted on March 17, 2003.

(6)                                  Robert G. Burford.  Robert Burford is no longer an officer or employee of Axonyx.  Includes:  (i) 1,000 shares owned by Robert Burford, (ii) 2,500 vested but unexercised options exercisable at $4.70 granted on March 25, 1999, (iii) 7,500 vested but unexercised options exercisable at $7.20 granted on October 1, 1999; (iv) 75,000 vested but unexercised options exercisable at $8.125 per share granted on November 1, 1999; (v) 75,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, (vi) 40,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001, (vii) 5,000 unvested options exercisable at $1.00 per share granted on November 7, 2002 that will vest within 60 days, (viii) 2,000 vested but unexercised options exercisable at $0.84 per share granted on December 10, 2002, and (ix) 2,000 unvested option exercisable at $0.84 per share granted on December 10, 2002 that will vest within 60 days.  Does not include:  (i) 25,000 unvested options exercisable at $8.125 per share granted on November 1, 1999; (ii) 25,000 unvested options exercisable at $7.91 per share granted on December 15, 2000; (iii) 60,000 unvested options exercisable at $3.16 per share granted on December 11, 2001, (iv) 5,000 unvested options exercisable at $1.00 per share granted on November 7, 2002, and (v) 8,000 unvested options exercisable at $0.84 per share granted on December 10, 2002.

(7)                                  Louis G. Cornacchia.  Includes:  (i) 138,622 shares owned by Mr. Cornacchia; (ii) 33,311 common stock purchase warrants exercisable at $0.688 per share purchased in a private placement on December 31, 2002; (iii) 2,000 common stock purchase warrants exercisable at $11.00 per shares purchased in a private placement on October 25, 1999;

and 20,000 vested but unexercised options exercisable at $0.825 per share granted on February 21, 2003.  Does not include:  30,000 unvested options exercisable at $0.825 per share granted on February 21, 2003.

(8)                                  Abraham E. Cohen.  Includes:  (i) 106,154 shares owned by Mr. Cohen; (ii) 40,000 vested but unexercised options exercisable at $11.00 per share granted on May 5, 2000; (iii) 10,000 unexercised options exercisable at $11.00 per share granted on May 5, 2000 that will vest within 60 days; (iv) 15,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (v) 8,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001.  Does not include:  (i) 5,000 unvested options exercisable at $7.91 per share granted on December 15, 2000, and (ii) 12,000 unvested options exercisable at $3.16 per share granted on December 11, 2001.

(9)                                  Steven H. Ferris, Ph.D.  Includes:  (i) 5,000 vested but unexercised options exercisable at $7.00 per share granted on March 25, 2000; (ii) 4,000 vested but unexercised options exercisable at $11.00 per share granted on March 25, 2000 (iii) 10,000 vested but unexercised options exercisable at $3.06 per share granted on February 15, 2002, and (iv) 20,000 vested but unexercised options exercisable at $1.11 per share granted on January 14, 2003.  Does not include:  (i) 30,000 unvested options exercisable at $1.11 per share granted on January 14, 2003.

(10)                            Gerard J. Vlak, Ph.D.  Includes:  20,000 vested but unexercised options exercisable at $0.825 per share granted on February 21, 2003.  Does not include:  30,000 unvested options exercisable at $0.825 per share granted on February 21, 2003.

(11)                            Joseph Edelman.  This information is derived from a Schedule 13G dated January 31, 2003 filed with the Securities and Exchange Commission by Joseph Edelman.  Joseph Edelman reports beneficial ownership of 1,702,601 shares, comprised of (i) 133,245 shares and warrants to purchase 66,622 shares held by Mr. Edelman, (ii) 1,041,823 shares and warrants to purchase 408,111 shares held by Perceptive Life Sciences Master Fund Ltd., a Cayman Island company, the investment manager of which is Perceptive Advisors LLC, a Delaware limited liability company, of which Mr. Edelman is the managing member and (iii) 52,800 shares held in a trading account of which Mr. Edelman has sole voting and dispositive power.  Joseph Edelman’s address is c/o First New York Securities, LLC, 850 Third Avenue, 8th Floor, New York, New York 10022.

(12)                            Herriot Tabuteau.  This information is derived from a Schedule 13G dated February 19, 2003 filed with the Securities and Exchange Commission by Herriot Tabuteau.  Herriot Tabuteau reports beneficial ownership of 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock of Axonyx.  Herriot Tabuteau’s address is c/o Versant Management LLC, 919 Third Avenue, 27th Floor, New York, NY 10022.

Item 13.                                  Certain Relationships and Related Transactions.

On October 2, 2000, Axonyx entered into a Data Management and Reporting Services Agreement with Clinfo Systems, LLC.  Robert G. Burford, Vice President, Product Development of Axonyx, is a founding member of Clinfo Systems and owns a fifty percent (50%) membership interest.  Pursuant to the agreement, Clinfo Systems provides data management and reporting services in connection with certain clinical trials conducted by Axonyx.  Axonyx paid Clinfo Systems $282,000 for services rendered, of which $162,000 was paid during 2001.  The agreement expired September 30, 2001, but was extended by mutual agreement through the end of the year.  On January 2, 2001, Axonyx entered into a second Data Management and Reporting Services Agreement with Clinfo Systems.  Pursuant to the second agreement, Clinfo Systems provides data management and reporting services in connection with certain other clinical trials conducted by Axonyx.  Axonyx has paid Clinfo Systems $208,000 for services rendered in 2001 (including $18,000 accrued at December 31, 2001).  The second agreement expired July 31, 2001, but was extended by mutual agreement to allow for completion of the services.  In 2002, Axonyx paid Clinfo Systems, LLC $57,000 for completion of services rendered under the second agreement.  Axonyx is not expected to enter into any further agreements for services with Clinfo Systems.  Our management believes that these transactions were on terms as favorable to Axonyx as could have been obtained from unrelated third parties.

Item 14.                                  Controls and Procedures.

(a)                                  Evaluation of disclosure controls and procedures.  As of a date within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of Axonyx’s “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out by our Chief Executive Officer and our Chief Operating Officer and Treasurer.  Based on that evaluation, the CEO and COO/Treasurer have concluded that as of such date our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

(b)                                  Changes in Internal Controls.  Subsequent to the completion of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.                                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  Financial Statements.

The financial statements as set forth under Item 8 of this report are incorporated by reference.

(b)                                  Reports on Form 8-K.

We filed a Current Report on Form 8-K, Item 5, on December 20, 2002, disclosing the receipt of a Nasdaq de-listing determination letter on December 17, 2002.

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

4.6	Form of Common Stock Purchase Warrant [AXD](Incorporated by reference to Exhibit 10.2 in the Form 8-K previously filed by Axonyx on January 8, 2003 (File no. 00025571))

4.8	Form of Warrant (AFO Advisors, LLC) (Incorporated by reference to Exhibit 4.2 in the registration statement on Form S-3 previously filed by Axonyx on February 12, 2003 (File No. 333-103130))

10.1	1998 Stock Option Plan (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

10.2(a)	2000 Stock Option Plan (Incorporated by reference to exhibit 99.2 to the Registration on Form S-8 previously filed by Axonyx on October 17, 200 (file number 333-48088))

10.2(b)	First Amendment to 2000 Stock Option Plan (Incorporated by reference to the corresponding exhibit to Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

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

10.3(c)

Letter Amendment of License Agreement between Axonyx Inc. and CURE, LLC dated May 27, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-Q previously filed on August 14, 2002 (File No. 000-25571))

10.4	Research and License Agreement between the Axonyx Inc. and New York University dated April 1, 1997 (Incorporated by reference to exhibit 10.3 to the March 17, 1999 10-SB)

10.5

Second Amendment to Research and License Agreement between Axonyx Inc. and New York University dated March 19, 1999 (Incorporated by reference to exhibit A to the Quarterly Report on Form 10-Q previously filed by Axonyx on June 30, 1999)

10.6

Fourth Amendment to Research and License Agreement between Axonyx Inc. and New York University dated October 11, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-Q previously filed on November 14, 2002 (File No. 000-25571))

10.7	Financial Consulting Agreement between Axonyx Inc. and Intertrend Management, Ltd. dated November 6, 1998 (Incorporated by reference to exhibit 10.7 in the August 10, 1999 10-SB/A)

10.8

Development Agreement and Right to License between Axonyx Inc. and Applied Research Systems ARS Holding N.V. dated May 17, 1999 (Incorporated by reference to exhibit 99(c) to the Current Report on Form 8-K previously filed by Axonyx on June 1, 1999)

10.9	License Agreement between Axonyx Inc. and Applied Research Systems ARS N.V. dated September 15, 2000 (Incorporated by reference to exhibit 10.9 to the March 22, 2001 10-KSB)

10.10	Sponsored Research Agreement between the University of Melbourne and Axonyx Inc. dated October 1, 1999 (Incorporated by reference to exhibit 10.10 to the March 22, 2001 10-KSB)

10.11	Common Stock Underwriting Agreement between Ramius Securities, LLC and Axonyx Inc. dated October 25, 2000 (Incorporated by reference to exhibit 10.11 to the March 22, 2001 10-KSB)

10.12	Stand-By Purchase Agreement between Ramius Capital Group, LLC and Axonyx Inc. dated October 25, 2000 (Incorporated by reference to exhibit 10.12 to the March 22, 2001 10-KSB)

10.13	Lease Agreement between Axonyx Inc. and Business Service Center of Seattle dated January 28, 1999 (Incorporated by reference to exhibit 10.5 to the March 17, 1999 10-SB)

10.14	Occupancy Agreement between Axonyx Inc., J.A. Bernstein & Co. and The Garnet Group, Inc. dated December 14, 1999 (Incorporated by reference to exhibit 10.10 to the March 13, 2000 10-KSB)

10.15	Letter Agreement between Axonyx Inc. and J.A. Bernstein & Co. dated December 9, 1999 (Incorporated by reference to exhibit 10.11 to the March 13, 2000 10-KSB)

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

10.18†

Research Agreement between Thomas Jefferson University and Axonyx Inc. dated as of April 1, 2001 (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q previously filed by Axonyx on May 15, 2001)

10.19

Sponsored Research Agreement and Option between Mayo Foundation for Medical Education and Research, Mayo Clinic Jacksonville and Axonyx Inc. dated May 1, 2001 (Incorporated by reference to the corresponding exhibit to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.20

Research Agreement between Indiana University and Axonyx Inc. dated August 15, 2001 (Incorporated by reference to the corresponding exhibit to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.21	Common Stock and Warrant Purchase Agreement dated December 4, 2001 (Incorporated by reference to exhibit 10.1 to the December 13, 2001 8-K)

10.22*

Employment Agreement by and between Axonyx Europe B.V. and Dr. Gosse Bruinsma dated October 10, 2000 (Incorporated by reference to exhibit 10.22 to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.23*

Letter Agreement between Axonyx Inc. and Dr. Robert Burford dated November 10, 1999 (Incorporated by reference to exhibit 10.23 to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.24

Research Agreement between David Henry Small, Ph.D. and Axonyx Inc. dated September 1, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-Q previously filed on November 14, 2002 (File No. 000-25571))

10.25

Intellectual Property Assignment Agreement between David Henry Small, Ph.D., Marie-Isabel Aguilar, Ph.D., Supundi Subasinghe and Axonyx Inc. dated September 1, 2002 (Incorporated by reference to exhibit 10.3 to Form 10-Q previously filed on November 14, 2002 (File No. 000-25571))

10.26	Common Stock and Warrant Purchase Agreement dated as of December 31, 2002 (Incorporated by reference to Exhibit 10.1 in the Form 8-K previously filed by Axonyx on January 8, 2003 (File no. 00025571))

10.27	Clinical Trial Services Master Agreement between JSW Research and Axonyx Inc. dated March 21, 2003.

10.28	Contract between Axonyx Europe and NOTOX Safety and Environmental Research B.V. dated April 11, 2002.

21	List of Subsidiaries (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

23.1	Consent of Eisner LLP, (formerly Richard A. Eisner, LLP) Independent Auditors

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management compensation agreement
†	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stevenson, Washington on this 28th day of March, 2003.

AXONYX INC.

By:	/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 28th of March, 2003.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Director, President & Chief Executive
Marvin S. Hausman, M.D.	Officer (Principal Executive Officer)

/s/ Gosse B. Bruinsma, M.D.	Director, Chief Operating Officer, Treasurer
Gosse B. Bruinsma, M.D.	(Principal Financial and Accounting Officer)

/s/ Michael R. Espey	Director, Vice President & Secretary
Michael R. Espey

/s/ Albert D. Angel	Director
Albert D. Angel

/s/ Abraham E. Cohen	Director
Abraham E. Cohen

/s/ Louis G. Cornacchia	Director
Louis G. Cornacchia

/s/ Steven H. Ferris, Ph.D.	Director
Steven H. Ferris, Ph.D.

/s/ Gerard J. Vlak, Ph.D.	Director
Gerard J. Vlak, Ph.D.

CERTIFICATIONS

I, Marvin S. Hausman, M.D., certify that:

1.  I have reviewed this annual report on Form 10-K of Axonyx Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Marvin S. Hausman, M.D.
Marvin S. Hausman, M.D.
President and Chief Executive Officer

CERTIFICATION

I, Gosse B. Bruinsma, M.D., certify that:

1.  I have reviewed this annual report on Form 10-K of Axonyx Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gosse B. Bruinsma, M.D.
Gosse B. Bruinsma, M.D.
Treasurer (Principal Financial and Accounting Officer)

AXONYX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Axonyx Inc.

We have audited the accompanying consolidated balance sheets of Axonyx Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Axonyx Inc. and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York

February 5, 2003

with respect to Note B [9],

March 25, 2003

Consolidated Balance Sheets

	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,021,000	$9,115,000
Cash held in escrow	1,453,000
Stock subscriptions receivable	3,415,000
Other current assets	8,000

Total current assets	7,897,000	9,115,000

Equipment, net of accumulated depreciation of $40,000 and $25,000	37,000	52,000
Security deposits	50,000	44,000

	$7,984,000	$9,211,000

LIABILITIES
Current liabilities:
Accounts payable	$724,000	$604,000
Accrued expenses	611,000	416,000

Total current liabilities	1,335,000	1,020,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock — $.001 par value, 15,000,000 shares authorized; none issued
Common stock — $.001 par value, 75,000,000 shares authorized; 23,733,613 and 17,247,371 shares issued and outstanding in 2002 and 2001, respectively	24,000	17,000
Additional paid-in capital	32,255,000	27,570,000
Unearned compensation	(8,000)	(30,000)
Accumulated deficit	(25,622,000)	(19,366,000)

	6,649,000	8,191,000

	$7,984,000	$9,211,000

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000

Revenue	$0	$0	$1,605,000

Costs and expenses:
Research and development	3,852,000	5,153,000	3,516,000
General and administrative	2,505,000	3,277,000	3,482,000

	6,357,000	8,430,000	6,998,000

Loss before interest and gain (loss) on foreign exchange	(6,357,000)	(8,430,000)	(5,393,000)

Interest income	101,000	310,000	497,000
Gain (loss) on foreign exchange		(24,000)	26,000

Net loss	$(6,256,000)	$(8,144,000)	$(4,870,000)

Net loss per common share — basic and diluted	$(.36)	$(.53)	$(.33)

Weighted average shares — basic and diluted	17,265,000	15,423,000	14,716,000

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Number		Additional			Total
	of		Paid-in	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance — January 1, 2000	13,579,076	$13,000	$11,655,000	$(29,000)	$(6,352,000)	$5,287,000
Issuance of common stock and warrants — net of expenses	666,000	1,000	3,705,000			3,706,000
Stock options granted			233,000	(233,000)		0
Shares issued to New York University and scientists	12,295		138,000			138,000
Exercise of common stock warrants and options	1,020,000	1,000	3,749,000			3,750,000
Amortization				211,000		211,000
Issuance of common stock options for consulting services			1,185,000			1,185,000
Issuance of common stock warrants			276,000			276,000
Net loss					(4,870,000)	(4,870,000)

Balance — December 31, 2000	15,277,371	15,000	20,941,000	(51,000)	(11,222,000)	9,683,000
Issuance of common stock and warrants — net of expenses	1,970,000	2,000	6,014,000			6,016,000
Amortization				21,000		21,000
Issuance of common stock options for consulting services			615,000			615,000
Net loss					(8,144,000)	(8,144,000)

Balance — December 31, 2001	17,247,371	17,000	27,570,000	(30,000)	(19,366,000)	8,191,000
Issuance of common stock and warrants — net of expenses	6,486,242	7,000	4,470,000			4,477,000
Amortization				22,000		22,000
Issuance of common stock options and warrants for consulting services			215,000			215,000
Net loss					(6,256,000)	(6,256,000)

Balance — December 31, 2002	23,733,613	$24,000	$32,255,000	$(8,000)	$(25,622,000)	$6,649,000

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(6,256,000)	$(8,144,000)	$(4,870,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,000	14,000	8,000
Stock based compensation	237,000	790,000	1,810,000
Changes in:
Security deposits and other assets	(14,000)	(2,000)	(20,000)
Accounts payable	120,000	68,000	486,000
Accrued expenses	(196,000)	24,000	(65,000)
Deferred revenue			(104,000)

Net cash used in operating activities	(6,094,000)	(7,250,000)	(2,755,000)

Cash flows from investing activities:
Purchase of equipment		(14,000)	(45,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants and exercise of warrants and stock options		6,016,000	7,754,000

Net (decrease) increase in cash and cash equivalents	(6,094,000)	(1,248,000)	4,954,000
Cash and cash equivalents at beginning of year	9,115,000	10,363,000	5,409,000

Cash and cash equivalents at end of year	$3,021,000	$9,115,000	$10,363,000

Supplemental disclosure of non-cash financing activity:
Common stock and warrants issued for stock subscriptions receivable	$3,415,000
Proceeds from the sale of common stock and warrants held in escrow	$1,453,000
Expenses accrued in connection with sale of common stock and warrants	$391,000

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

[6]      Revenue recognition:

The Company did not recognize any revenue during the years ended December 31, 2002 or 2001.  The Company recognized $1,605,000 of revenue during the year ended December 31, 2000, which consisted of (i) $105,000 out of a $250,000 nonrefundable fee for the right to license certain technology which was recognized over the right to license term of one year and (ii) a $1,500,000 nonrefundable, noncreditable license fee that represented the culmination of a separate earning process.  Pursuant to the license agreement, the Company may receive milestone payments and royalties from sales of approved drug compounds derived from the licensed technology.

Note B - Significant Accounting Policies  (continued)

[6]      Revenue recognition:  (continued)

The Company defers recognition of revenue from fees received in advance unless they represent the culmination of a separate earnings process.  Such deferred fees are recognized as revenue over the term of the arrangement as they are earned, in accordance with the agreement.  License fees represent the culmination of a separate earnings process if they are sold separately without obligating the Company to perform research and development activities or other services.  Right to license fees are recognized over the term of the agreement.  Nonrefundable, noncreditable license fees that represent the culmination of a separate earnings process are recognized upon execution of the license agreement.  Revenue from the achievement of milestone events stipulated in the agreements will be recognized when the milestone is achieved.  Royalties will be recognized as revenue when the amounts earned become fixed and determinable.

[7]      Stock-based compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation.  Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards.  The Company follows the fair valued based method for non-employee awards and has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Year Ended December 31,
	2002	2001	2000

Reported net loss attributable to common stockholders	$(6,256,000)	$(8,144,000)	$(4,870,000)

Stock-based employee compensation determined under the fair value based ethod net of related tax effects	(3,759,000)	(3,057,000)	(2,302,000)

Pro forma net loss	$(10,015,000)	$(11,201,000)	$(7,172,000)

Loss per common stock (basic and diluted):
As reported	$(.36)	$(.53)	$(.33)
Pro forma	(.58)	(.73)	(.49)

Note B - Significant Accounting Policies  (continued)

[7]      Stock-based compensation:  (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

	Year Ended December 31,
	2002	2001	2000

Risk-free interest rate	2.95 — 4.8%	4.1 — 4.8%	5.75%
Expected dividend yield	0%	0%	0%
Expected life	5 — 10 years	5 — 10 years	5 — 10 years
Expected volatility	.76 — .88	.76	.7 — 1.2
Weighted average grant-date fair value of options granted during the period	$1.92	$2.73	$7.57

[8]      Net loss per common share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires the reporting of basic and diluted earnings or loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  As all potential common shares are anti-dilutive, their effects are not included in the calculation of diluted loss per share.  For the years ended December 31, 2002, 2001, and 2000, potential common shares aggregating 8,813,000, 5,012,000 and 2,910,000, respectively, were excluded in computing the per share amounts.

[9]      Concentration of credit risk:

Financial instruments which potentially subject the Company to concentration of credit risks consist principally of cash and cash equivalents.  The Company primarily holds its cash and cash equivalents in two money market brokerage accounts and commercial paper.  In addition, as of December 31, 2002 and 2001, the Company maintained approximately $188,000 and $168,000 respectively, in foreign bank accounts (substantially all, of which is United States dollar denominated).

The Company entered into research consulting agreements, which are to be paid in Euros and other foreign currencies.  In 2003, the Company entered into a foreign exchange forward contract to purchase $500,000 of Euros.

[10]    Recently issued accounting pronouncements:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” as an amendment to SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information.  The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

Note C - Development and Licensing Agreements

[1]      Agreement with New York University (“NYU”):

In April 1997, the Company entered into a research and license agreement with NYU, as subsequently amended, to provide funding and to sponsor research relating to the diagnosis and treatment of Alzheimer’s Disease and other amyloidosis disorders, in exchange for a payment by Axonyx of $25,000 upon signing of the agreement, sixteen consecutive quarterly payments of $75,000 beginning on April 1, 1997, and 600,000 shares of common stock with a fair value at time of issuance of $240,000 (issued to NYU and its scientists, collectively “NYU stockholders”).  The agreement also provides for payments to NYU aggregating to $525,000 with an aggregate of $175,000 payable upon acheiving two clinical and regulatory milestones for each of three types of licensed products.  In addition, the Company has agreed to pay NYU royalties of up to 4% of the first $100 million net sales related to products covered and 2% thereafter under the agreement with minimum royalty payments of $150,000 beginning in 2004 through the expiration or termination of the agreement, as defined.  Through December 31, 2002, the Company has paid $1,225,000 to NYU under the agreement.

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

The agreement, as amended, contains deadlines by which the Company or its sub-licensees must achieve certain development milestones.  If these milestones are not achieved, the rights may revert back to NYU.  The October 2002 amendment contained releases and waivers of default by NYU and the Company.

[2]      Agreement with Cure, L.L.C. (“CURE”):

In February, 1997, the Company entered into a sub-license agreement (“CURE Agreement”) with CURE pursuant to which the Company received the rights covering the patents that CURE obtained through the “PHS Patent License Agreement-Exclusive” it entered into with the Public Health Service.  Such licensed rights cover the Company’s acetylcholinesterase inhibitor, Phenserine and its analogs, and certain butyrylcholinesterase inhibitor compounds.  The CURE Agreement provided for a payment by the Company of $15,000 upon signing of the agreement and a payment of $10,000 six months after the signing of the agreement.  The CURE Agreement also provides for payments to CURE aggregating $600,000 when certain clinical and regulatory milestones are achieved.  In addition, the Company has agreed to pay CURE royalties, of up to 3% of the first $100 million and 1% thereafter, of net product sales and sub-license royalties, as defined under the agreement, with minimum annual royalty payments of $10,000 beginning on January 31, 2000, increasing to $25,000 per annum on commencement of sales of the product until the expiration or termination of the agreement.  Any royalty payments made to CURE shall be credited against the minimum payments.  Through December 31, 2002, the Company has paid $80,000 under the CURE Agreement.  The agreement, as amended, sets certain deadlines by which the Company must achieve development milestones.  If these milestones are not achieved, the rights may revert back to CURE.

Note C - Development and Licensing Agreements  (continued)

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

In 2000, the Company and Serono finalized a definitive Licensing Agreement, pursuant to which the exclusive worldwide patent rights to the Axonyx’s AIP and PIP technology were granted to Serono.  The Company received a nonrefundable, noncreditable license fee of $1.5 million.  The Company is not responsible for any ongoing research and development activities or any other services with respect to this arrangement.  Accordingly, the license fee was recognized as revenue in 2000 as it represented the culmination of a separate earnings process.

Pursuant to the Licensing Agreement, the Company may receive milestone payments in the future aggregating up to $21 million if the following milestones are met:

	Patented	Other
	Product	Product

Start of Phase I clinical trial	$1,000,000	$1,000,000
Start of Phase III clinical trial	2,000,000	1,500,000
Health Registration submission	4,000,000	2,000,000
Health Registration approval	7,000,000	2,500,000

The agreement also entitles the Company to royalties of 6% of total annual net sales of patented products at or below $150 million (increasing to 6.5% above $150 million) and 4% of total annual net sales of other products at or below $150 million (increasing to 4.5% above $150 million).  Serono’s obligation to pay royalties under this agreement with respect to any country extends from the date of the first commercial sale in such country to the later of (i) the tenth anniversary of the date of such sale or (ii) the date of expiration of the related patent rights in such country.

[4]      Agreement with the University of Melbourne (Australia):

In October 1999, the Company entered into an agreement with the University of Melbourne (Australia).  Under the agreement, the Company committed to fund a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s disease.  In addition to the costs associated with the filing and prosecution of any patent applications, the Company committed approximately $60,000 per year for each year in the three-year period ending October 2002 to develop a diagnostic test for Alzheimer’s disease.  Both parties will own any resulting intellectual property as tenants in common in equal shares.  During 2001, the Company provided a third party with the opportunity to evaluate certain diagnostic information and received $90,000, which was credited against research and development costs associated with the Company’s diagnostic test development program.  On October 11, 2002 Axonyx notified the University of Melbourne that it did not intend to exercise the option to acquire an exclusive world-wide license to three patent applications resulting from the research project.  Consequently, Axonyx is no longer paying the expenses and fees associated with the filing and prosecution of these patent applications covering the intellectual property resulting from the research project.

Note C - Development and Licensing Agreements  (continued)

[5]      Agreement with Thomas Jefferson University:

In April 2001, the Company entered into an agreement with Thomas Jefferson University pursuant to which the Company agreed to fund a research program for two years at a cost of $125,000 per year.  The research program relates to Gilatide, a peptide, and related analog compounds that potentially will enhance memory and cognition.  The agreement also provides for payments to Thomas Jefferson University aggregating $300,000 when certain regulatory milestones are achieved.  In addition, the Company has agreed to pay royalties of 2% of the first $50 million of net sales and 1% thereafter.  Thomas Jefferson University granted the Company certain rights to acquire from the University intellectual property relating to the Gilatide technology and to any invention arising out of the research program.

[6]      Agreement with NOTOX:

During 2002, the Company awarded a contract of approximately $1.25 million to NOTOX Safety and Environmental Research B.V. for research and development activities relating to Phenserine.  Research and development expenses for the year ended December 31, 2002 include $493,000 relating to this contract.

[7]      Other:

(a)       During 2002, the Company contracted with JSW Research for research and development activities relating to Phenserine of  €750,000 (approximately $800,000 in U.S. dollars).

(b)       The Company entered into agreements with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D. and Supundi Subasinghe relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease.  Pursuant to these agreements, the Company is obligated to fund Dr. Small for a three-year period commencing October 1, 2002 for Australian $90,000 (approximately $49,000 in US dollars) per year.  Under the agreements, Dr. Small and two co-investors assigned all of their rights, title and interest relating to a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  The Company also agreed to pay certain legal fees on behalf of the assignors, which are creditable against future royalties payable under the revenue sharing provisions.  Under a consulting agreement, the Company also engaged Dr. Small for a three-year period, commencing September 1, 2002 for Australian $20,000 (approximately $11,000 in US dollars) per year.

(c)       During 2002, research projects terminated, which were being conducted by Indiana University and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research.

Note D - Income Taxes

At December 31, 2002, the Company has available a net operating loss carryforward of approximately $8,985,000, expiring through 2022, that may be used to offset future federal taxable income.  At December 31, 2002, the Company also has a research and development credit carryforward of approximately $478,000 available to offset future federal income tax.  A portion of the net operating loss carryforward is subject to annual limitations as a result of ownership changes.  Future issuances of stock may subject the Company to additional limitations on its net operating loss carryforward and its research and development credit carryforward.

Note D - Income Taxes  (continued)

At December 31, 2002 there are $12,870,000 of timing differences in reporting items for tax and financial accounting purposes, relating to research and development expenses and stock option charges.  At December 31, 2002, and 2001, the Company has deferred tax assets of approximately $10,483,000 and $7,728,000, respectively.  The deferred tax asset at December 31, 2002 is comprised of the tax effect of the net operating loss carryforwards ($4,113,000) the timing differences ($5,422,000 for capitalized research and development expenses and $470,000 for stock based compensation) and the research and development credit carryforwards ($478,000).  The Company has not recorded a benefit from its deferred tax asset because realization of the benefit is uncertain.  Accordingly, a valuation allowance, which increased by approximately $2,755,000, $3,928,000 and $800,000 during 2002, 2001 and 2000, respectively, has been provided for the full amount of the deferred tax asset.

Note E - Related Party Transactions

In 2002, 2001 and 2000, the Company received data management and reporting services from Clinfo Systems, LLC (“Clinfo”) in connection with certain clinical trials being conducted.  A former officer of the Company is a founding member and fifty percent owner of Clinfo.  The Company incurred $57,000, $370,000 and $120,000 of expenses in 2002, 2001 and 2000, respectively, from services provided by Clinfo.

The Chairman of the Board of Directors of the Company, who is also a stockholder, received a $47,000 consulting fee for services rendered in 2000.

Note F - Stockholders’ Equity

[1]      Sale of common stock and warrants:

In 2000, the Company sold 156.5 units, yielding net proceeds of $3,706,000.  Each unit consisted of 4,000 shares of common stock and 2,000 warrants to purchase common stock at $11.00 per share.

During 2001, the Company sold 1,970,000 shares of common stock with 985,000 warrants yielding net proceeds of $6,016,000 after deducting offering costs of $404,000. In addition, the Company issued 100,000 warrants to the placement agent.  The 1,085,000 warrants are exercisable through December 4, 2003 at $3.91 per share.

In December 2002, the Company sold 6,486,000 shares of common stock with 3,243,000 warrants yielding net proceeds of $4,477,000 after deducting offering costs of $391,000. In addition, the Company issued 200,000 warrants on January 15, 2003 to a consultant to the Company related to the transaction.  The 200,000 warrants are exercisable through January 15, 2008 at $1.00 per share.  At December 31, 2002 the Company had $1,453,000 in an escrow account and $3,415,000 of stock subscription receivable, which were received in January 2003.

Note F - Stockholders’ Equity  (continued)

[2]      Warrants:

At December 31, 2002, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of	Exercise	Expiration	Call
Shares	Price	Date	Price

50,000	$12.34	October 25, 2003
1,085,000	3.91	December 4, 2003	$11.73
66,000	7.12	January 4, 2004
753,000	11.00	August 1, 2004	$20.00
24,000	6.81	February 13, 2006
3,243,000.69		December 31, 2007

5,221,000

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

The weighted average exercise price of warrants outstanding at December 31, 2002 was $2.99 and the weighted average remaining contractual life of the warrants was 3.62 years.

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

[3]      Stock options:

During 1998, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (“1998 Plan”) which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options.  Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.  Vesting of 1998 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

In 2000, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (“2000 Plan”) which provides for the granting of options to purchase up to 1,000,000 shares of common stock and pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options.  Incentive stock options granted under the 2000 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.  Vesting of 2000 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

Note F - Stockholders’ Equity  (continued)

[3]      Stock options:  (continued)

On December 11, 2001, the Company amended the 2000 Plan to increase the aggregate number of shares from 1,000,000 to 2,000,000.  Stockholder approval for the increase was received in June 2002.  During 2001, the Company granted 515,000 options, with an exercise price of $3.16, that were granted subject to such stockholder approval, which was given in 2002.  Accordingly, these options were accounted for as if they were granted during the year ended December 31, 2002.

Pursuant to the 2000 stock option plan as amended, 750,000 options were added to the share reserve effective December 31, 2002.

For the years ended December 31, 2002, 2001 and 2000, the Company granted 67,500, 558,000 and 176,000 options, respectively, to consultants and recorded expenses of $215,000, $615,000 and $1,185,000, respectively, relating to the vested portion of these options.  Accrued expenses at December 31, 2002, and 2001 include an additional $49,000 and $154,000, respectively, for the estimated fair value of unvested options issued to consultants.

Stock option activity under the 1998 Plan is summarized as follows:

	Year Ended December 31,
	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options at beginning of year	1,971,000	$6.66	1,985,000	$6.74	900,000	$3.32
Options issued	8,000	1.35	28,000	3.87	1,085,000	9.85
Options retired	(189,000)	9.14	(42,000)	8.80

Options at end of year	1,790,000	6.37	1,971,000	6.66	1,985,000	6.74

Options exercisable at end of year	1,528,000	5.94	1,260,000	5.89	775,000	4.92

As of December 31, 2002, 210,000 options are available for future grant under the 1998 Plan.

Stock option activity under the 2000 Plan is summarized as follows:

	Year Ended December 31,
	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Options at beginning of year	924,000	$4.22	120,000	$7.91
Options issued	847,000	2.57	804,000	3.67	120,000	$7.91
Options retired	(100,000)	3.16

Options at end of year	1,671,000	3.45	924,000	4.22	120,000	7.91

Options exercisable at end of year	710,000	4.14	284,000	4.70	30,000	7.91

As of December 31, 2002, 1,079,000 options are available for future grant under the 2000 Plan.

Note F - Stockholders’ Equity  (continued)

[3]      Stock options:  (continued)

Additionally, during 2000 the Company granted 112,000 options outside the 1998 and 2000 Plans with a weighted average exercise price of $8.54 per share.  During 2001 the Company granted 17,000 options outside the 1998 and 2000 Plans with a weighted average exercise price of $3.84 per share.  At December 31, 2002, there were 129,000 options outstanding outside of the 1998 and 2000 Plans with a weighted average exercise price of $7.81 per share of which 124,000 options were exercisable with a weighted average exercise price of $8.17.

Additional information with respect to option activity is summarized as follows:

	December 31, 2002
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractually	Exercise		Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price

$.02	150,000	4.75	$.02	150,000	$.02
$1.00 — $1.35	229,000	9.85	1.01	2,000	1.35
$2.87 — $3.16	1,536,000	8.10	3.07	947,000	3.03
$4.15 — $5.50	396,000	4.02	4.31	269,000	4.32
$7.00 — $9.00	807,000	6.92	7.99	643,000	8.00
$9.50 — $11.50	472,000	6.97	10.76	351,000	10.79

	3,590,000	7.21	5.06	2,362,000	5.50

Note G - Commitments and Other Matters

The Company occupies office space under a sublease expiring February 2003.  Upon expiration of the lease, Corporate offices were relocated with short term renewable lease terms.  There are no minimum future annual rental payments.

Rent expense was approximately $268,000, $275,000 and $235,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

See Note C with respect to the Company’s obligations pursuant to various research and development agreements.

Note H - Quarterly Results (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2002:
Revenue
Net loss	$(1,640,000)	$(1,879,000)	$(1,489,000)	$(1,248,000)
Loss per share — basic and diluted (a)	(0.10)	(0.11)	(0.09)	(0.07)

2001:
Revenue
Net loss	(2,066,000)	(2,314,000)	(2,325,000)	(1,439,000)
Loss per share — basic and diluted (a)	(0.14)	(0.15)	(0.15)	(0.09)

(a) Per common share amounts for the quarters and full year have been calculated separately.  Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.