Form 10-Q
period 2003-03-31
AXONYX INC
filed 2003-05-13
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(212) 645-7704
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

As of May 12, 2003, there were 23,791,113 shares of the registrant’s common stock outstanding.

AXONYX INC.

PART I. FINANCIAL INFORMATION

Item 1.                                Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,578,000	$3,021,000
Cash held in escrow		1,453,000
Stock subscriptions receivable		3,415,000
Other current assets	143,000	8,000

Total current assets	5,721,000	7,897,000

Equipment, net	33,000	37,000

Security deposit	4,000	50,000

	$5,758,000	$7,984,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$579,000	$1,335,000
Total liabilities	579,000	1,335,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued Common Stock - $.001 par value, 75,000,000 shares authorized; 23,791,113 shares issued and outstanding.	24,000	24,000
Additional paid-in capital	32,355,000	32,255,000
Unearned compensation - stock/options	(3,000)	(8,000)
Accumulated deficit	(27,197,000)	(25,622,000)

Total stockholders’ equity	5,179,000	6,649,000

Total liabilities and stockholders’ equity	$5,758,000	$7,984,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2003	2002

Revenue	$—	$—

Costs and expenses:
Research and development	1,027,000	961,000
General and administrative	573,000	714,000
	1,600,000	1,675,000

Loss from operations	(1,600,000)	(1,675,000)

Foreign exchange	3,000	(1,000)
Interest income	22,000	36,000

Net loss	$(1,575,000)	$(1,640,000)

Net loss per common share	$(0.07)	$(0.10)

Weighted average shares-basic and diluted	23,745,669	17,247,371

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount

Balance - December 31, 2002	23,733,613	$24,000	$32,255,000	$(8000)	$(25,622,000)	$6,649,000

Issuance of common stock options and warrants for consulting services			44,000			44,000

Issuance of common stock for consulting services	57,500		56,000			56,000

Amortization				5,000		5,000

Net loss	—	—	—	—	(1,575,000)	(1,575,000)

Balance - March 31, 2003	23,791,113	$24,000	$32,355,000	$(3,000)	$(27,197,000)	$5,179,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net Loss	$(1,575,000)	$(2,066,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,000	3,000

Compensation related to common stock issued for services	56,000
Compensation related to stock options and warrants issued for services	49,000	252,000
Changes in:
Other current assets	(135,000)	(81,000)
Security deposits	46,000	—
Accounts payable and accrued expenses	(756,000)	(474,000)

Net cash used in operating activities	(2,311,000)	(2,366,000)

Cash flows from investing activities:
Purchase of equipment	—	(8,000)
Net cash used in investing activities	—	(8,000)

Cash flows from financing activities
Collection of stock subscriptions receivable and cash held in escrow	4,868,000	—
Net cash provided from financing activities	4,868,000	—

Net (decrease)/increase in cash and cash equivalents	2,557,000	(2,374,000)
Cash and cash equivalents at beginning of period	3,021,000	10,363,000

Cash and cash equivalents at end of period	$5,578,000	$7,989,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Notes to Condensed Consolidated Financial Statements
March 31, 2003

(1)  Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  Stock-based Compensation

The Company follows the intrinsic value based method in accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	3 Months ended March 31,
	2003	2002
Reported net loss attributable to common stockholders	$(1,575,000)	$(1,640,000)

Stock-based employee compensation determined under the fair value based method	(3,327,000)	(1,596,000)

Pro forma net loss attributable to common stockholders	$(4,902,000)	$(3,236,000)

Loss per common share attributable to common stockholders (basic and diluted):
As reported	$.07	$.10
Pro forma	$.21	$.19

(3)  Other

During the three months ended March 31, 2003 the Company collected $1,453,000 of cash that was held in escrow and $3,415,000 of stock subscriptions receivable, both of which resulted from the sale of common stock and warrants in December 2002.

(4)  Subsequent Events

In April 2003, Axonyx received a milestone payment of $1 million from Serono International S.A. under the terms of a license agreement for beta-sheet breaker technology that was signed in September 2000.  The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta-sheet breaker peptide for the potential treatment of Alzheimer’s disease.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR CLINICAL TRIALS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE TRIALS, THE FDA WILL NOT GRANT MARKETING APPROVAL FOR PHENSERINE OR THAT, IF APPROVED, PHENSERINE WILL NOT PROVE COMPETITVE IN THE MARKETS.  THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR REPORT ON THIS FORM 10-Q AND IN OUR OTHER PUBLIC FILINGS, INCLUDING OUR FORM 10-K.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.  WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

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

In addition to the Phenserine clinical program, we are sponsoring pre-clinical research relating to an assay method for screening drug candidates for Alzheimer’s disease.  Pursuant to a sublicense agreement with ARS, a subsidiary of Serono International, S.A., ARS is undertaking research and development concerning the development of (1) compounds called Amyloid Inhibitory Peptides which may prevent and reverse the formation of amyloid plaques in AD, and (2) pharmaceutical compounds for the diagnosis and treatment of prion-related diseases.  Given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of:  (1) Tolserine, another acetylcholinesterase inhibitor, (2) one or more butyrylcholinesterase inhibitors which will be chosen from a series of selectively acting compounds, the best studied of which are Phenethylnorcymserine (PENC) and Bisnorcymserine, and (3) initiate pre-clinical development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD.

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

Effective September 15, 2000, ARS, a subsidiary of Serono, entered into a License Agreement with Axonyx, exercising its right to license certain of Axonyx’s patent rights under a Development Agreement and Right to License signed with Axonyx in May of 1999.  Under the Development Agreement, ARS had paid Axonyx a $250,000 non-refundable fee for the right to license.  Pursuant to the License Agreement, ARS acquired exclusive worldwide patent rights to our AIP and PIP technologies.  Furthermore, ARS continued the research and development of the AIP and PIP technologies initiated during the term of the Development Agreement and Right to License.  We cannot assure you that additional revenues from patent licensing or that revenue from research and development contracts will be generated in fiscal year 2003.

Upon the execution of the License Agreement with ARS on September 15, 2000, Axonyx generated $1.5 million of revenue in the form of an up-front license fee.  We received a milestone payment of $1 million in April 2003 in relation to the initiation of a Phase I clinical trial with a licensed AIP drug compound under the License Agreement.  We may generate additional revenues from ARS if certain development milestones are reached concerning the licensed compounds or other products and related intellectual property, although such milestone payments may not occur in fiscal year 2003 or at all.  Under the License Agreement we may also generate royalty revenue from any net sales of licensed technologies.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market giving rise to royalty payments, or that additional revenues from patent licensing will be generated.

Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”).  Each of these agreements relate to the development of an assay method for the rapid screening of drug candidates for the treatment of Alzheimer’s Disease.  The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 per year.  Under the Assignment Agreement Dr. Small and two other co-inventors have assigned a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  Under the Consulting Agreement with Dr. Small, we engaged Dr. Small for a three year period commencing September 1, 2002 for Australian $20,000 per year payable in full at the beginning of each year and a grant of stock options for consulting services related to the development of the assay method.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2003, and for the three months ended March 31, 2002 we realized no revenue.

For the three months ended March 31, 2003, we incurred a net loss of $1,575,000 compared to a net loss of $1,640,000 for the three months ended March 31, 2002.  The decreased losses were due primarily to a decline in general and administrative expenses of $141,000 and a foreign exchange gain of $4,000, offset in part by an increase in research and development costs of $66,000 and a decline of interest income of $14,000.  We expect to incur additional losses for the foreseeable future.

For the three months ended March 31, 2003, we incurred research and development costs of $1,027,000 compared to $961,000 for the three months ended March 31, 2002.  The increase was due primarily to increased costs incurred related to the planned Phase IIb/Phase III clinical program of $297,000 and Phenserine preclinical toxicology studies of $160,000 offset by a decline in chemical manufacturing expenditures of $293,000 and a reduction in consulting costs of $47,000 and option charges of $51,000.

Our research and development costs in the three months ended March 31, 2003 and 2002 primarily included development costs for Phenserine.  In the first quarter of 2003 we incurred $376,000 in preparations for our Phenserine Phase IIb/Phase III clinical program, $291,000 incurred for Phenserine preclinical toxicology studies, and costs aggregate of $49,000 for clinical tests on the final drug formulation of Phenserine, the carcinogenicity studies, bio-assays of blood plasma samples and finalizing drug stability studies.  In the first quarter of 2002 we spent an aggregate of $524,000 on our Phenserine drug development program, including $293,000 on chemical manufacturing and control, $131,000 on preclinical toxicology studies, and $80,000 on clinical trial expenses.  Concerning other non-Phenserine research and development expenses in the first quarter of 2003, we spent $50,000 on research and consulting services concerning the assay method being developed by Dr. David Small at Monash University (Australia), including overhead costs at Monash University payable by Axonyx.  In the first quarter of 2002 we incurred aggregate costs of $71,000 on terminated research programs unrelated to Phenserine.

For the three months ended March 31, 2003, we incurred general and administrative costs of $573,000 compared to $714,000 for the three months ended March 31, 2002.  The decrease was due primarily to reduced costs in several areas including professional fees of $101,000, option charges of $45,000, rent costs of $29,000 and travel and entertainment costs of $26,000, offset in part by an increase in Nasdaq listing fees of $41,000 and an increase in investor relations costs of $23,000.

Interest income for the three months ended March 31, 2003 was $22,000 as compared to $36,000 for the three months ended March 31, 2002.  The decrease reflects the general decline in short term interest rates over previous year levels and lower average cash balances than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, Axonyx had $5,578,000 in cash and cash equivalents and working capital of $5,142,000 as compared to $3,021,000 in cash and cash equivalents, $1,453,000 held in escrow, and $6,562,000 in working capital at December 31, 2002.  We had $3,415,000 of stock subscriptions receivable on December 31, 2002 due to the closing of a private placement of common stock and warrants on that date.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities during the quarter ended March 31, 2003 was $2,311,000 resulting from a net loss of $1,575,000, a reduction in accounts payable and accrued expenses of $756,000 and an increase in prepaid insurance of $135,000 offset in part by stock based compensation to consultants of $105,000, a reduction in security deposits of $46,000 and depreciation expense of $4,000.

Net cash from financing activities for the quarter ended March 31, 2003 was $4,868,000.  On December 31, 2002 we issued an aggregate of 6,486,242 shares of common stock at $0.688 per share and warrants to purchase 3,243,121 shares of common stock exercisable at $0.688 per share to 31 accredited investors.  We received gross proceeds of $4,868,000 million from this private placement.  Of the gross proceeds of $4,868,000, as of December 31, 2002, $3,415,000 was stock subscriptions receivable, $1,453,000 was cash held in escrow, and there was $391,000 of expenses accrued in connection with the private placement.  In the quarter ended March 31, 2003 the stock subscriptions receivable of $3,415,000 were collected and the $1,453,000 of cash held in escrow was released.

We believe that we have sufficient capital resources to finance our plan of operation at least through March 2004.  This is a forward-looking statement, and there may be changes that could consume available resources significantly before such time.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, we cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund its operations beyond March 31, 2004, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

We expect to incur substantial operating losses for at least the next several years.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that we have realized to date has been fees and milestone payments totaling $2.75 million paid by ARS, as described above.  We cannot assure you that we will receive any additional revenues in fiscal year 2003, or at all.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in note B to the financial statements included in our Form 10-K. Our critical accounting policies are:

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

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

We have foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund our ongoing Phase IIb clinical trial in Europe and the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  We had net foreign exchange gains for the first quarter of 2003 of approximately $4,000.  If the foreign currency rates were to fluctuate by 10% from rates at March 31, 2002 and 2003, the effect on our financial statements would not be material.  Beginning in the third quarter of 2001, we limited our exposure to foreign currency risk by reducing the balances of our foreign currency accounts.  We made some block purchases of Euros in the first quarter of 2003 in preparation for payment of clinical trial expenses related to the Phase IIb clinical trial for Phenserine.  As long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks.

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

Item 4.                                Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 2.                                Changes in Securities and Use of Proceeds.

On March 15, 2003 we signed an Investor Relations Agreement with 4 P Management S.A., an investor relations firm, pursuant to which we undertook to issue up to 75,000 shares of restricted common stock, in two tranches of 37,500 shares, in partial compensation for investor relations services.  On April 28, 2003 we issued 37,500 shares of restricted common stock to 4 P Management Partners pursuant to the Investor Relations Agreement.  An additional 37,500 shares is to be issued to 4 P Management Partners on May 31, 2003 under the terms of the Investor Relations Agreement.

On March 3, 2003, we signed an agreement with Karsten Behrens concerning the engagement of Mr. Behrens to provide investor relations services to Axonyx.  Pursuant to that agreement we undertook to issue up to 40,000 shares of restricted common stock to Mr. Behrens, in two tranches of 20,000 shares, in partial compensation for the investor relations services.  On April 30, 2003 we issued 20,000 shares of restricted common stock to Mr. Behrens pursuant to the agreement.  An additional 20,000 shares is to be issued to Mr. Behrens pursuant to the agreement on May 31, 2003.

Item 6.                              Exhibits and Reports on Form 8-K

(a)                           Exhibits

99.1               Certification of Chief Executive Officer

99.2               Certification of Principal Financial Officer

(b)                           Reports on Form 8-K

We filed a Current Report on Form 8-K, Item 5, dated January 8, 2003, reporting our press release, “Axonyx Announces $4.9 Million Private Placement of Common Stock and Warrants”.

We filed a Current Report on Form 8-K, Item 5 dated March 4, 2003, reporting our press release, “Axonyx Announces Transfer to the Nasdaq SmallCap Market”.

We filed a Current Report on Form 8-K, Item 12, dated April 7, 2003, reporting our press release, “Axonyx Announces Fourth Quarter and Year End Financial Results”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 12, 2003.
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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Gosse B. Bruinsma, M.D.
Gosse B. Bruinsma, M.D.
Treasurer (Principal Financial and Accounting Officer)