Form 10-Q
period 2003-06-30
AXONYX INC
filed 2003-08-14
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
OR

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

As of August 12, 2003, there were 25,773,063 shares of the registrant’s common stock outstanding.

AXONYX INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,264,000	$3,021,000
Cash held in escrow		1,453,000
Stock subscriptions receivable		3,415,000
Other current assets	101,000	8,000

Total current assets	8,365,000	7,897,000

Equipment, net	29,000	37,000

Security deposit	4,000	50,000

	$8,398,000	$7,984,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,034,000	$1,335,000
Total liabilities	1,034,000	1,335,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 25,773,063 and 23,733,613 shares issued and outstanding.	26,000	24,000
Additional paid-in capital	35,782,000	32,255,000
Unearned compensation - stock/options	—	(8,000)
Accumulated deficit	(28,444,000)	(25,622,000)

Total stockholders’ equity	7,364,000	6,649,000

Total liabilities and stockholders’ equity	$8,398,000	$7,984,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$1,000,000	$—	$1,000,000	$—

Costs and expenses:
Research and development	1,249,000	1,163,000	2,276,000	2,124,000
General and administrative	1,017,000	749,000	1,590,000	1,463,000
	2,266,000	1,912,000	3,866,000	3,587,000

Loss from operations	(1,266,000)	(1,912,000)	(2,866,000)	(3,587,000)

Foreign exchange	4,000	2,000	7,000	1,000
Interest income	15,000	31,000	37,000	67,000

Net loss	$(1,247,000)	$(1,879,000)	$(2,822,000)	$(3,519,000)

Net loss per common share	$(0.05)	$(0.11)	$(0.12)	$(0.20)

Weighted average shares-basic and diluted	24,138,566	17,247,371	23,943,202	17,247,371

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount

Balance - December 31, 2002	23,733,613	$24,000	$32,255,000	$(8,000)	$(25,622,000)	$6,649,000

Issuance of common stock and warrants - net of expenses	1,924,450	2,000	3,241,000			3,243,000

Issuance of common stock options and warrants for consulting services			81,000			81,000

Issuance of common stock for consulting services	115,000		205,000			205,000

Amortization				8,000		8,000

Net loss	—	—	—	—	(2,822,000)	(2,822,000)

Balance - June 30, 2003	25,773,063	$26,000	$35,782,000	$—	$(28,444,000)	$7,364,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net Loss	$(2,822,000)	$(3,519,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,000	7,000

Compensation related to common stock issued for services	213,000	188,000
Compensation related to options and warrants issued for services	81,000	—
Changes in:
Other current assets	(93,000)	(130,000)
Security deposits	46,000	1,000
Accounts payable and accrued expenses	(301,000)	(220,000)

Net cash used in operating activities	(2,868,000)	(3,673,000)

Cash flows from financing activities:
Collection of stock subscriptions receivable and cash held in escrow	4,868,000
Net proceeds from issuance of common stock and warrants and exercise of warrants	3,243,000	—
Net cash provided from financing activities	8,111,000

Net decrease in cash and cash equivalents	5,243,000	(3,673,000)
Cash and cash equivalents at beginning of period	3,021,000	9,115,000

Cash and cash equivalents at end of period	$8,264,000	$5,442,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(1)  Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months Ended		Six Months ended
	June 30, 2003	June 30, 2002	June, 2003	June, 2002
Reported net loss	$(1,247,000)	$(1,879,000)	$(2,822,000)	$(3,519,000)

Stock-based employee compensation determined under the fair value based method	(866,000)	(299,000)	(4,193,000)	(1,895,000)

Pro forma net loss	$(2,113,000)	$(2,178,000)	$(7,015,000)	$(5,414,000)

Loss per common share (basic and diluted):

As reported

$

.05

$

.11

$

.12

$

.20

Pro forma	$.09	$.13	$.29	$.31

(3)  Financing Activities

In June 2003, Axonyx received aggregate net cash from financing activities of $3,243,000, of which gross proceeds of $2,298,000 was received pursuant to the issuance of 919,130 shares of common stock to holders of AXC warrants who exercised their warrants and received additional warrants, gross proceeds of $575,000 was received through the sale of 230,000 shares of common stock in a private placement, and gross proceeds of $345,000 was received pursuant to the issuance of approximately 775,000 shares of common stock to holders of AXD warrants who exercised their warrants.

(4)  Other

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR CLINICAL TRIALS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE THOSE OR ANY FUTURE TRIALS, THE FDA WILL NOT GRANT MARKETING APPROVAL FOR PHENSERINE OR THAT, IF APPROVED, PHENSERINE WILL NOT PROVE COMPETITVE IN THE MARKETS.  THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR REPORT ON THIS FORM 10-Q AND IN OUR OTHER PUBLIC FILINGS, INCLUDING OUR FORM 10-K.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.  WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Our current business strategy is to concentrate our financial resources primarily on the further clinical development of Phenserine, an inhibitor of acetylcholinesterase, that is our lead drug candidate for the treatment of AD.  Acetylcholinesterase is an enzyme in the synapse that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body.  Acetylcholine is a chemical substance that sends signals between nerve cells, called neurotransmission, and is therefore called a neurotransmitter.  Neurotransmitters are secreted by neurons, or nerve cells, into the space between neurons called the synapse.  Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition.  In June 2003, we initiated a Phase IIB clinical trial that is designed to evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients.  In addition, also in June 2003, we initiated a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine.

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

Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., and Supundi Subasinghe (“Assignment Agreement”).  Each of these agreements relate to the development of an assay method for the rapid screening of drug candidates for the treatment of Alzheimer’s disease.  The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 per year.  Under the Assignment Agreement Dr. Small and two other co-inventors have assigned a patent application concerning the assay method in return for revenue sharing upon commercialization of the assay method.  Under the Consulting Agreement with Dr. Small, we engaged Dr. Small for a three year period commencing September 1, 2002 for Australian $20,000 per year payable in full at the beginning of each year and a grant of stock options for consulting services related to the development of the assay method.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2003, we had revenue of $1,000,000 compared to no revenue for the three and six months ended June 30, 2002.  In April 2003, Axonyx received a milestone payment of $1 million from Serono International S.A. under the terms of a license agreement for beta-sheet breaker technology that was signed in September 2000.  The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta-sheet breaker peptide for the potential treatment of Alzheimer’s disease.

For the three months ended June 30, 2003, we incurred a net loss of $1,247,000 compared to a net loss of $1,879,000 for the three months ended June 30, 2002.  The decreased losses were due to the revenue in the form of a $1 million milestone payment received from Serono International S.A. in April 2003, offset by an increase in general and administrative costs of $268,000, an increase in research and development costs of $86,000 and a decline of interest income of $16,000.  For the six months ended June 30, 2003 we incurred a net loss of $2,822,000 as compared to a net loss of $3,519,000 for the six months ended June 30, 2002.  We expect to incur additional losses for the foreseeable future.

For the three months ended June 30, 2003, we incurred research and development costs of $1,249,000 compared to $1,163,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, we incurred research and development costs of $2,276,000 compared to $2,124,000 for the six months ended June 30, 2002.  The increase for the six month period is attributed to an increase in Phenserine expenditures of $415,000 over the prior year.  The Phenserine increase reflects an increase in clinical trial expenditures of $903,000 offset in part by a decline in chemical manufacturing costs of $477,000.  The Phenserine program cost increases are offset in part by a reduction in salaries of $203,000 resulting from staff reductions and lower travel costs of $81,000.

Our research and development costs in the three months ended June 30, 2003 and 2002 primarily included development costs for Phenserine.  In the second quarter of 2003 we incurred $699,000 for our Phenserine Phase IIB/Phase III clinical program, $220,000 incurred for Phenserine preclinical toxicology studies, and aggregate costs of $66,000 for chemical formulation.  In the second quarter of 2002 we spent an aggregate of $760,000 on our Phenserine drug development program, including $301,000 on chemical manufacturing and control, $402,000 on preclinical toxicology studies, and $57,000 on clinical trial expenses.

For the three months ended June 30, 2003, we incurred general and administrative costs of $1,017,000 compared to $749,000 for the three months ended June 30, 2002.  The increase for the three month period was due primarily to an increase in common stock and options compensation to consultants of $287,000, investor relations costs of $24,000 and other administrative costs of $18,000 offset in part by a $35,000 reduction in rent costs and $26,000 reduction in travel costs.  For the six months ended June 30, 2003, we incurred general and administrative costs of $1,590,000 compared to $1,463,000 for the six months ended June 30, 2002.  The increase for the six month period was due primarily to an increase in common stock and options compensation to consultants of $287,000, higher stock market listing fees of $41,000 and insurance costs of $15,000 offset in part by decreases in rent costs of $47,000, lower professional fees of $96,000, travel of $52,000 and other expenses of $17,000.

Interest income for the three months and six months ended June 30, 2003 was $15,000 and $37,000, respectively, as compared to $31,000 and $67,000, respectively, for the three months and six months ended June 30, 2002.  These decreases for 2003 reflect the general decline in short term interest rates over previous year levels and lower average cash balances than the prior periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, Axonyx had $8,264,000 in cash and cash equivalents and working capital of $7,331,000 as compared to $3,021,000 in cash and cash equivalents, $1,453,000 held in escrow, and $6,562,000 in working capital at December 31, 2002.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities for the six months ended June 30, 2003 was $2,868,000 resulting from a net loss of $2,822,000, a reduction in accounts payable and accrued expenses of $301,000 and an increase in prepaid insurance of $93,000 offset in part by stock based compensation to consultants of $294,000, a reduction in security deposits of $46,000 and depreciation expense of $8,000.

Net cash from financing activities for the six months ended June 30, 2003 was $8,111,000, of which $4,868,000 constituted the gross proceeds from a private placement of shares of common stock and warrants that closed on December 31, 2002.  Net cash from financing activities in June 2003 was $3,243,000.  In June 2003, we received aggregate gross proceeds of approximately $2.3 million and issued 919,130 shares of common stock upon the exercise of warrants by fifteen holders of AXC warrants pursuant to a special offer.  In June 2003 we raised aggregate gross proceeds of $575,000 through the sale of 230,000 shares of common stock at $2.50 per share in a private placement with four European accredited investors.  Also in June 2003 we received gross proceeds of approximately $345,000 and issued approximately 775,000 shares to holders of AXD warrants who exercised their warrants.

We believe that we have sufficient capital resources to finance our plan of operation at least through June 2004.  This is a forward-looking statement, and there may be changes that could consume available resources significantly before such time.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, we cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 30, 2004, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings to fund our operations.  In order to carry out our plan of operations beyond the next twelve months, including completion of the Phase III clinical trial for Phenserine, we will need to generate additional working capital.  We may not be able to obtain adequate financing to fund our operations, including any new clinical trials, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our drug development programs, including Phenserine, to enter into new collaborative arrangements on terms that are not favorable to us (i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable), or to cease operations altogether.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We have foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund our ongoing Phase IIB and Phase III clinical trials in Europe and the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  We had net foreign exchange gains for the second quarter of 2003 of approximately $4,000.  If the foreign currency rates were to fluctuate by 10% from rates at June 30, 2002 and 2003, the effect on our financial statements would not be material.  Beginning in the third quarter of 2001, we limited our exposure to foreign currency risk by reducing the balances of our foreign currency accounts.  We made some block purchases of Euros in the first quarter of 2003 in preparation for payment of clinical trial expenses related to the Phase IIB and Phase III clinical trials for Phenserine.  As long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks.

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

Item 4.           Controls and Procedures.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO and COO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and COO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.                                   Changes in Securities and Use of Proceeds.

On March 15, 2003 we signed an Investor Relations Agreement with 4 P Management S.A., an investor relations firm, pursuant to which we undertook to issue up to 75,000 shares of restricted common stock, in two tranches of 37,500 shares, in partial compensation for investor relations services.  On April 28, 2003 we issued 37,500 shares of restricted common stock to 4 P Management Partners pursuant to the Investor Relations Agreement.  An additional 37,500 shares was issued to 4 P Management Partners on May 31, 2003 under the terms of the Investor Relations Agreement.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

On March 3, 2003, we signed an agreement with Karsten Behrens concerning the engagement of Mr. Behrens to provide investor relations services to Axonyx.  Pursuant to that agreement we undertook to issue up to 40,000 shares of restricted common stock to Mr. Behrens, in two tranches of 20,000 shares, in partial compensation for the investor relations services.  On April 30, 2003 we issued 20,000 shares of restricted common stock to Mr. Behrens pursuant to the agreement.  An additional 20,000 shares was issued to Mr. Behrens pursuant to the agreement on May 31, 2003.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

In June 2003, we offered holders of AXC warrants convertible at $3.91 per share and due to expire in December 2003, a one-time opportunity to exercise these warrants at $2.50 per share under the proviso that the investors relinquish their cashless exercise provision and complete the transaction in a timely manner.  In June 2003, we received aggregate gross proceeds of approximately $2.3 million and issued 919,130 shares of common stock upon the exercise of warrants by fifteen holders of AXC warrants who exercised pursuant to our offer.  The potential resale of the shares of common stock issued to the holders of AXC warrants is covered by an effective resale registration statement.  For each AXC warrant exercised, we issued one-half of a new two-year AXE warrant exercisable at $5.00 per share which we can call for exercise if our common stock trades above $8.00 per share for a pre-defined period.  We issued new AXE warrants to purchase 459,565 shares of common stock to those holders who exercised warrants.  The issuance of the AXE warrants was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

Also in June 2003 we raised aggregate gross proceeds of $575,000 through the sale of 230,000 shares of common stock at $2.50 per share in a private placement with four European accredited investors.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

In June 2003, we issued 15,000 AXE warrants to 4 P Management Partners, S.A. pursuant to a Finder’s Agreement dated June 2, 2003 as a portion of a finder’s fee due to 4 P Management Partners in relation to the European private placement above.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

We held our 2003 Annual Meeting of Stockholders on July 1, 2003.  At the meeting, six of the eight incumbent directors of Axonyx were re-elected.  Two of the incumbent directors were not nominated for re-election.  Gosse B. Bruinsma, M.D. received 21,291,016 votes for, 13,825 votes against, and 13,700 abstentions.  Louis G. Cornacchia received 21,290,341 votes for, 14,500 votes against, and 13,700 abstentions.  Michael R. Espey received 21,227,116 votes for, 77,725 votes against, and 13,700 abstentions.  Steven H. Ferris received 21,267,716 votes for, 37,125 votes against, and 13,700 abstentions.  Marvin S. Hausman, M.D. received 21,259,611 votes for, 45,230 votes against, and 13,700 abstentions.  Gerard J. Vlak received 21,290,516 votes for, 14,325 votes against, and 13,700 abstentions.  The appointment of Eisner

LLP, independent auditors, as the Axonyx’s auditors was ratified.  The ratification of the auditors was approved by a vote of 21,284,666 votes for, 16,600 votes against, and 7,275 abstentions.

Item 6.                                   Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31.1	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	31.2	Quarterly Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

	32.1	Quarterly Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

	32.2	Quarterly Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K, Item 12, dated April 7, 2003, reporting our press release, “Axonyx Announces Fourth Quarter and Year End Financial Results”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 11, 2003.
AXONYX INC.

	By:	/s/ Marvin S. Hausman, M.D
Marvin S. Hausman, M.D.
President and Chief Executive Officer

	By:	/s/ Gosse B. Bruinsma, M.D
Gosse B. Bruinsma, M.D.
Treasurer (Principal Financial and Accounting Officer)