Form 10-Q
period 2003-09-30
AXONYX INC
filed 2003-11-03
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 33,300,600 shares of the registrant’s common stock outstanding.

AXONYX INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$30,014,000	$3,021,000
Cash held in escrow		1,453,000
Stock subscriptions receivable		3,415,000
Other current assets	46,000	8,000

Total current assets	30,060,000	7,897,000

Equipment, net	25,000	37,000

Security deposit	6,000	50,000

	$30,091,000	$7,984,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$882,000	$1,335,000
Total liabilities	882,000	1,335,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 75,000,000 shares authorized; 33,249,699 and 23,733,613 shares issued and outstanding.	33,000	24,000
Additional paid-in capital	59,422,000	32,247,000
Accumulated deficit	(30,246,000)	(25,622,000)

Total stockholders’ equity	29,209,000	6,649,000

Total liabilities and stockholders’ equity	$30,091,000	$7,984,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenue	$—	$—	$1,000,000	$—

Costs and expenses:
Research and development	986,000	980,000	3,262,000	3,104,000
General and administrative	844,000	526,000	2,434,000	1,989,000
	1,830,000	1,506,000	5,696,000	5,093,000

Loss from operations	(1,830,000)	(1,506,000)	(4,696,000)	(5,093,000)

Foreign exchange	5,000	(1,000)	13,000	1,000
Interest income	22,000	18,000	59,000	85,000

Net loss	$(1,803,000)	$(1,489,000)	$(4,624,000)	$(5,007,000)

Net loss per common share	$(0.07)	$(0.09)	$(0.18)	$(0.29)

Weighted average shares-basic and diluted	27,398,419	17,247,371	25,107,598	17,247,371

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2002	23,733,613	$24,000	$32,247,000	$(25,622,000)	$6,649,000

Issuance of common stock and warrants - net of expenses	9,401,086	9,000	26,652,000		26,661,000

Issuance of common stock options and warrants for consulting services			310,000		310,000

Issuance of common stock for consulting services	115,000		205,000		205,000

Amortization of unearned stock option compensation			8,000		8,000

Net loss	—	—	—	(4,624,000)	(4,624,000)

Balance - September 30, 2003	33,249,699	$33,000	$59,422,000	$(30,246,000)	$29,209,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net Loss	$(4,624,000)	$(5,007,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,000	11,000
Compensation related to common stock issued for services	213,000	—
Compensation related to options and warrants issued for services	310,000	223,000
Changes in:
Other current assets	(38,000)	(66,000)
Security deposits	44,000	—
Accounts payable and accrued expenses	(453,000)	(580,000)

Net cash used in operating activities	(4,536,000)	(5,419,000)

Cash flows from financing activities:
Collection of stock subscriptions receivable and cash held in escrow	4,868,000
Net proceeds from issuance of common stock and warrants and exercise of warrants	26,661,000	—
Net cash provided from financing activities	31,529,000

Net increase (decrease) in cash and cash equivalents	26,993,000	(5,419,000)
Cash and cash equivalents at beginning of period	3,021,000	9,115,000

Cash and cash equivalents at end of period	$30,014,000	$3,696,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Notes to Condensed Consolidated Financial Statements
September 30, 2003

(1)  Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003 and the results of operations for the interim periods presented.  Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K filing.  The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three Months ended September		Nine Months ended September
	2003	2002	2003	2002
Reported net loss	$(1,803,000)	$(1,489,000)	$(4,624,000)	$(5,007,000)

Stock based compensation determined under the fair value based method	(592,000)	(578,000)	(2,313,000)	(1,798,000)

Pro forma net loss	$(2,395,000)	$(2,067,000)	$(6,937,000)	$(6,805,000)

Loss per share (basic and diluted):
As reported	$(0.07)	$(0.09)	$(0.18)	$(0.29)
Pro forma	$(0.09)	$(0.12)	$(0.28)	$(0.39)

(3) Restated Pro-Forma Stock Based Employee Compensation.

The pro-forma stock-based employee compensation determined under the fair value based method for the periods included in the Company’s March 31, 2003 and June 30, 2003 Quarterly Reports on Form 10-Q requires revision to adjust the pro forma charge because of an error in applying the fair values to those interim periods.  The changes to the stock-based employee compensation determined under the fair value based method are shown below.

	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Three months ended March 31
Stock-based employee compensation determined under the fair value based method	$(3,327,000)	$(418,000)	$(1,596,000)	$(586,000)
Pro forma net loss	(4,902,000)	(1,993,000)	(3,236,000)	(2,226,000)
Pro forma loss per common share (basic and diluted)	(0.21)	(0.08)	(0.19)	(0.13)
Decrease in pro forma loss per common share		0.13		0.06

Three months ended June 30
Stock-based employee compensation determined under the fair value based method	(866,000)	(1,303,000)	(299,000)	$(634,000)
Pro forma net loss	(2,113,000)	(2,550,000)	(2,178,000)	(2,513,000)
Pro forma loss per common share (basic and diluted)	(0.09)	(0.11)	(0.13)	(0.15)
Increase in pro forma loss per common share		0.02		0.02

Six months ended June 30
Stock-based employee compensation determined under the fair value based method	(4,193,000)	(1,721,000)	(1,895,000)	$(1,220,000)
Pro forma net loss	(7,015,000)	(4,543,000)	(5,414,000)	(4,739,000)
Pro forma loss per common share (basic and diluted)	(0.29)	(019)	(0.31)	(0.27)
Decrease in pro forma loss per common share		0.10		0.04

(4)  Financing Activities

On September 11, 2003, Axonyx received aggregate gross proceeds from financing activities of $25,000,000 through the private placement of 7,476,636 shares of common stock and warrants to purchase 5,607,477 shares of common stock, exercisable at $3.50 per share.

Item 2.                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR CLINICAL TRIALS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE THOSE OR ANY FUTURE TRIALS, THE U.S. FOOD AND DRUG ADMINISTRATION (FDA) WILL NOT GRANT MARKETING APPROVAL FOR PHENSERINE OR THAT, IF APPROVED, PHENSERINE WILL NOT PROVE COMPETITVE IN THE MARKETS.  THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR REPORT ON THIS FORM 10-Q AND IN OUR OTHER PUBLIC FILINGS, INCLUDING OUR FORM 10-K.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.  WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

Axonyx is a biopharmaceutical company engaged in the business of acquiring and developing novel post-discovery central nervous system drug candidates, primarily in areas of memory and cognition.  We acquire patent rights to central nervous system pharmaceutical compounds we believe may have significant potential market impact and work to advance the compounds through pre-clinical and clinical development towards regulatory approval.  We have acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD), Mild Cognitive Impairment, and related diseases.  We have acquired patent rights to a class of potential therapeutic compounds designed for the treatment of prion related diseases, which are degenerative diseases of the brain that are thought to be caused by an infectious protein called a prion.  Prion is a contraction of the descriptive term, proteinaceous infectious proteins.  Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein.  Such diseases include Creutzfeldt Jakob Disease, new variant, in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep.  We licensed these patent rights from New York University and, via a sublicense, from the National Institutes of Health/National Institute on Aging.  We also have co-inventorship rights to a therapeutic compound named Posiphen designed for the treatment of Alzheimer’s disease.

We out-source all of our preclinical and clinical research and development, utilizing contract research organizations, or CROs, and sponsored research arrangements.  We have contracted with several CROs to undertake the pre-clinical and clinical development of Phenserine.  We have entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS is undertaking research on certain of our licensed technologies.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2003 and 2002 we had no revenue.  For the nine months ended September 30, 2003, we had revenue of $1,000,000 compared to no revenue for the nine months ended September 30, 2002.  In April 2003, Axonyx received a milestone payment of $1 million from ARS, a subsidiary of Serono International S.A. under the terms of a license agreement for beta-sheet breaker technology that was signed in September 2000.  The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta-sheet breaker peptide for the potential treatment of Alzheimer’s disease.

For the three months ended September 30, 2003, we incurred a net loss of $1,803,000compared to a net loss of $1,489,000 for the three months ended September 30, 2002.  The increase is primarily attributed to an increase in non cash stock option compensation to consultants and higher clinical trial insurance costs offset in part with a decline in professional fees and rent expense.  For the nine months ended September 30, 2003 we incurred a net loss of $4,624,000 as compared to a net loss of $5,007,000 for the nine months ended September 30, 2002.  We expect to incur additional losses for the foreseeable future.

For the three months ended September 30, 2003, we incurred research and development costs of $986,000 compared to $980,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, we incurred research and development costs of $3,262,000 compared to $3,104,000 for the nine months ended September 30, 2002.  The increase for the nine month period is attributed to an increase in Phenserine clinical trial expenses of $386,000 and scientific consultant expenses of $204,000 over the prior year.  The Phenserine increase primarily reflects an increase in clinical trial expenditures of $1,302,000 offset in part by a decline in chemical manufacturing costs of $561,000 and lower preclinical costs of $362,000.  The cost increases are offset in part by a reduction in salaries of $203,000 resulting from staff reductions, lower travel costs of $126,000, lower contract program costs of $60,000 and other reduced expenditures.

Our research and development costs in the three months ended September 30, 2003 and 2002 primarily included development costs for Phenserine.  In the third quarter of 2003 we incurred $418,000 for our Phenserine Phase IIB/Phase III clinical program, $204,000 incurred for Phenserine preclinical toxicology studies, and costs of $55,000 for chemical formulation.  In the third quarter of 2002 we spent an aggregate of $710,000 on our Phenserine drug development program, including $139,000 on chemical manufacturing and control, $543,000 on preclinical toxicology studies, and $24,000 on clinical trial expenses.

For the three months ended September 30, 2003, we incurred general and administrative costs of $844,000 compared to $526,000 for the three months ended September 30, 2002.  The increase for the three-month period was due primarily to non cash stock option charges for consultants of $417,000 and higher investor relation costs of $36,000.  These increases are offset in part by lower professional fees of $123,000, reduced salary costs of $53,000, lower rent costs of $33,000 and other expense variances.  For the nine months ended September 30, 2003, we incurred general and administrative costs of $2,434,000 compared to $1,989,000 for the nine months ended September 30, 2002.  The increase for the nine month period was due primarily to an increase in non cash common stock and options compensation to consultants of $705,000, higher stock market listing fees of $64,000 and investor relation costs of $27,000.  These higher costs were offset in part by decreases in professional fees of $219,000, rent costs of $80,000 and travel of $55,000.

Interest income for the three months and nine months ended September 30, 2003 was $22,000 and $59,000, respectively, as compared to $18,000 and $85,000, respectively, for the three months and nine months ended September 30, 2002.  This quarterly increase reflects higher invested cash balances on hand.  The decrease in the year to date interest income numbers reflect the general decline in short term interest rates over previous year levels and lower average cash balances than the prior periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, Axonyx had $30,014,000 in cash and cash equivalents and working capital of $29,178,000 as compared to $3,021,000 in cash and cash equivalents, $1,453,000 held in escrow, and $6,562,000 in working capital at December 31, 2002.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities for the nine months ended September 30, 2003 was $4,536,000 resulting from a net loss of $4,624,000, a reduction in accounts payable and accrued expenses of $453,000 and an increase in other current assets of $38,000 offset in part by stock and option based compensation to consultants of $523,000, a reduction in security deposits of $44,000 and depreciation expense of $12,000.

Net cash from financing activities for the nine months ended September 30, 2003 was $31,529,000.  This consists of three events that occurred during the period.  In January we received $4,868,000 from a private placement of shares of common stock and warrants that closed on December 31, 2002 with the cash receipts portion of this transaction settling in 2003.  Expenses of $458,000 relating to this placement were paid in the prior year.  In June 2003 we received net proceeds of $3,226,000 from the exercise of warrants and the sale of common stock.  In September 2003, we received net proceeds of $23,435,000 from a private placement of common stock and warrants closed on September 11, 2003.

We believe that we have sufficient capital resources to finance our plan of operation at least through December 2004.  This is a forward-looking statement, and there may be changes that could consume available resources significantly before such time.  We are pursuing potential sub-licensing and other collaborative arrangements that may generate additional capital for us.  However, we cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond December 31, 2004, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 3.                                           Quantitative and Qualitative Disclosures About Market Risk.

We have foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund our ongoing Phase IIB and Phase III clinical trials in Europe and the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  We had net foreign exchange gains for the third quarter of 2003 of approximately $5,000.  If the foreign currency rates were to fluctuate by 10% from rates at September 30, 2002 and 2003, the effect on our financial statements would not be material.  Beginning in the third quarter of 2001, we limited our exposure to foreign currency risk by reducing the balances of our foreign currency accounts.  We made some block purchases of Euros in the first quarter of 2003 in preparation for payment of clinical trial expenses related to the Phase IIB and Phase III clinical trials for Phenserine.  As long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks.

We consider our investments in money market accounts, short term commercial paper and time deposits as cash and cash equivalents.  The carrying values of these investments approximate fair value because of the short maturities (three months or less) of these instruments and accounts.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

We do not enter into or trade derivatives or other financial instruments or conduct any hedging activities.

Item 4.                                           Controls and Procedures.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003.  There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.                                           Changes in Securities and Use of Proceeds.

On September 11, 2003 we raised aggregate gross proceeds of $25,000,000 in a private placement involving the sale of 7,476,636 shares of common stock at $3.25 per share and 5,607,477 five year warrants to purchase shares of common stock at an exercise price of $3.50 per share to 45 accredited investors.  We plan to use the net proceeds of this financing transaction to support our strategic business objectives that include the continued clinical development of Phenserine, our lead product to treat Alzheimer’s disease.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act.

Item 6.                                           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

31.1	Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Quarterly Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Quarterly Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)                                 Reports on Form 8-K

We filed a Current Report on Form 8-K, Item 5, dated September 16, 2003, reporting our press release, “Axonyx Announces $25 Million Private Placement of Common Stock and Warrants.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Axonyx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated October 31, 2003.
AXONYX INC.

	By:	/s/ Marvin S. Hausman, M.D
Marvin S. Hausman, M.D.
Chairman and Chief Executive Officer

	By:	/s/ S. Colin Neill
S. Colin Neill
Chief Financial Officer (Principal Financial and Accounting Officer)