Form 10-K
period 2003-12-31
AXONYX INC
filed 2004-03-30
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2003
Commission file number: 000-25571

AXONYX INC.
500 Seventh Avenue, 10th Floor
New York, New York 10018
Telephone (212) 645-7704
I.R.S. Employer Identification Number: 86-0883978
State or Other jurisdiction of Incorporation or Organization: NEVADA
COMMON STOCK $0.001 PAR VALUE

Securities registered under Section 12(b) of the Exchange Act:

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  |_| Yes  |X| No

The registrant estimates that the aggregate market value of its Common Stock on March 22, 2004, based on the closing price shown on the Nasdaq SmallCap Market on that date, held by its non-affiliates was approximately $244,000,000.

The number of shares of Common Stock, par value $0.001, of the Registrant outstanding as of March 22, 2004, was 47,983,989 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

          This Form 10-K contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  These statements involve potential risks and uncertainties; therefore, actual results may differ materially.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

          Axonyx cannot assure that the Phase IIB and/or the Phase III clinical trial, or others, if any, with Phenserine will prove successful, that the safety and efficacy profile of Phenserine exhibited in the previous small Phase II trial will remain the same in the Phase IIB and Phase III clinical trials, or future clinical trials, if any, that the preclinical results related to the regulation of beta-APP will be substantiated by the Phenserine Phase IIB clinical trial and that Phenserine will be able to slow the progression of Alzheimer’s disease, that the Phase IIB clinical trial data will differentiate Phenserine from the currently marketed drugs, that the efficacy results of the Phase III trial will prove pivotal, that the efficacy data from the Phase IIB clinical trial will be able to be used in the Phase III trial efficacy data, that Axonyx will obtain the necessary financing to complete the Phase III Phenserine trials, that the Company’s development work on Phenserine will support an NDA filing, that the results of the Phase III trials will allow Phenserine to be approved by the FDA, that the FDA will grant marketing approval for Phenserine, that if Phenserine is approved by the FDA, it will prove competitive in the market, and that Axonyx will obtain licensing or corporate partnership agreements that will enable acceleration of the development of and optimize marketing opportunities for, Phenserine, or that Axonyx will be able to advance any other potential memory enhancing compound toward IND status. Axonyx undertakes no obligation to publicly release the result of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

PART I

Item 1. Business

TABLE OF CONTENTS

A.	Recent Events
B.	Introduction, Business Strategy
C.	Axonyx Drug Development Programs
D.	Out-Licensing Technology
E.	Competition
F.	Government Regulation
G.	Strategic Alliances
H.	Marketing and Sales
I.	Patents, Trademarks, and Copyrights
J.	Employees

A. Recent Events

OXIS International Inc.

          On January 15, 2004, the Company entered into agreements to acquire approximately 53% of the outstanding voting stock of OXIS International, Inc. (OTC: OXIS.OB).  OXIS is a biopharmaceutical/diagnostic company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress.

          Under the terms of separate agreements entered into with several holders of OXIS common stock, Axonyx acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for its issuance of an aggregate of approximately 1.6 million shares of unregistered Axonyx common stock.  Axonyx also agreed to register its shares being issued in the exchange in the near future.  Together with shares of OXIS stock held personally by Marvin S. Hausman, M.D., Axonyx’s Chairman and Chief Executive Officer, Axonyx will control approximately 57% of Oxis’ voting stock.

          The exchange ratio for the securities being exchanged was based on a ten-day historical average of the closing prices for the stock of the two companies.

          Dr. Hausman indicated that management of Axonyx has no current intention to acquire OXIS’ remaining outstanding shares, which will continue to trade on the OTC Bulletin Board.  Representatives of Axonyx have been in touch and are working with members of OXIS’ management and board of directors to continue efforts to improve OXIS’ operations and management, to complement its board with designees of Axonyx and to discuss strategies for maximizing and enhancing stockholder value.

Private Placement

          On January 8, 2004, the Company entered into definitive agreements with new and existing institutional investors relating to a private placement of $50,000,000 of securities through the sale of 9,650,183 shares of common stock at $5.15 per share.  These agreements also involve the acquisition by the investor group of five-year warrants to purchase an additional 2,412,546 shares of the Company’s stock at an exercise price of $7.25 per share.  The Company filed a registration statement with the SEC for the resale of common stock sold in the private placement. The registration was declared effective on February 12, 2004.

          Rodman & Renshaw Inc. was the lead placement agent for this transaction.   Punk Ziegel & Co. acted as the financial advisor and a placement agent to Axonyx.

          Axonyx plans to use the net proceeds of this financing transaction to support and expand the Company’s research and development activities.

B. Axonyx – Introduction, Business Strategy

          We are engaged in the business of acquiring and developing novel post-discovery central nervous system drug candidates, primarily in areas of memory and cognition.  We acquire patent rights to central nervous system pharmaceutical compounds we believe may have significant potential market impact and work to advance the compounds through preclinical and clinical development towards regulatory approval.  We have acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD), Mild Cognitive Impairment, and related diseases.  We have acquired patent rights to a class of potential therapeutic compounds designed for the treatment of prion related diseases, which are degenerative diseases of the brain that are thought to be caused by an infectious form of a protein called a prion.  Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein.  Such diseases include Creutzfeldt Jakob Disease, new variant in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep.  We licensed these patent rights separately from New York University and from the National Institutes of Health/National Institute on Aging (via a sublicense).  We also have co-inventorship rights to a patent application regarding a therapeutic compound named Posiphen designed for the treatment of Alzheimer’s disease.

          We out-source all of our preclinical and clinical research and development, utilizing contract research organizations, or CROs, and sponsored research arrangements.  We have contracted with several CROs to undertake the pre-clinical and clinical development of Phenserine.  We have entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS has the rights to conduct research and development on certain of our licensed technologies.  We received an up-front fee and a milestone payment, and may receive future milestone payments and royalties, under the License Agreement.  We do not currently maintain any laboratory or research premises.

          Our current business strategy is to concentrate our financial resources primarily on the further development of our licensed compounds, and in particular, Phenserine, an inhibitor of acetylcholinesterase, that is our lead drug candidate for the treatment of AD.  Acetylcholinesterase is an enzyme in the synapse that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body.  Acetylcholine is a chemical substance that sends signals between nerve cells, called neurotransmission, and is therefore called a neurotransmitter.  Neurotransmitters are secreted by neurons, or nerve cells, into the space between neurons called the synapse.  Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition.

          In early June 2003, we initiated a Phase IIb clinical trial designed evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients.  The beta amyloid protein is one of more than a dozen types of amyloid proteins found in the body.  Beta amyloid is derived from the beta-amyloid precursor protein normally present in the brain of healthy individuals in small quantities.  Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in AD and Down’s Syndrome.  In AD, the beta-amyloid protein undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain.  The beta-amyloid precursor protein is present in the cell wall of numerous cells within the body including nerve cells of the brain.  Beta-amyloid protein is derived from this larger protein.  In late June 2003 we also initiated a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine on AD patients.

          In addition to the Phenserine clinical program, we are sponsoring pre-clinical research relating to an assay method for screening drug candidates for Alzheimer’s disease.  Pursuant to a sublicense agreement with ARS, ARS has the rights to undertake research and development concerning the development of (1) compounds called Amyloid Inhibitory Peptides, or AIPs, which may prevent and reverse the formation of amyloid plaques in AD, and (2) a pharmaceutical compound for prion-related diseases.  In Alzheimer’s disease the conversion of beta-amyloid protein into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils) is a key event that leads eventually to neuronal cell death in the brains of AD patients.  These fibrils are deposited as part of the amyloid plaques that appear to be a cause of the death of neurons in the brain.  The AIPs, also referred to as beta-sheet breaker peptides, have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain.  The beta-sheet breaker peptide is a molecule composed of naturally occurring amino acids, the building blocks of proteins, that is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that is found in amyloid plaques.

          Given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of Tolserine, another acetylcholinesterase inhibitor, some of our butyrylcholinesterase inhibitors, and initiate pre-clinical development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD.  Acetylcholinesterase inhibitors are drugs designed to selectively inhibit acetylcholinesterase.  Butyrylcholinesterase is an enzyme that is normally found widely in the body.  Its function in the central nervous system remains to be fully understood.  Amongst other roles, it degrades acetylcholine, a primary neurotransmitter in the brain.  Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD.  This enzyme also functions to degrade a number of drugs and natural products and is involved in their elimination from the body.

The AD targeted approaches include:

1)	Phenserine, an inhibitor of acetylcholinesterase and the beta-amyloid precursor protein, our lead drug candidate, and Tolserine, another follow-on acetylcholinesterase inhibitor;

2)	a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds;

3)	Posiphen, a compound that decreases the formation of beta-amyloid precursor protein;

4)

through our sublicense with ARS, a subsidiary of Serono, which is described in greater detail below, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

          On May 2, 2000, ARS, a subsidiary of Serono, exercised its right to license certain of our patent rights under the Development Agreement and Right to License signed with us in May of 1999.  Under that agreement, ARS paid us a $250,000 non-refundable fee for the right to license.  Pursuant to the resulting License Agreement, which became effective on September 15, 2000, ARS acquired exclusive worldwide patent rights to our AIP and Prion Inhibitory Peptide technologies, called the Licensed Products.  In conjunction with the signing of the License Agreement with ARS, we generated $1.5 million of revenue in the form of an up-front license fee.  We received a milestone payment of $1 million in April 2003 from ARS in relation to the initiation of a Phase I clinical trial with a licensed AIP compound. We may generate additional revenues from ARS if they reach certain development milestones concerning the licensed compounds or other products and related intellectual property, although additional milestone payments did not occur in fiscal year 2003.  Axonyx could receive milestone payments from ARS in an aggregate amount of $13 million if the Licensed Product involved is a patented product covered by the sub-licensed patents and patent applications and it achieves certain developmental milestones up through health registration approval.  The amount of aggregate milestone payments through health registration approval would be $7 million if the Licensed Product involved was developed by Serono during the one year term of the Development Agreement we entered into with ARS in May 1999.  We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market and give rise to royalty payments, or that additional revenues from patent licensing will be generated or that Serono will continue with any research and development activities.

           Through our sublicense with ARS, Serono has the right to conduct research and development work on compounds called Prion Inhibitory Peptides designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

          We are also funding research at Monash University in Australia relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease.  We have signed a Research Agreement with the principal researcher, David Henry Small, Ph.D., to fund this research over a three-year period ending in May 2005.

          In December 2000 Axonyx incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands.  Gosse Bruinsma, M.D., currently the President and Chief Operating Officer of Axonyx Inc., was appointed the President of Axonyx Europe BV. The majority of our clinical development activities and a significant amount of our preclinical development activities are carried out in Europe. The Axonyx Europe office manages, directs, and controls these activities. Axonyx Europe explores and pursues out-licensing opportunities for Axonyx’s licensed technologies in Europe and elsewhere, and facilitates communication with Axonyx’s European shareholders and Serono.

          We have incurred negative cash flows from operations since the inception of the company in 1997.  Our net losses for the three fiscal years ended 2001, 2002, and 2003 were $8,144,000, $6,256,000 and $8,106,000 respectively.  As of December 31, 2003, we had an accumulated deficit of $33,728,000 and our operating losses are continuing.  We have no products available for sale and we do not expect to have any products commercially available for several years, if at all.

          On January 20, 2004, we announced that we entered into agreements to acquire approximately 53% of the outstanding voting stock of OXIS International, Inc. (OTC: OXIS.OB). OXIS is a biopharmaceutical/diagnostic company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress.  Under the terms of separate agreements entered into with several holders of OXIS common stock, we acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for our issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock. We have agreed to register our shares of common stock being issued in the exchange in the near future.  Marvin S. Hausman, M.D., our Chairman and Chief Executive Officer, owns 1,161,532 shares of OXIS common stock, representing approximately 4% of OXIS’ voting stock.  Dr. Hausman’s shares of OXIS common stock were not subject to this exchange for our common stock.

          Axonyx was incorporated in Nevada on July 29, 1997.  Our principal executive offices are located at 500 Seventh Avenue, 10th Floor, New York, New York 10018, and our telephone number is (212) 645-7704.

C. Axonyx Drug Development Programs

General

          We are currently focusing on the clinical development of our lead acetylcholinesterase inhibitor, Phenserine.  In addition, we are sponsoring pre-clinical research on an assay method for screening drug candidates for Alzheimer’s disease being developed at Monash University in Australia.

          Axonyx continues to prioritize our utilization of financial resources for drug development, and we have decided not to exercise our option to acquire patent rights to Gilatide and related analog compounds, potential pharmaceutical compounds designed to enhance memory and cognition.  Consequently, the sponsored research program at Thomas Jefferson University was terminated.

          Through our sublicense with ARS, a subsidiary of Serono International, S.A., ARS is conducting research at Serono research and development facilities on compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.  ARS, at Serono research and development facilities, is also conducting research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

          Given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of:

(1)	Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD,

(2)	One or more butyrylcholinesterase inhibitors which will be chosen from a series of selectively acting compounds, the best studied of which are Phenethylnorcymserine (PENC) and Bisnorcymserine and

(3)	Tolserine, another acetylcholinesterase inhibitor.

          Each of the AD-targeted classes of compounds in our portfolio has a different therapeutic mechanism of action and represents innovative platform technology from which additional potential therapeutic and diagnostic agents could be developed.

Our AD-targeted approaches include the following, which are described in more detail below:

(1)	Phenserine, an inhibitor of acetylcholinesterase and beta-amyloid precursor protein, our lead drug candidate, and Tolserine, a follow on compound of the same class;

(2)	a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds;

(3)	Posiphen, a compound that decreases the formation of beta-amyloid precursor protein;

(4)	through our sublicense with ARS, a subsidiary of Serono, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

          Despite the fact that we cannot assure you that the technologies and pharmaceutical compounds that we are developing will ultimately prove to be profitable, we will be required to continue to spend substantial capital on research and development in the foreseeable future in order to enhance our proprietary pharmaceutical portfolio, and to seek to acquire new potential products.  New technologies and/or pharmaceutical compounds in the field of AD, Mild Cognitive Impairment, related diseases associated with cognitive impairment, and prion related diseases by other entities could adversely affect the future marketability of our proprietary products.  Consequently, we will need to continue our funding of research and development of new technologies and pharmaceutical compounds in order to remain competitive.  In fiscal years 2001, 2002 and 2003, we spent $3,298,000, $2,610,000 and $4,627,000respectively, on sponsored and contract research and development activities associated with our technologies and pharmaceutical compounds.

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

          According to the most widely accepted theory concerning the cause of AD, there are two important events leading to the formation of beta-amyloid plaques.  The first event involves the abnormal processing of the beta-amyloid precursor protein (beta-APP).  In AD, beta-APP is sequentially cleaved into pieces by two enzymes, creating protein fragments, one of which is the beta-amyloid peptide.  The second key event is the conversion of beta-amyloid into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils).  These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain.  The beta-amyloid protein is a protein normally found in the brain that is over-produced in AD and is considered the toxic agent responsible for neuronal cell death.  There are a number of strategies for preventing the formation of these amyloid plaques:  (1) preventing the formation of beta-amyloid through the inhibition of the processing of its parent molecule, beta–APP, (2) inhibiting the enzymes that cleave the beta-APP, (3) removing beta-amyloid from the brain or preventing its aggregation into plaques, and (4) the disassembly of the existing amyloid plaques.

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

          The treatment of people with AD is a multi billion-dollar industry in the United States alone and constitutes an extremely large and continually expanding potential market with an unmet therapeutic need.  Currently there are four drugs that have been approved in the United States that provide at best marginal symptomatic relief for one aspect of AD, inhibition of acetylcholinesterase:  Cognex® (developed by Warner Lambert), Aricept® (Pfizer and Eisai), Exelon® (Novartis) and Reminyl® (Johnson & Johnson).  One of the Axonyx compounds, Phenserine, an acetylcholinesterase inhibitor, has shown in preclinical and clinical studies a therapeutic and safety profile potentially superior to Aricept®, the leading product currently on the market.  Unlike Aricept, Phenserine has demonstrated, in pre-clinical testing utilizing transgenic mice, the ability to inhibit the formation of beta-APP and to reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques.  In data from Phase II clinical trials, Phenserine showed that the incidence of adverse events in mild to moderate AD patients on their maintenance dose of Phenserine was generally less than Aricept (based on the FDA approved patient packaging insert for Aricept).  Axonyx’s butyrylcholinesterase inhibitor drug candidates attack the disease in other potentially effective ways, representing a potentially new platform technology for the treatment of AD.

          Given the complexity of the disease, and uncertainty concerning the specific mechanisms causing AD, it appears likely that a multi-drug approach to treating the disease will be utilized in the future.  We believe that safe and effective drugs could potentially be prescribed in order to attack the disease through a number of different mechanisms of action.

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

Phenserine: An Inhibitor of Acetylcholinesterase and Beta-Amyloid Precursor Protein (Beta-APP) Formation

          Our most advanced compound, Phenserine, is designed to selectively inhibit acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter.  Phenserine has been shown to be a potent and selective inhibitor of this enzyme in the rat brain and increases memory and learning over a wide therapeutic dosage range in aged rats without causing toxic side effects.  The compound readily enters the brain, has minimal activity in other organs outside the brain, and has a long duration of action.  In preclinical studies, Phenserine was shown to have a brain to blood ratio of 10:1.  Increasing the concentration of the active drug agent in the brain versus the rest of the body maximizes the effects of the drug while potentially reducing peripherally mediated side effects.

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

          In October 2001, we completed a Phase II proof-of-concept clinical trial with Phenserine utilizing AD patients.  This Phase II proof-of-concept trial was designed to determine the drug’s safety and possibly a trend toward efficacy in patients exhibiting mild to moderate AD.  The trial included 72 patients, with 48 patients receiving two daily doses of the drug and 24 patients received a placebo.  The safety results from the trial substantiated Phase I results indicating that the drug is safe and well tolerated.  There was a low incidence of side effects associated with the digestive tract, with 8.5% of patients receiving the drug reporting nausea and 2.1% reporting vomiting.  Dizziness, reported by 17% of the patients receiving the higher dose of the drug, was the side effect reported most often.  Although the trial was not of the duration necessary and did not include the number of patients required to detect statistically significant clinical improvement in efficacy, nevertheless certain memory tests showed statistically significant results while other tests showed a trend towards statistical significance.

          We initiated two related Phenserine clinical trials in June 2003.  The first is a randomized placebo-controlled double-blind Phase IIb trial that will evaluate the effects of two different dosages of Phenserine given for a six month period on the levels of the beta-amyloid precursor protein (beta-APP) and beta amyloid in the plasma and cerebrospinal fluid of 75 mild to moderate Alzheimer’s disease patients.  This Phase IIb trial is intended to substantiate in vitro and in vivo preclinical data that has consistently shown that Phenserine can reduce the levels of beta-APP and beta amyloid, and differentiate Phenserine from the acetylcholinesterase inhibitors currently on the market.  It is believed by many that one of the key underlying pathological processes in Alzheimer’s disease is associated with the amyloid cascade and inhibition of this process could potentially modify Alzheimer’s disease progression.  Patients in this trial will also undergo testing with the standard memory and cognition tests recommended by the United States FDA and European regulatory authorities.  This Phase IIb trial is underway at several facilities in Europe. We have contracted with JSW Research, an Austrian contracting research organization to undertake this trial.  Other CROs provide program management, program quality assurance and quality control service, manage and analyze the data associated with this clinical trial.

          Based on the encouraging Phase II clinical results, we determined that a Phase III clinical trial was warranted.  In preparation for Phase III clinical trials, we completed a number of pre-clinical tests on the final drug formulation of Phenserine, scaled up of production of the final formulation to meet NDA manufacturing and potential future commercialization requirements, advanced drug stability studies, and designed the protocol for the Phase III clinical trial. The clinical protocol was submitted to the European Regulatory Authorities and was included with U.S. FDA Annual Phenserine IND update. We have contracted with contracting research organizations to complete this work.  NOTOX Safety and Environmental Research B.V. of Holland has been awarded an approximately $1.25 million contract to conduct a pre-clinical carcinogenicity study, that began in October 2002, and is expected to be completed in the first quarter of 2005.  Other CROs conducted Phase I clinical bioavailability trials and shelf life testing on the final formulation of Phenserine.  During 2002, Rhodia Chirex, an active pharmaceutical ingredient (API) manufacturer, was engaged to develop and manufacture Phenserine drug product at scale.

          Following these preparations, the second trial was initiated in June 2003 and was designed to potentially be one of the pivotal Phase III trials for the NDA submission in the USA and its equivalent in Europe.  This randomized double-blind placebo-controlled trial is being conducted at multiple centers throughout Europe.  It examines the safety and efficacy of two dosages of Phenserine given for a six-month period in mild to moderate Alzheimer’s disease patients.  The ability of Phenserine to improve memory and cognition will be measured by the standard ADAS-cog and CIBIC-plus efficacy endpoints, which are recommended by the FDA as well as the ADCS-ADL to meet European regulatory requirements.  This Phase III trial will recruit up to 375 patients, and has been contracted to JSW Research, which is undertaking the running of this clinical trial for us, with other CROs providing the program management and program quality assurance and quality control service, and data management and analysis with regard to the clinical trial.

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

          Other Acetylcholinesterase Inhibitors

          We have assessed certain properties of our other potent inhibitors of acetylcholinesterase such as Tolserine, that may ultimately prove to have certain additional advantages for use in AD, and Thiatolserine, a compound that has characteristics that may be suitable for development as a transdermal agent, one that is absorbed through a patch placed on the skin. Within this drug class however, we will continue to focus our resources on Phenserine.

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

          Several of the butyrylcholinesterase inhibitor drug candidates in our drug portfolio, including Cymserine, Phenethylnorcymserine (PENC) and Bisnorcymserine, have been studied extensively in preclinical studies and have been found to have many of the characteristics desirable for use in AD.  Like Phenserine, these compounds have a dual mechanism of action in that, in addition to inhibiting the butyrylcholinesterase enzyme, they also inhibit the formation of beta-APP in cell culture, and in rats.  These preclinical findings indicate that these butyrylcholinesterase inhibitor compounds may have an important role in preventing the formation of amyloid plaques in AD, in addition to its inhibition of butyrylcholinesterase.  The compounds readily enter the brain, they have a long duration of action and are highly active in improving memory and learning in the aged rat.  If we have sufficient resources in the future, we may select one of these butyrylcholinesterase inhibitor compounds for further development based on the strength of their patent protection and the relative advantages of the compounds in preclinical studies.  Currently it appears that Bisnorcymserine has several advantages over the other compounds in preclinical results.  Bisnorcymserine appears to be the most potent butyrylcholinesterase inhibitors in our patent portfolio, has a 100-fold selectivity over acetylcholinesterase, behavoiral work shows it to improve memory in rodent models, and it reduces beta-APP in tissue cultures.  Bisnorcymserine has three potential uses:  (1) as an inhibitor of butyrylcholinesterase, (2) as an inhibitor of the production of beta-APP, thus inhibiting the formation of amyloid plaques, and (3) as an early diagnostic marker.  Using PENC, we have successfully developed a manufacturing process that could serve as a model for the scale up process to produce sufficient quantities of Bisnorcymserine for further preclinical studies.

          Posiphen

          On March 22, 2002, we filed a provisional patent application resulting from a collaboration between Gosse B. Bruinsma, M.D. of Axonyx and Dr. Nigel Greig of the NIH/NIA, on a co-inventorship basis, covering a method for treating patients with Alzheimer’s disease and other cognitive disorders with Posiphen, a potential pharmaceutical compound that is the positive isomer of Phenserine.  Posiphen, unlike Phenserine, is not an acetylcholinesterase inhibitor.  Posiphen’s mechanism of action results in decreases in the formation of the beta-amyloid precursor protein through RNA translational inhibition.  Axonyx owns this patent application jointly with the NIH\NIA.  Initial manufacturing activities of Posiphen have been initiated in order to support preclinical testing of Posiphen. This preclinical testing may potentially support future clinical trials in human subjects. Human studies will require approval from regulatory agencies in the U.S. and elsewhere.

D. Out-Licensed Technology

          We signed a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono) effective September 15, 2000.  Serono is a Swiss-based biotechnology company listed on the NYSE.  Under the License Agreement, we granted an exclusive, worldwide sublicense of our patent rights and know-how regarding the development and marketing of the Amyloid Inhibitory Peptide and the Prion Inhibitory Peptide technology, the licensed products, to ARS.  The License Agreement provides for the making of milestone payments upon the occurrence of certain events in the development of the Licensed Products and royalty payments upon the sale of products resulting from the licensed technology.  In addition, ARS paid us a nonrefundable and noncreditable up-front license fee in the amount of $1.5 million.  Under the License Agreement, ARS would pay us an aggregate amount of $14 million if the licensed product involved is a patented product covered by the sub-licensed patents and patent applications achieve health registration approval.  The amount of aggregate milestone payments through health registration approval would be $7 million if the licensed product involved was developed by Serono during the term of our Development Agreement with ARS.

          We recently learned that Serono is evaluating whether to continue further development of the licensed technologies.  Any decision to delay or terminate development would mean that our receipt of any milestone payments referred to above would in turn either be delayed or eliminated.  We are currently in discussions with Serono about the existing licensing arrangements and about possible alternative structures and collaborations that might be used to potentially exploit the licensed technology.  We cannot guarantee whether such discussions will result in mutually beneficial alternative structures and/or collaborations.

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

          The AIPs, also referred to as beta-sheet breaker peptides, have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain.  The beta-sheet breaker peptide is a molecule composed of naturally occurring amino acids, the building blocks of proteins, which is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that forms plaques.

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

          Under the terms of the agreement, preclinical development of compounds based on the AIPs is undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.  Scientists at Serono developed a formulation of the AIP compound which entered into a Phase I clinical trial in April 2003.

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

          Under the terms of our licensing agreement preclinical development of compounds based on the PIPs is being undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.

E. Competition

          We compete with many large and small pharmaceutical companies that are developing and/or marketing drug compounds similar to those being developed by us, especially in the area of acetylcholinesterase inhibitors.  Many large pharmaceutical companies and smaller biotechnology companies have well funded research departments concentrating on therapeutic approaches to AD.  We expect substantial competition from these companies as they develop different and/or novel approaches to the treatment of AD.  Some of these approaches may directly compete with the compounds that we are currently or are considering developing.

          In the intense competitive environment that is the pharmaceutical industry, those companies that complete clinical trials, obtain regulatory approval and commercialize their drug products first will enjoy competitive advantages.  We believe that the compounds covered by our patent rights have characteristics that may enable them, if fully developed, to have a market impact.

          A number of major pharmaceutical companies have programs to develop drugs for the treatment of Alzheimer’s disease.  Many of these drugs are acetylcholinesterase inhibitors.  Warner-Lambert (Cognex®), Eisai/Pfizer (Aricept®), Novartis (Exelon®) and, most recently, Johnson & Johnson (Reminyl®), have marketed compounds of this type in the United States.  Cognex® was effectively removed from the market in 1998 due to severe side effects and Aricept currently dominates the market with over $1 billion in U.S. sales in 2002.  Several other pharmaceutical companies have acetylcholinesterase inhibitors in human clinical trials. In addition, Forest Laboratories’ Namenda™ (memantine HCl) was recently approved in the USA for the treatment of moderate to severe AD as monotherapy or in combination with donepezil, a commonly prescribed acetylcholinesterase inhibitor. Memantine has a different mechanism of actin that is focused on the glutamate pathway and can potentially also be prescribed together with Phenserine.

          Two biotechnology companies have drugs in clinical trials that are based on a beta-amyloid approach to the treatment of AD.  In addition, two small biotechnology companies appear to be pursuing preclinical studies on the amyloid inhibitory peptide approach similar in scope and direction as that of our sub-licensee Serono.  Another company is developing ways to inhibit plaque deposition by interfering with the transporter molecules that carry beta-amyloid from the cell membrane, where it is produced from APP, to the cell exterior where the amyloid plaques are formed.  Several pharmaceutical companies are working on compounds designed to block the secretase enzymes involved in beta-APP processing.  Elan Pharmaceuticals, the California based subsidiary of the Elan Corporation of Dublin, Ireland, continues to research and development work on a vaccine designed to cause the immune system to mount antibodies against the amyloid proteins that make up amyloid plaques.  This vaccine showed efficacy in genetically altered mice but Phase II human clinical trials were suspended by Elan due to the incidence of side effects in some patients.

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

          Preclinical testing is conducted on animals in the laboratory to evaluate the potential efficacy and the safety of a potential pharmaceutical product.  The results of these studies are submitted to the FDA as a part of an Investigational New Drug (IND) application, which must be approved before clinical testing in humans can begin in the USA.  Typically, the clinical evaluation process involves three phases.  In Phase I, clinical trials are conducted with a small number of healthy human subjects to determine the early safety profile, the pattern of drug distribution and metabolism.  In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary evidence of efficacy, the optimal dosages, and more extensive evidence of safety.  In Phase III, large scale, statistically-driven multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA.

          The FDA requires that all pre-clinical and clinical testing, as well as manufacturing of drug product, meet certain Good Practices guidelines, including Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  These guidelines are designed to ensure formal training, standard operating procedures, independent performance checks and measures, the accuracy, consistency, validity and completeness of the particular activity.  In our case, Contract Research Organizations, or CROs, and academic or other sponsored research laboratories that we utilize for our pre-clinical and clinical research, as well as active pharmaceutical ingredient (API) manufacturing of pure drug product, must comply with these guidelines.  Our contracted manufacturers, sponsored research labs and CROs undertake to adhere to Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  We select only CROs that have a record of adherence to those standards and have internal quality assurance and control functions in place to ensure such adherence.  However, no assurance can be given that these CROs will in fact completely adhere to the relevant standards in their work for us.

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

          In October 2001, we completed a Phase II proof of concept human clinical trial with Phenserine utilizing AD patients at five sites in the United States.  The only drug for which we have filed an IND is Phenserine.  Our butyrylcholinesterase inhibitor program is in preclinical development.  The AIP product development is under the direction of Serono, through our arrangements with their subsidiary ARS, and they began Phase I human testing in 2003.

G. Strategic Alliances

New York University

          On April 1, 1997 we entered into a Research and License Agreement with New York University pursuant to which NYU granted us an exclusive worldwide license to certain patent applications covering AIPs, PIPs and related technology, and any inventions that arose out of the research project funded by us.  Aggregate milestone payments under the agreement total $525,000, with $175,000 payable once for each of one Alzheimer’s disease treatment product, one prion treatment product and one neuro-imaging product.  We must pay minimum annual royalty payments to NYU in the amount of $150,000 per year beginning in 2004, through the expiration or termination of the agreement.  We also undertook to comply with a development plan annexed to the agreement, that contains deadlines by which we or our sublicensee is to achieve certain development milestones, including commencing clinical trials, for an AIP and PIP compound.

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

          Under the license agreement, we agreed to pay royalties to CURE, LLC of up to 3% of the first $100 million and 1% thereafter of net product sales of, and sub-licensed royalties on, products developed from the patented technologies. We also agreed to pay an upfront fee in the amount of $25,000, milestone payments aggregating $600,000 when certain clinical and regulatory milestones are reached, and patent filing and prosecution costs.  We have been paying minimum annual royalty payments of $10,000 since January 31, 2000, which will increase to $25,000 per year on commencement of sales of the product until the expiration or termination of the agreement.  Any royalty payments made to CURE shall be credited against the minimum payments.  Four patents have been issued in the United States.

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

          In conjunction with our Development Agreement with a subsidiary of Serono, Serono entered into an employment agreement with Dr. Claudio Soto, one of the lead scientists involved in the research on the AIPs and PIPs, who performed professional services for us from February 1999 after his departure from New York University School of Medicine in December 1998 until May 1999.  Dr. Soto left the employ of Serono in 2003 and is currently a professor of neurology and Director of the Protein Misfolding Disorders Laboratory at the University of Texas Medical Branch in Galveston, Texas. Dr. Soto is assisting us in our discussions with Serono about potential future collaborations, as described below.

          We recently learned that Serono is evaluating whether to continue further development of the licensed technologies.  Any decision to delay or terminate development would mean that our receipt of any milestone payments referred to above would in turn either be delayed or eliminated.  We are currently in discussions with Serono about the existing licensing arrangements and about possible alternative structures and collaborations that might be used to potentially exploit the licensed technology.  We cannot guarantee whether such discussions will result in mutually beneficial alternative structures and/or collaborations.

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

          The Research Agreement funds a research project concerning further development of the assay method under the guidance of the supervisor, Dr. Small, for a three year period commencing October 1, 2002 and expiring on October 1, 2005, for Australian $90,000 per year.  Dr. Small assigned all rights, title and interest in the intellectual property arising from the research project in return for revenue sharing of future sales of net sales of products arising from the research project intellectual property.  Dr. Small retained rights to all intellectual property that was the property of, claimed by, or licensed to Dr. Small prior to the effective date of the Research Agreement, or which is developed by or on behalf of Dr. Small independently of the research project during the term of the Research Agreement or of the Consulting Agreement.  We granted to Dr. Small a non-exclusive, personal, non-sublicensable, non-transferable, royalty-free, worldwide, perpetual and irrevocable license to use for his own research and educational purposes the research project intellectual property.  Dr. Small granted us a royalty-free, perpetual, irrevocable, non-exclusive right to the intellectual property he retains rights to the extent that it is necessary to carry out the research project or exploit the results of the research project.  We have the right to terminate without cause the Research Agreement upon 90 days notice prior to the end of each anniversary of the effective date, September 1, 2002.  We may also immediately terminate the agreement without cause if, in our reasonable discretion, we determine that any intellectual property being developed under the agreement infringes another party’s rights.  Either party may terminate the Research Agreement upon cause upon 30 days notice if the cause is not cured.

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

          On October 1, 2002, a three-year research project funded by us pursuant to a Sponsored Research Agreement with the University of Melbourne (Australia) terminated.  Under the agreement, we funded a research project at the University of Melbourne to develop a diagnostic test for Alzheimer’s Disease.  On October 11, 2002 we notified the University of Melbourne that we did not intend to exercise the option to acquire an exclusive worldwide license to three patent applications resulting from the research project.  Consequently, we are no longer paying the expenses and fees associated with the filing and prosecution of these patent applications covering the intellectual property resulting from the research project.  We do not claim any intellectual property generated during the research project.  The parties remain subject to certain provisions of the Sponsored Research Agreement involving payment of taxes, non-disclosure and handling of confidential information, rights to intellectual property generated during the research project, and limitation of liability and indemnity.

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

H. Marketing and Sales

          We do not intend to directly manufacture or market any products we may develop.  We intend to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture and/or market our products, if any, through their well developed distribution networks.  We may license some or all of our worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of our products, if any.

I. Patents, Trademarks, and Copyrights

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

          We have ownership rights, pursuant to assignment by the inventors, to a provisional patent application filed July 1, 2002 entitled “Assay Method”.  This patent application was assigned to us pursuant to an Intellectual Property Agreement signed in September 2002.  The assay method involves a process for screening potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid.  We are funding research related to this patent application at the laboratory of Dr. David Small at the Monash University in Australia.

          In addition, we also have sole ownership of a pending provisional application in the United States relating to peptide mimetics that inhibit formation of amyloid or amyloid-like deposits.  We have sublicensed these patent rights to ARS, a subsidiary of Serono.

          We have not filed for any copyright or trademark protection to date.

J. Employees

          We currently have five full time employees, two of whom are in administration/management, two of whom are involved in both management and research and development and one of whom is involved in management..  See Item 10. Executive Compensation for information on Axonyx’s employment arrangements with certain of its officers and directors.

Item 2. Properties.

          During 2003, our operations were conducted from our offices in New York, New York, Seattle, Washington, and Stevenson, Washington.  On January 2, 2004, following the resignation of Mr Michael Espey, the offices in Seattle were closed. On February 1, 2003 we leased approximately 800 square feet of office space in New York on a three month renewable basis at a rental rate of $3,500 per month.  We leased 144 square feet of office space in Seattle on a three month renewable basis at a rental rate of $900 per month.  This lease terminated in February 2004 and was not renewed. Up until October 2002, we rented 1,000 square feet of office space in Stevenson, Washington on a month to month basis at a rental rate of $2,500 per month.  Up until December 2002, we rented 900 square feet of office space in Wilton, Connecticut on a month to month basis at a rental rate of $1,250 per month.

          Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc., rents 650 square feet of office space in Leiden, The Netherlands, on a month to month basis at a rental rate of Euro 550 per month.

Item 3. Legal Proceedings.

          We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

Item 4. Submission of Matters to a Vote of Security Holders

          Axonyx did not submit any matters to a vote of its stockholders in the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

          Our common stock is traded on the Nasdaq SmallCap Market under the symbol “AXYX”.  The following table sets forth the high and low bid quotations for our common stock for the period between January 1, 2001 and March22, 2004.  These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

Period	High	Low

2002
Quarter ended 3/31/02	$3.70	$2.45
Quarter ended 6/30/02	$4.53	$2.11
Quarter ended 9/30/02	$2.43	$0.50
Quarter ended 12/31/02	$1.10	$0.45
2003
Quarter ended 3/31/03	$1.28	$0.55
Quarter ended 6/30/03	$4.18	$0.90
Quarter ended 9/30/03	$5.40	$1.96
Quarter ended 12/31/03	$5.37	$3.44
2004
Period beginning 1/1/04 and ending 3/22/04	$7.84	$4.68

          The transfer agent of Axonyx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

          As of March 22, 2004 there were approximately 450 holders of record of Axonyx’s common stock, of which 47,983,989 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

          On January 8, 2004, the Company entered into definitive agreements with new and existing institutional investors relating to a private placement of $50 million of securities through the sale of 9,650,183 shares of common stock at $5.15 per share.  These agreements also involve the acquisition by the investor group of five-year warrants to purchase an additional 2,412,546 shares of the Company’s stock at an exercise price of $7.25 per share.  The Company filed a registration statement with the SEC for the resale of common stock, which was declared effective by the SEC on February 12, 2004.

          Rodman & Renshaw Inc. was the lead placement agent for this transaction.   Punk Ziegel & Co. acted as the financial advisor and a placement agent to Axonyx.

          Axonyx plans to use the net proceeds of this financing transaction to support and expand the Company’s research and development activities.

          On September 12, 2003, the Company entered into definitive agreements with new and existing institutional investors relating to a private placement of $25 million of securities through the sale of 7,476,636 shares of common stock at $3.25 per share.  These agreements also involved the acquisition by the investor group of five-year warrants to purchase an additional 5,607,471 shares of the Company’s stock at an exercise price of $3.50 per share.  The Company’s registration statement for the resale of common stock was declared effective on November 3, 2003.

          On June 12, 2003, the Company announced that it raised $2.9 million through the exercise of outstanding warrants and the private placement of shares of the Company’s common stock.

          The Company offered holders of warrants convertible at $3.91 per share and due to expire in December 2003, a one-time opportunity to exercise these warrants at $2.50 per share under the proviso that the investors relinquish their cashless exercise provision and complete the transaction in a timely manner.  For each warrant exercised, the investors were also issued one-half of a new two-year warrant exercisable at $5.00 per share and callable by the Company if Axonyx’s common stock trades above $8.00 per share for a pre-defined period.  Axonyx received gross proceeds of approximately $2.3 million and issued 919,130 shares of common stock upon the exercise of warrants.  In addition, the Company issued new warrants to purchase 459,565 shares of common stock to those holders who exercised warrants.

          The Company also raised $575,000 through the sale of 230,000 shares of the Company’s common stock in a private placement.  Axonyx has entered into subscription agreements for the sale of the shares with four European accredited investors.  The new warrants and shares carry piggyback registration rights.

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

Item 6. Selected Financial Data.

	Years Ended December 31, (Dollars in thousands, except per share data)

	2003	2002	2001	2000	1999

Statement of Operations Data:
Total Revenues	$1,000	$0	$0	$1,605	$146
Research and development expenses	5,821	3,852	5,153	3,516	3,277
General and administrative expenses	3,459	2,505	3,277	3,482	1,929
Loss before interest and foreign exchange	(8,280)	(6,357)	(8,430)	(5,393)	(5,060)

Net Loss	(8,106)	(6,256)	(8,144)	(4,870)	(5,002)

Net Loss per share	(.30)	(.36)	(.53)	(.33)	(.39)

Weighted average shares outstanding (in thousands)	27,207	17,265	15,423	14,716	12,668

	December 31, (Dollars in thousands)

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash, cash equivalents and securities	$28,780	4,474	$9,115	$10,363	$5,409
Total assets	28,815	7,984	9,211	10,457	5,744
Accumulated deficit	(33,728)	(25,622)	(19,366)	(11,222)	(6,352)
Total stockholders equity	26,651	6,679	8,191	9,683	5,287

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-18 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT.  ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO AXONYX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS.  THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

          Our current business strategy is to concentrate our financial resources primarily on the further clinical development of Phenserine, an inhibitor of acetylcholinesterase, that is our lead drug candidate for the treatment of AD.  We have initiated  a Phase IIb clinical trial that will evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients.  We are also  undertaking a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine.

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

          Our current plan of operation for the next 12 months primarily involves research and development activities, including clinical trials, concerning Phenserine.  We anticipate initiating an additional two Phase III clinical trials as well as a considerable amount of additional development activities in the area of toxicology, metabolism, bioassays and manufacturing.

          We are also funding a two year research program at the laboratory of Dr. David Small at  Monash University in Australia concerning an assay method that is designed to screen potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid.  This project is anticipated to cost approximately $75,000 in 2003.

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

B. Results of Operations.

Year ended December 31, 2003 Compared with the Year ended December 31, 2002

          For the year ended December 31, 2003 we had revenue of $1,000,000 compared to no revenue for the year ended December 31, 2002.  In April 2003 Axonyx received a milestone payment of $1,000,000 from ARS, a subsidiary of Serono International SA under the terms of a license agreement for beta sheet breaker technology that was signed in September 2000.  The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta sheet breaker peptide for the potential treatment of Alzheimer’s disease.

          For the year ended December 31, 2003 we incurred a net loss of $8,106,000 compared to net loss of $6,256,000 for the year December 31, 2002.

          For the year ended December 31, 2003 we incurred research and development costs of $5,821,000 compared to $3,852,000 for the year ended December 31, 2002. The increase in 2003 research and development expenses compared with 2002 is primarily due to the initiation of our Phase II beta amyloid trial and our Phase III pivotal cognition trial, both of which commenced in mid-2003.

          Our research and development costs incurred in the 12 months ended December 31, 2003 and 2002 consist primarily of development costs for Phenserine, our lead compound for the treatment of Alzheimer’s disease.

          In 2003 we had costs of $2,554,000 for Phenserine clinical trials compared with $117,000 in 2002. The increased amounts for 2003 were due to the initiation, in June 2003, of a Phase IIB beta-amyloid trial involving 75 patients and a pivotal Phase III cognition trial of involving 375 patients. Both of these trials are being conducted in Europe. Chemical manufacturing and control costs for 2003 were $244,000 compared to $1,005,000 in 2002.  The decrease is because much of the drug supply needed for the trials had been manufactured in 2002. The costs of various preclinical studies involving toxicology, carcinogenicity, absorption, distribution, metabolism and excretion (ADME) aggregate $967,000 compared to $1,260,000 in 2002.  Preclinical development costs for Posiphen were $67,000 in 2003 compared to $0 in 2002.  Posiphen is the positive isomer of Phenserine and may exhibit the same mechanism of action as Phenserine without the related side effects. Preclinical studies on Posiphen commenced in late 2003 and will be expanded in 2004.

          Costs of various scientific consultants hired to oversee and monitor the Phenserine clinical development process amounted to $225,000 in 2003.  These consultants were new in 2003. In 2002, the Company used its own scientific personnel whose salary costs for 2002 amounted to $532,000. Our insurance costs for clinical trials in 2003 increased to $172,000 from $56,000 in 2002, due to the fact that extensive human trials are being conducted.

          Total General & Administrative expenses allocated to Research & Development in 2003 amounted to $743,000 compared to $340,000 in 2002.  The increase is due to executive bonuses awarded in 2003 and increased travel in necessitated by the two clinical trials programs ongoing in Europe.

          For the year ended December 31, 2003 we incurred General & Administrative costs of $3,459,000 compared to $2,505,000 for the year ended December 31, 2002.  The increase for year 2003 of $954,000 was due primarily to non-cash stock option charges for consultants of $806,000 compared $100,000 in 2002 and total investor relations costs were $470,000 compared to $204,000 in 2002. These increases were offset by total professional fees of $833,000 for 2003 compared to $1,112,000 in 2002 and total rent costs for the Company of $83,000 in 2003 compared to $197,000 in 2002.  The rent reduction was due to the company relocating its New York headquarters to less expensive space in March 2003.

          Filing fees increased to $127,000 in 2003 from $26,000 in 2002, due mainly to increased shares issued in connection with several financings.

          General and Administrative salaries increased  $317,000 in 2003 over 2002 primarily due to executive and staff bonuses and the addition of a Chief Financial Officer in 2003.  No bonuses were paid in 2002.

          Interest income for the year ended December 31, 2003 was $137,000 compared to $101,000 for the year ended December 31, 2002.  The increase in interest income is attributable to an increase in short term investment balances during the year offset by a decline in short term interest rates in the financial markets.

          For the ended December 31, 2003 the gain on foreign exchange was $37,000 compared to no gain or loss on foreign exchange for the year ended December 31, 2002.  The gain resulted from Euros purchased and utilized to meet vendor payments denominated in Euros.

          The Company incurs expenses in Euro currency, as currently the Phenserine clinical trials are being conducted in Europe.  Additionally, the Company’s European office in the Netherlands is funded from the U.S.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

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

          Out of these development projects, we are currently pursuing only the Phenserine and Posiphen development programs in order to make the best use of our resources.  There are many risks and uncertainties involved with completing our Phenserine development program.  We will have to raise additional funds to finance the completion of this development project. Foreign regulatory authorities may suspend or terminate clinical trials at any time or we may do so if they or we believe the trial participants face unacceptable health risks or that Phenserine unexpectedly proves to be unsafe or ineffective.  No contracts have been signed for undertaking the currently planned Phase III clinical trials and thus potential costs and the completion timeline for the development of Phenserine through submission of a NDA for regulatory approval in the U.S., which will involve further clinical testing at sites in the U.S., cannot currently be estimated.

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

C. Liquidity and Capital Resources.

          As of December 31, 2003, we had $28,780,000 in cash and cash equivalents, and $26,616,000 in working capital.  On January 8, 2004 the Company announced a private placement of $50,000,000 of securities through the sale of 9,650,183 shares of common stock. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

          Net cash used in operating activities for the year ended December 31, 2003 was $6,431,000 resulting from a net loss of $8,106,000, offset in part by an increase in accounts payable and accrued expenses of $425,000, a decrease in other assets of $47,000, stock and option based compensation to consultants of $1,187,000 and depreciation expense of $16,000.

          Net cash from financing activities for the year ended December 31, 2003 was $32,193,000.  In January we received $4,868,000 from a private placement of shares of common stock and warrants that closed on December 31, 2002 with the cash receipts portion of this transaction settling in 2003.  Expenses of $458,000 relating to this placement were paid in the prior year.  In June 2003 we received net proceeds of $575,000 in connection with a private placement of common stock.  In September 2003, we received net proceeds of $23,438,000 from a private placement of common stock and warrants. During 2003, we received proceeds of $3,312,000 from the exercise of warrants and stock options.

          We currently have contracts with JSW Research of Austria, to undertake the ongoing Phenserine Phase IIb and Phase III clinical trials.   We also have contracts with other CROs to provide services relating to Phenserine research and development activities including completing pre-clinical tests on the final drug formulation of Phenserine, undertaking carcinogenicity studies, bio-assays of blood plasma samples, and finalizing drug stability studies. We are currently finalizing a contract with a large CRO to conduct a second pivotal cognition Phase III trial for Phenserine. This contract is expected to be in the range of $20 million, depending upon the number of patients to be included in the trial. It is expected to commence mid 2004 and run for 18 to 24 months. Finally, under our Research Agreement we are funding a two year research program at the laboratory of Dr. David Small at Monash University in Australia concerning an assay method that is designed to screen potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid.  This project is anticipated to cost approximately $75,000 in 2003, and an additional $75,000 in 2004.  Under our Research and License Agreement with New York University, we must pay minimum annual royalty payments of $150,000 per year beginning in 2004 through the expiration or termination of that agreement.  Our current real estate leases are all on a short-term basis.

          The table below sets out our current contractual obligations. However, the nature of these contracts with various preclinical and clinical research organizations is such that work may have to be stopped with very short notice and we will then only be obligated to pay costs incurred to date.

Vendor	Total Contract	Total Paid through 12/31/03	Total Remaining Contract Liability	2004	2005	2006

DataMagik	$830,000	$90,000	$740,000	$400,000	$340,000
JSW	6,600,000	1,790,000	4,810,000	3,880,000	930,000
Notox	1,250,000	900,000	350,000	230,000	120,000
NYU University	1,711,000	1,261,000	450,000	150,000	150,000	$150,000
Patheon	180,000	100,000	80,000	60,000	20,000
Monash University	150,000	75,000	75,000	75,000

Total	$10,721,000	$4,216,000	$6,505,000	$4,795,000	$1,560,000	$150,000

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	through future private placement financing or other equity financings..

          We believe that we have sufficient capital resources to finance our plan of operation for at least the next twenty-four months.  However, this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual contract costs of undertaking the Phenserine Phase III clinical trials, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

          We are periodically seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We may need to raise additional capital or generate additional revenue to complete the Phase III clinical trial if the FDA requires us to enroll more patients or to conduct one or more additional pivotal Phase III clinical trials.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the 24 month period ending March 31, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

          Revenue recognition:  We defer recognition of revenue from fees received in advance unless they represent the culmination of a separate earnings process.  Such deferred fees are recognized as revenue over the term of the arrangement as they are earned, in accordance with the agreement.  License fees represent the culmination of a separate earnings process if they are sold separately without obligating us to perform research and development activities or other services.  Right to license fees are recognized over the term of the arrangement.  Nonrefundable, non-creditable license fees that represent the culmination of a separate earnings process are recognized upon execution of the license agreement.  Revenue from the achievement of milestone events stipulated in the agreements will be recognized when the milestone is achieved.  Royalties will be recognized as revenue when the amounts earned become fixed and determinable.

          Research, development costs:  Research and development costs are expensed as incurred.

          Stock-based compensation:  We account for stock-based employee compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123.  We follow the fair value based method of accounting for awards to non-employees.

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

          We have a limited operating history upon which investors may base an evaluation of our likely future performance.  Since we began operations in 1997 we have been engaged in developing our research programs, recruiting outside directors, employees and key consultants, and consummating patent licensing agreements.  To date, we have not had any in-house laboratory facilities in which to conduct any research and will not have any operational laboratories of our own in the near future.  We have had only limited revenue from license fees in the amount of $2.75 million to date.  As of December 31, 2003, we had an accumulated deficit of $33,728,000 and our operating losses are continuing.

We have no products available for sale and we may never be successful in developing products suitable for commercialization.

          With the exception of Phenserine all of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances.  None of our drug candidates have been approved by regulatory authorities.  We have no products available for sale and we do not expect to have any products commercially available for several years, if at all.  There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

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

          We cannot assure you that our sponsored research will lead to the successful development of any therapeutic agents.  If any potential products are identified, they will require significant additional research, development, preclinical and clinical testing, regulatory approval and substantial additional investment prior to commercialization.  Any potential products we identify may not be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, or be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

Our product candidates may not successfully complete clinical trials required for commercialization, and as a result our business may never achieve profitability.

          To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is both safe and effective for the human population that it was intended to treat.  The clinical trial process is complex and the regulatory environment varies widely from country to country.  Positive results from preclinical testing and early clinical trials do not ensure positive results in the pivotal human clinical trials.  Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials.  The results from our trials, including our current Phase IIB or Phase III Phenserine trials, may show that our drug candidates produce undesirable side effects in humans or that our drug candidates are not safe or effective.  Such results could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate.  Moreover, we, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks or that our drug candidates are not safe or effective.  Clinical trials are lengthy and expensive.  They require adequate supplies of drug substance and sufficient patient enrollment.  Patient enrollment is a function of many factors, including:

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

          We expect to incur substantial operating losses for at least the next several years.  We currently have limited sources of revenue other than interest income, and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  Other than interest income, the only revenue that we have realized to date has been fees totaling $2.75 million paid by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., under the terms of the Development Agreement and Right to License and the subsequent License Agreement.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

          Under our Research and License Agreement with New York University, as amended, we are obligated to meet certain deadlines for the pre-clinical and clinical development of the licensed AIP and PIP technology, payment of royalties, and filing, maintenance and prosecution of the covered patent rights.  Rights to conduct the ongoing drug development of the AIP and PIP technology covered by the NYU agreement are held by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., under the terms of our License Agreement with them.  NYU can terminate the Research and License Agreement for cause:  (a) if we do not cure within 60 days of notice of a material breach or default in the performance or observance of any of the provisions of the agreement or (b) if we fail to pay any amounts due under the agreement, within 30 days after receiving notice from NYU specifying such breach or default, or automatically and (c) immediately without further action, if we discontinue our business or become insolvent or bankrupt.

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

          We have not invested in manufacturing, marketing or product sales resources.  We cannot assure you that we will be able to acquire such resources.  It is likely that we will also need to hire additional personnel skilled in the clinical testing and regulatory compliance process if we develop additional product candidates with commercial potential.  We have no history of manufacturing or marketing.  We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies.  We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms.  To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.  We do not currently have the capability to conduct clinical testing in-house and do not currently have plans to develop such a capability.  We out-source our clinical testing to contract research organizations.  We currently have one employee and certain other outside consultants who oversee the contract research organizations involved in clinical testing of our compounds.  We cannot assure you that our limited oversight of the contract research organizations will suffice to avoid significant problems with the protocols and conduct of the clinical trials.

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

          We have contracted with or are currently negotiating contracts with several CROs to perform services concerning certain pre-clinical and clinical testing of Phenserine.  For example, our subsidiary, Axonyx Europe has contracted with NOTOX Safety and Environmental Research B.V. of Holland to conduct a pre-clinical carcinogenicity study.  Other CROs provide or will provide other services, including conducting a Phase I bioavailability clinical trial, a shelf life testing on the final formulation of Phenserine.  We have contracted with JSW Research in Austria to undertake the running of our Phase IIb beta-amyloid clinical trial for Phenserine, as well as undertaking the running of the potentially pivotal Phase III clinical trial for Phenserine.  Other CROs will provide the program management, program quality assurance and quality control service, and data management and analysis for both clinical trials.  In the event that any of these CROs fails to perform the services that they have been contracted to perform such failure would likely cause delay in the completion of the relevant drug development program and additional expense incurred in the process of replacing the CRO.  Replacement of NOTOX would likely cause a delay in any future NDA submission for Phenserine and it is likely that switching to another vendor would involve paying higher contract costs.  Given that we currently have only one person in house and certain outside consultants who will be primarily responsible for overseeing the conduct of the contract research organizations, we cannot assure you that any failure on the part of those CROs will be detected on a timely basis.  We have, in the past, engaged Rhodia Chirex, an API or active pharmaceutical ingredient manufacturer, to develop and manufacture Phenserine drug product.  While the rights to the proprietary manufacturing processes have been assigned to us and are covered by a patent application, transferring to another manufacturer would create delays in our drug development of Phenserine and would involve higher costs.

If we need additional funds, and if we are unable to raise them, we will have to curtail or cease operations.

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

          We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Although since September 2003, we have raised approximately $75 million through financings and an additional $5 million through the cash exercise of various warrants to purchase our common stock, we expect that additional financings will be required in the future to fund our operations.  We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings (which may include the issuance of warrants issued in connection with such financings) could substantially dilute our stockholders.  If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements on terms that are not favorable to us i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable.

We are dependent on executive officers and non-employee scientific personnel, most of whom do not have employment contracts.

          Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel.  The loss of our Chief Executive Officer and Chairman, Marvin S. Hausman, M.D. and/or Gosse B. Bruinsma, M.D., our President and Chief Operating Officer, and/or S. Colin Neill, our Chief Financial Officer and Treasurer, would be detrimental to us.  We do not currently have employment agreements with our officers, except Gosse B. Bruinsma, M.D.  We do not have employment agreements with key scientific personnel who are doing research at the National Institute of Aging related, in some cases, to pharmaceutical compounds licensed via a sublicense to Axonyx, and have no assurance that such personnel will continue to be involved with such research.  We do not carry key man insurance on any of our personnel.

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

          Most of our Scientific Advisors and our other scientific consultants are employed by academic and research institutions, or are self-employed.  For this reason, our advisors and consultants will be able to devote only a portion of their time to us depending on their own priorities.  In addition, it is possible, in certain circumstances, that inventions or processes discovered by them will not become the property of our company but will be the property of their full-time employers.

Our business could be harmed if we fail to protect our intellectual property.

          We have licensed rights to certain patented and patent pending proprietary technology from NYU and CURE, LLC to which we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed technology.  Because of the substantial length of time, effort and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes.  We have interests in eight patents issued in the United States.  We obtained patent rights in six of those patents from our licensors at New York University and CURE, LLC.  We sublicensed the rights to two of those six patents to by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A.  We have also filed two patent applications, one in conjunction with the NIH and two co-inventor scientists, that have become issued patents in the United States.  In addition to the eight issued patents, we have filed four patent applications in the United States.  We have co-ownership patent rights to two of these patent applications.  We have ownership rights to one of the patent applications pursuant to assignment by the inventors and we have sublicensed the fourth patent application to ARS.  We are obligated to pay the filing, prosecution and maintenance expenses with regard to all of these patents and patent applications.  We and our licensors have filed patent applications in other countries, and we may seek additional patents in the future.  Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.  We may not develop or obtain rights to products or processes that are patentable.  Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed.  In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.  Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

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

          In the United States, the first to invent a technology is entitled to patent protection on that technology.  For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application.  In many foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology.  Under the patent laws of most countries, a product can be found to infringe a third party patent if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method.

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

          Under our license agreements with New York University, CURE LLC, ARS, a subsidiary of Serono, and Dr. David Small and co-inventors, we have the right to pursue any actions against third parties for infringement of the patent rights covered by those agreements.  Under those arrangements we are obligated to share any recovery over and above that required for reimbursement of our costs and expenses in bringing the infringement action with our licensors, or in the case of ARS, with our licensee, if ARS joins the suit.  Under one of those arrangements, our failure to affect the discontinuance of any infringement after a certain period of time can reduce our royalty income.  Under our License Agreement with ARS, if, after the expiration of 90 days of notice of any third party infringement by one party to the other, and we have not obtained discontinuance of such infringement or brought suit against the third party infringer, then the royalty in effect in such country shall be reduced by fifty percent.  Such reduced royalty rate shall continue until such infringement ceases.

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

Despite the use of confidentiality agreements and/or proprietary rights agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

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

          There are significant risks regarding the patent rights surrounding Bisnorcymserine and Phenethylnorcymserine (PENC), two of our potential butyrylcholinesterase inhibitor drug candidates, and for Posiphen, a potential pharmaceutical compound for the treatment of Alzheimer’s Disease that is the positive isomer of Phenserine.  Because we do not own the patent rights exclusively, any future decisions to commercialize PENC or Bisnorcymserine, may be adversely impacted due to patent rights held by third parties with whom we do not currently have licensing agreements concerning the patent application covering those drug candidates.  In addition, even if our patent rights are not adversely impacted, we may still attempt to obtain licenses from the third party patent holders to reduce or eliminate the risks relating to our development and commercialization efforts.  Such licenses may not be available on acceptable terms or at all and may impair our ability to commercialize PENC, Bisnorcymserine, or Posiphen.  A decision not to commercialize these drug candidates could adversely affect our business.

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

We are significantly controlled by our management.

          Our executive officers comprise two of the five members of our Board of Directors.  As a result, our management has the ability to exercise influence over significant matters.  This high level of influence may have a significant effect in delaying, deferring or preventing a change of control of our company.

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

          There are many companies, both public and private, including well-known pharmaceutical companies, engaged in developing synthetic pharmaceutical and biotechnological products for human therapeutic applications in the Alzheimer’s disease area.  Our major competitors are currently the pharmaceutical companies that are marketing the acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease.  The market for such is dominated primarily by Pfizer with its drug Aricept.  The other significant drugs are Exelon marketed by Novartis and Reminyl marketed by Jansen Pharmaceuticals.  These are large pharmaceutical companies with far ranging capabilities to market their drugs and to develop follow on drug products.  Although our major potential drug Phenserine is currently in Phase III clinical trials, there can be no guarantees that we will obtain regulatory approval for Phenserine and such approval, even if obtained, may be years away.  In addition we do not have the capability or the resources of marketing a drug and will have to enter into a collaborative relationship with a larger pharmaceutical company in order to market Phenserine.  As Phenserine is also an acetylcholinesterase inhibitor, like the currently marketed drugs, unless the data from future Phenserine clinical trials reflects the general lack of adverse side effects found in previous clinical trials and the unique mechanism of action involving the inhibition of the beta-amyloid precursor protein found in pre-clinical studies, it will be difficult to distinguish Phenserine from the currently market drugs and gain market share.

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

          The FDA and comparable agencies in foreign countries impose rigorous safety and efficacy requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures and other costly and time-consuming procedures.  Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the pharmaceutical compounds.  All but two of our drug product candidates are currently in various stages of pre-clinical development and consequently significant regulatory hurdles remain before any application for regulatory approval can be submitted.  Only two of our drug product candidates have been tested in human clinical trials.  We cannot assure you that the drug candidates currently in preclinical development will elicit similar results in human testing to the results in animal testing.  We cannot predict with any certainty when we may submit product candidates for FDA or other regulatory approval.

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

We are subject to extensive government regulation and may fail to receive regulatory approval that could prevent or delay the commercialization of our products, if any.

          Any approval of our drug candidates may be contingent on post-marketing studies or other conditions and the approval of any of our drug candidates may limit the indicated uses of the drug candidate.  Further, even if our drug candidates receive regulatory approval, we may still face difficulties in entering into collaborative arrangements for the marketing and manufacturing of those drug candidates.  A marketed product, its manufacturer and the manufacturer’s facilities are subject to continual review and periodic inspections.  The FDA requires that all pre-clinical and clinical testing, as well as manufacturing of drug product, meet certain criteria commonly referred to in our industry as Good Practices guidelines, including Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  In our case, contract research organizations and academic or other sponsored research laboratories that we utilize for our pre-clinical and clinical research, as well as API manufacturing of drug product, must comply with these guidelines.  Our contracted manufacturers, sponsored research labs and contract research organizations undertake to adhere to Good Manufacturing Processes, Good Laboratory Practices and Good Clinical Practices.  In addition, such guidelines and practices may change, and our compliance such changes may have an adverse effect on our business.

          The discovery of non-compliance with regulatory requirements with respect to a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.  The failure to comply with applicable regulatory requirements can, among other things, result in any or all of the following:

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

          The testing and marketing of drug products entail an inherent risk of product liability.  If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators.  We currently carry clinical trial insurance but do not carry product liability insurance.  We currently maintain clinical trial insurance in the amount of $5,000,000.  When we decide that product liability insurance is necessary, we may not be able to obtain product liability insurance at a reasonable cost, if at all.  While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claims arise.

Other Risks

We do not pay cash dividends.

          We have never paid dividends and do not presently intend to pay any dividends in the foreseeable future.

Sales of our common stock may cause our stock price to decline.

          The sale of our shares by our selling security holders from time to time, or even the potential of such sale, may have an adverse effect on the price of our common stock. The sales of our shares in the future may also have an adverse effect on the price of our common stock.  There are currently approximately 13.4 million shares of our common stock outstanding that are “restricted securities” as that term is defined by Rule 144 under the Securities Act of 1933.  Such shares will be eligible for public sale only if registered under the Securities Act or if sold in accordance with Rule 144.  We have registered and are in the process of registering additional shares for selling shareholders.  Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions.  The timing and amount of sales of common stock that are currently restricted securities could have a depressive effect on the future market price of our common stock.

There is only a limited trading market for our common stock and it is possible that you may not be able to sell your shares easily.

          There is currently only a limited trading market for our common stock.  Our common stock trades on the Nasdaq SmallCap Market under the symbol “AXYX” with, until recently, very limited trading volume.  We cannot assure you that a substantial trading market will be sustained for our common stock.

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

          In the past two years, the price range of the closing prices for our common stock has been between a high of $7.84 and a low of $0.51.  In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies.  If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

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

          As of January 31, 2004, we had outstanding options to purchase an aggregate of 4,422,000 shares of our common stock to our employees, officers, directors, and consultants under our 2000 and 1998 Stock Option Plans.  We may issue options to purchase an additional 443,000 shares of our common stock under the 2000 Stock Option Plan.

          In addition, we have granted options to purchase an aggregate of 375,000shares of common stock outside of our Stock Option Plans to consultants and others.

          There are currently outstanding warrants to purchase an aggregate of 9,918,143shares of common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

          We have foreign currency accounts that are exposed to currency exchange risk.  These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands.  We had a net foreign exchange gains for the fiscal year ended December 31, 2003 of $37,000.  If the foreign currency rates were to fluctuate by 10% from rates at December 31, 2003 and 2002, the effect on our financial statements would not be material.  However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are being conducted in Europe.

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

Item 8. Financial Statements and Supplementary Data.

          The Audited Financial Statements for this Form 10-K appear on pages F-1 through F-18 following the signature page below.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures  (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and  procedures  are  effective  and designed to ensure that the information  required to be disclosed in our reports filed or submitted under  the  Securities  Exchange  Act of 1934 is  recorded, processed, summarized and reported within the requisite time periods.

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any within the company have been detected.  While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

Changes in Internal Controls

          There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over  financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

A. Directors, Executive Officers, Promoters and Control Persons

          The current executive officers, directors and significant employees of Axonyx are as follows:

Name	Age	Position

Marvin S. Hausman, M.D.	62	Chairman & Chief Executive Officer Director

Gosse B. Bruinsma, M.D.	49	President & Chief Operating Officer, President of Axonyx Europe BV, Director

S. Colin Neill	57	Chief Financial Officer & Treasurer & Secretary

Louis G. Cornacchia	70	Director

Steven H. Ferris, Ph.D.	60	Director

Gerard J. Vlak, Ph.D.	70	Director

Ralph Snyderman, M.D.	64	Director

          Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified.  The officers of Axonyx serve at the pleasure of Axonyx’s Board of Directors.

          The following sets forth certain biographical information with respect to the directors and executive officers of Axonyx.

Marvin S. Hausman, M.D.  Marvin Hausman has served as a director and President & CEO of Axonyx since January 1997.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Dr. Hausman was reelected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  At a Board Meeting on June 11, 2002, Dr. Hausman was reelected as President and Chief Executive Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders.  Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products.  He has thirty years experience in drug development and clinical care.  Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles.  He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland.  He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles.  He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb.  Since October 1995 Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company.  Dr. Hausman served on the board of directors of Oxis International, Inc. (“Oxis”) from March 2002 to November 2003.  He was a member of the board of directors of Medco Research, Inc. from inception (1978) through 1992 and from May 1996 to July 1998.  Dr. Hausman was a member of the board of directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, from March 1996 to April 2001.

Gosse B. Bruinsma, M.D.  Gosse Bruinsma has served as President of Axonyx Europe BV since its formation in October 2000.  Dr. Bruinsma has served as the Chief Operating Officer of Axonyx since February 2001 and was Treasurer of Axonyx until September 2003.  At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Dr. Bruinsma was elected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders.  At a Board Meeting on June 11, 2002, Dr. Bruinsma was elected as Chief Operating Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders. In September 2003, Dr. Bruinsma was appointed President of Axonyx Inc Dr. Bruinsma has over 15 years experience in the medical, pharmaceutical and biotechnology fields. Dr. Bruinsma received his undergraduate degree from McGill University, Montreal and received his medical degree from the University of Leiden, the Netherlands.  He joined the pharmaceutical industry to become European Medical Director for Zambon, Milan.  He subsequently joined the international contract research organization, ClinTrials Research, to become their Vice President for Medical and Regulatory Affairs.  In September 1995 Dr. Bruinsma joined Forest Laboratories in New York as Medical Director, with medical responsibility for their anti-hypertensive product launch, HRT program, Cervidil®, and their urological disease projects.  From September 1997 to 1999 Dr. Bruinsma was General Manager and Vice-President Development for Chrysalis Clinical Services Europe based in Switzerland.  From November 1999 until he joined Axonyx Europe BV, Dr Bruinsma was the Vice President Development for Crucell BV (formerly IntroGene), a biotechnology company based in the Netherlands.  In March 2004, Dr. Bruinsma was designated as a director of Oxis, of which Axonyx owns approximately 53% of its outstanding common stock. It is anticipated that he will take office following the dissemination by Oxis to its stockholders of an information statement (the “Information Statement”) pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, relating to a change in the majority of directors of Oxis, which is expected to occur in April 2004.

S. Colin Neill Mr. Neill joined Axonyx Inc. in September 2003 as Chief Finacial Officer and Treasurer and was named Secretary in January 2004. From April 2001 to September 2003, Mr. Neill had been an independent consultant assisting small development stage companies raise capital. Previously Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale for $125 million in cash in April 2001. Prior to that Mr. Neill served as Vice President and Chief Financial Officer of Continental Health Affiliates Inc. and its majority owned subsidiary Infu-Tech Inc., a $ 70 million network of health care companies focused on home health, long term care, assisted living and managed care. Mr. Neill’s career experience has included that of Acting Vice President Finance and Chief Financial Officer of Pharmos Corporation, a biopharmaceutical company in the business of developing novel drug technologies. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc. a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served for four years with American Express Travel Related Services, firstly as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France.  In March 2004, Mr. Neill was designated as a director of Oxis, and it is anticipated that he will take office following the dissemination by Oxis to its stockholders of the Information Statement.

Mr. Neill graduated from Trinity College, Dublin with a first class honors degree in Business/Economics and he holds a masters degree in Accounting and Finance from the London School of Economics. He is both a Certified Public Accountant (CPA) in New York State and a Chartered Accountant (FCA) in Ireland.

Louis G. Cornacchia  Mr. Cornacchia has served as a director of Axonyx since February21, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders.  Louis Cornacchia has extensive experience in managing several engineering consultancy companies.  Louis Cornacchia received a bachelors in Electrical Engineering from Manhattan College in 1955.  Between 1955 and 1963, Mr. Cornacchia was employed as an RF engineer at Hazeltine Electronics Corp., at the Loral Systems Design Team where he worked on design of countermeasures/reconnaissance systems, and subsequently was employed as Chief Engineer at Victory Electronics developing light imaging scopes for the U.S. Army.  In 1963 Mr. Cornacchia joined Norden Systems where he worked as a Test Equipment Manager for the F111D avionics program.  In 1969, Mr. Cornacchia formed Collins Consultants International, Ltd., an engineering consultancy providing services to Norden Systems and multiple defense engineering companies.  In 1974, Mr. Cornacchia formed Charger Tech Services, another engineering services company.  In 1987, Mr. Cornacchia formed Scinetics, an engineering consultancy that provides microwave wireless engineering services.  Scinetics provides engineering services for mobile cellular and PCS wireless companies, assisting them in obtaining approvals for seamless wireless networks.  Mr. Cornacchia is presently the President of Scinetics.  Mr. Cornacchia has also served as Chairman of the Board of Directors of Reliance Bank, White Plains, New York (1992-1995)and as a member of the Advisory Board of Patriot National Bank, Stamford, Connecticut (1995-2000).

Steven H. Ferris, Ph.D.  Dr. Ferris has served as a director of Axonyx since January 6, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders.  Dr. Ferris is a neuropsychologist, psychopharmacologist, and gerontologist who has been studying brain aging and Alzheimer’s disease for over thirty years.  Dr. Ferris is the Friedman Professor of the Alzheimer’s Disease Center in the Department of Psychiatry at New York University (NYU) School of Medicine, Executive Director of NYU’s Silberstein Institute for Aging and Dementia and Principal Investigator of their Alzheimer’s Disease Center.  Dr. Ferris has been at the NYU School of Medicine since 1973, where he has conducted a major research program focusing on cognitive assessment, early diagnosis and treatment of brain aging and Alzheimer’s disease.  He has served as the Associate Editor in Chief of Alzheimer Disease and Associated Disorders, is a member of the Medical and Scientific Affairs Council of the national Alzheimer’s Association, has served on several NIH peer review panels, and has been a member of the FDA Advisory Committee which reviews new drugs for Alzheimer’s disease.  He has conducted more than 50 clinical trials in aging and dementia and has been a consultant to numerous pharmaceutical companies who are developing new treatments for Alzheimer’s disease.  In March 2004, Dr. Ferris was designated as a director of Oxis, and it is anticipated that he will take office following the dissemination by Oxis to its stockholders of the Information Statement.

Gerard J. Vlak, Ph.D.  Gerard Vlak has served as a director of Axonyx since February 21, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders.  Gerard Vlak has more than thirty years experience in corporate management and has considerable experience serving on corporate boards.  Dr. Vlak received a doctorate in Macro-Economics from the University of Tilburg in The Netherlands in 1967.  He has served as a Full Professor of Monetary Economics at Erasmus University in Rotterdam, The Netherlands and as a part-time Professor of Monetary Economics at V.E.H. Economic University in Brussels, Belgium.  From 1969 to 1988, Dr. Vlak was a member of the Executive Board of Rabobank Nederland.  At Rabobank Nederland, Dr. Vlak managed the corporate and international banking departments and was the Chairman of the Credit Committee.  He also set up and managed the U.S. operations of the bank through a new Federal Branch in New York.  After retirement from Rabobank in 1988, Dr. Vlak was a Regional Manager for the United States and Canada at the Amsterdam-Rotterdam Bank, N.V., and later, was the Executive Vice President and Chief Financial Officer of ABN-AMRO Bank USA.  From 1992 to the present, Dr. Vlak has been a member of the Board of Trustees of Bank Julius Baer Investment Funds and a member of the Board of Directors of The Rouse Company and Oce’-USA Holding, Inc. In March 2004, Dr. Vlak was designated as a director of Oxis, and it is anticipated that he will take office following the dissemination by Oxis to its stockholders of the Information Statement.

Ralph Snyderman, M.D. Dr. Ralph Snyderman was appointed a Director of the Company effective March 8, 2004. Dr. Snyderman serves as Chancellor for Health Affairs, Executive Dean of the School of Medicine, and James B. Duke Professor of Medicine, Duke University Medical Center.  He also serves as President and Chief Executive Officer of the Duke University Health System, one of the few fully integrated health systems in the country.  Additionally, Dr. Snyderman serves as a member of the board of directors of Proctor and Gamble Inc., Cardiome Pharma Corporation, and SAIC. Dr. Snyderman received his M.D., magna cum laude, in 1965 from the Downstate Medical Center of the State University of New York and he served his internship and residency in medicine at Duke.  Pre-eminent in his field of immunology, Dr. Snyderman is internationally recognized for his research contributions to our understanding of inflammation that have led to numerous important discoveries published in nearly 350 manuscripts over the last 25 years.

          There are no family relationships between any of the officers and directors.

          It is the paramount duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the stockholders are being served.  To satisfy this duty, the directors set standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics.

          Members of the Board bring to the Company a wide range of experience, knowledge and judgment.  The governance structure in the Company is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance.  The key practices and procedures of the Board are outlined in the Corporate Governance Principles.  We anticipate that the Corporate Governance Principles will be made available shortly in the “Investor Relations” section of the Company’s website at www.axonyx.com.

          We have constituted Audit, Nominating and Compensation Committees.  The Audit Committee consists of Messrs. Steven Ferris, Lou Cornacchia and Gerard Vlak, who are all outside directors.  The Nominating Committee and the Compensation Committee consists of of the same three outside directors.

          The Audit Committee oversees our audit activities to protect against improper and unsound practices and to furnish adequate protection to all assets and records.  Our Board of Directors has adopted a written Charter for its Audit Committee.  Each of the members of this Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.  The Nominating Committee makes proposals to the full Board concerning the hiring or engagement of directors, officers and certain employee positions.  The Compensation Committee makes proposals to the full Board for officer compensation programs, including salaries, option grants and other forms of compensation.  It is expected that these committees will meet periodically on an informal basis.

          At least one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K: Gerard Vlak, Ph.D. is the designated audit committee financial expert, and is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

          The Audit Committee, Compensation Committee and Nominating and Governance Committee each operate under written charters adopted by the Board.  These charters are filed as exhibits to this annual report on Form 10-K and we anticipate that they will be made available shortly in the “Investor Relations” section of the Company’s website at www@axonyx.com.

          As part of our system of corporate governance, our Board of Directors in March 2004 adopted a Code of Business Conduct and Ethics that is applicable to all employees and specifically applicable to our chief executive officer, president, chief financial officer and controllers.  Copies of the Code of Business Conduct and Ethics are currently available upon written or telephone request to Axonyx Inc. 500 Seventh Avenue, 10th Floor, New York, NY 10018, (Tel.) 212-645-7704.  We anticipate that the Code of Business Conduct and Ethics will be made available shortly in the “Investor Relations” section of the Company’s website at www.axonyx.com.  We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on our website.

B. Section 16(a) Beneficial Ownership Reporting Compliance.

          No person who, during the fiscal year ended December 31, 2003, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), a “Reporting Person” failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.  The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation.

A. Summary Compensation Table

          The table below sets forth the aggregate annual and long-term compensation paid by us during our last three fiscal years ended December 31, 2001, December 31, 2002 and December 31, 2003 to our Chief Executive Officer and each of the highest paid executive officers of Axonyx whose annual salary and bonus for fiscal year 2003 exceeded $100,000 (collectively, the “Named Executive Officers”).

	Annual Compensation (5)					Long Term Compensation Awards

Name and principal position	Year	Salary ($)	Bonus ($)	Other ($)		Securities underlying Options (#) (6)

Marvin S. Hausman Dir., Chairman & CEO	2003	$250,000	$175,000	$31,719	(8)	325,000	(7)
	2002	$246,000	—	$54,376		75,000
	2001	$225,000	—	$55,626		250,000

Gosse B. Bruinsma Dir., President & COO (1)	2003	$253,120	$100,000	$28,250		300,000	(7)
	2002	$197,000	—	$23,750		140,000
	2001	$170,000	$20,000	$22,500		200,000

S. Colin Neill CFO (2)	2003	$52,000	$10,000	$2,915		210,000	(7)

Robert G. Burford V.P. (3)	2003	—	—	—		—
	2002	$182,000	—	—		22,000
	2001	$175,000	—	—		100,000

Michael R. Espey Dir., V.P., Sec. (4)	2003	$149,000	$75,000	—		100,000
	2002	$147,000	—	—		30,000
	2001	$125,000	—	—		40,000

(1)

Gosse B. Bruinsma, M.D. became an employee of Axonyx in October 2000. Dr. Bruinsma resides and operates from the Axonyx Europe BV offices in Leiden, The Netherlands.  Dr. Bruinsma’s salary for 2003 was Euro 224,000 and his expense allowance was Euro 25,000.  These amounts are reflected in the table above at the average dollar/euro exchange rate of 1.13 for 2003, 0.95 for 2002 and 0.90 for 2001.

(2)	S. Colin Neill became an employee of Axonyx in September 2003. Mr. Neill was reimbursed $2,915 for various business expenses including life insurance.

(3)	Robert G. Burford ceased to be an officer and an employee of Axonyx on December 31, 2002.

(4)	Michael R. Espey ceased to be an officer and an employee of Axonyx effective January 2, 2004.

(5)	No Named Executive Officer was paid other annual compensation in an amount exceeding the lesser of either $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(6)

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

(7)

The number of options granted for certain Executive Officers in 2003 have been adjusted to include options granted in 2003 under our 2000 Stock Option Plan which were contingent upon the January 1, 2004 increase in the number of shares reserved for issuance under the 2000 Stock Option Plan by 750,000 shares per the evergreen provision. The increase in options granted for each Executive Officer in 2003 due to this adjustment are as follows:  Marvin S. Hausman, M.D. 125,000; Gosse B. Bruinsma, M.D. 100,000; S. Colin Neill 93,620.

(8)	The Company reimburses the Chairman and CEO to cover costs of maintaining an office and related support costs in Portland, Oregon.

B. Option Grants in Fiscal Year 2003

          The following table sets forth certain information with respect to option grants to our Named Executive Officers in 2003.  All of the grants were made under the Axonyx 2000 Stock Option Plan.  We have not granted any stock appreciation rights.

Option Grants in Fiscal Year 2003

Individual Grants

		Percent of total options granted to employees in fiscal year
	Number of securities underlying Options granted (#)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)

			Exercise or base price ($/Sh)
				Expiration date

Name					5% ($)	10% ($)

Marvin S. Hausman (2)	200.000	34.6%	$1.18	3/16/13	$148,419	$367,123
	125,000		$3.61	11/17/13	$283,789	$719,176
Gosse B. Bruinsma (3)	200,000	31.9%	$1.07	3/16/13	$134,583	$341,061
	100,000		$3.61	11/17/13	$227,031	$575,341
S. Colin Neill (4)	200,000	22.3%	$3.76	9/14/13	$472,929	$1,198,494
	10,000		$3.61	11/17/13	$22,703	$57,534
Michael R. Espey (5)	100,000	10.6%	$1.07	3/16/13	$67,292	$170,530

(1)

These amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten year option term.  The assumed 5% and 10% rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Axonyx’s estimate of the future market price of the common stock.

(2)

On March 17, 2003, Axonyx granted 200,000 Incentive Stock Options exercisable at $1.18 per share to Marvin S. Hausman, M.D., with 50,000 options vesting on March 17, 2003, 2004, 2005 and 2006. On November 18, 2003, Axonyx granted 125,000 Non-Statutory Stock Options exercisable at $3.61 per share to Marvin S. Hausman, MD, with 31,250 options vesting on November 18, 2003, 2004, 2005 and 2006. The November 18, 2003 grant was contingent upon the effectiveness of the evergreen provisions adding 750,000 additional shares to the 2000 Stock Option Plan effective January 1, 2004.

(3)

On March 17, 2003, Axonyx granted 200,000 Incentive Stock Options exercisable at $1.07 per share to Gosse B. Bruinsma, M.D., with 50,000 options vesting on March 17, 2003, 2004, 2005 and 2006.  On November 18, 2003, Axonyx granted 100,000 Non-Statutory Stock Options exercisable at $3.16 per share to Gosse B. Bruinsma, M.D., with 25,000 options vesting on November 18, 2003, 2004, 2005 and 2006. The November 18, 2003 grant was contingent upon the effectiveness of the evergreen provisions adding 750,000 additional shares to the 2000 Stock Option Plan effective January 1, 2004.

(4)

On September 15, 2003 Axonyx granted 106,380 Incentive Stock Options and 93,620 Non-Statutory Options exercisable at $3.76 per share to S. Colin Neill, with 50,000 options vesting on September 15, 2003, 2004, 2005 and 2006. The September 15, 2003 grant for 93,620 options was contingent upon the effectiveness of the evergreen provisions adding 750,000 additional shares to the 2000 Stock Option Plan effective January 1, 2004. On November 18, 2003, Axonyx granted 10,000 Non-Statutory Stock Options exercisable at $3.61 per share to S. Colin Neill with 2,500 options vesting November 18, 2003, 2004, 2005 and 2006.

(5)	On March 17, 2003, Axonyx granted 100,000 Incentive Stock Options exercisable at $1.07 per share to Michael R. Espey, with 25,000 options vesting on March 17, 2003, 2004, 2005 and 2006.

C. Aggregate Option Exercises in Fiscal Year 2003 Year End Option Values

          The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2003.

Aggregated Option Exercises in Fiscal Year 2003 and Year-End Option Values (1)

	Number of securities underlying unexercised options at fiscal year end # (2)	Value of unexercised in- the-money options at fiscal year end ($) (3)

Name	Exercisable/ unexercisable	Exercisable/ unexercisable

Marvin S. Hausman, M.D., Chairman & CEO	718,750/ 381,250	$ $	973,750/ 984,000
Gosse B. Bruinsma, M.D., Pres. & COO	440,000/ 400,000	$ $	620,600/ 977,700
S. Colin Neill, C.F.O.	52,500/ 157,900	$ $	58,650/ 175,950
Robert G. Burford, V.P.	286,000/ 46,000	$ $	166,705/ 91,780
Michael R. Espey, V.P. & Secretary	164,000/ 106,000	$ $	194,090/ 370,410

(1)	There were no exercises of options by Named Executive Officers in fiscal year 2003.

(2)

The number of options granted for certain Executive Officers in 2003 have been adjusted to include options granted in 2003 under our 2000 Stock Option Plan which were contingent upon the January 1, 2004 increase in the number of shares reserved for issuance under the 2000 Stock Option Plan by 750,000 shares per the evergreen provision. The increase in options granted for each Executive Officer in 2003 due to this adjustment are as follows:  Marvin S. Hausman, M.D. 125,000; Gosse B. Bruinsma, M.D. 100,000; S. Colin Neill 93,620.

(3)	Dollar amounts reflect the net values of outstanding stock options computed as the difference between $4.87 (the fair market value at December 31, 2003) and the exercise price of the options.

D. Compensation to Directors

          Independent directors are not paid fees.

E. Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

          Axonyx does not have employment contracts with any of its Named Executive Officers, except as follows:

          Gosse B. Bruinsma, M.D., President, Chief Operating Officer and Director.  On September 21, 2002 Axonyx signed an Employment Agreement with Dr. Bruinsma under which Dr. Bruinsma agreed to serve as President of Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc, and Chief Operating Officer of Axonyx Inc. and was to be paid an annual salary of US$200,000. In addition, $25,000 per year is available to Dr. Bruinsma for reimbursement of expenses, including for the use of a home office and personal equipment, health insurance, disability insurance, life insurance, pension distribution and auto lease premium.  This agreement has been renewed and now extends through September 2006.  The salary has been determined at Euro 260,000 and the expense reimbursement at Euro 25,000.

          In March 2004, following approval of the Compensation Committee and the Board, Axonyx entered into change of control agreements with Marvin S. Hausman, Gosse Bruinsma and S. Colin Neill.  Each agreement provides that if the executive’s employment is terminated without “cause,” as defined in the agreement, within 90 days prior to, or one year following, a “change of control,” he will receive severance pay equal to 200% of his annual base salary for the then-current year, plus the greater of the annual bonus he received for the prior year or the then-current annual target bonus.  Such payments are also required to be made in connection with a change of control if the executive has “good reason” to terminate his employment, as defined in the agreement.  A “change of control” involves an acquisition of at least 50% of the voting power of the Company’s securities, a change in at least a majority of the members of the current Board of Directors, or approval by the Board of Directors or stockholders of the Company of a transaction where such change of voting control or composition of the Board would occur, where the Company would be liquidated or where all or substantially all of its assets would be sold.

          In addition, all options granted under the 1998 Stock Option Plan and the 2000 Stock Option Plan, including those to its executive officers, provide for accelerated vesting upon a change in control, among other events.

F. Equity Compensation Plan Information

          The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2003.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders(1)	1,374,600	$5.72	—
Equity compensation plan approved by security holders (2)	2,738,380	$2.86	11,620
Equity compensation plans not approved by security holders	375,000 (3)	$4.41	—
Total	4,487,980	$3.87	11,620

(1)

As of March 22, 2004, we have granted options to purchase an aggregate of 1,374,600 shares of common stock under our 1998 Stock Option Plan.  As of December 31, 2003, no options are available for future grant under the 1998 plan.  The plan terminated on January 15, 2003.

(2)

As of March 22, 2004, we have granted options to purchase an aggregate of 3,212,000 shares of common stock under our 2000 Stock Option Plan.  As approved by stockholders, we may grant additional options to purchase up to 579,000 shares under our 2000 Stock Option Plan.  The number of shares reserved for issuance pursuant to options under the 2000 Stock Option Plan, as amended on June 14, 2002, was increased by 750,000 shares on January 1, 2003 pursuant to an evergreen provision in the stock option plan. 318,620 options in 2003 were issued contingent upon the January 1, 2004 evergreen provision that will increase the stock option plan shares by 750,000 shares.

(3)	We have granted an aggregate of 375,000 options to consultants and advisors outside of our 1998 and 2000 stock option plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth certain information regarding beneficial ownership of our common stock as of March 22, 2004 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and directors and (c) by all executive officers and directors of Axonyx as a group.  As of March 22, 2004 there were 47,983,989 shares of our common stock issued and outstanding.  The numbers of shares beneficially owned include shares of common stock that the listed beneficial owners have the right to acquire within 60 days of March 22, 2004 upon the exercise of all options and other rights beneficially owned on that date.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class

Marvin S. Hausman, M.D. (2)	3,143,689	6.44%

Michael R. Espey (3)	453,625	0.94%

Gosse B. Bruinsma, M.D. (4)	510,500	1.06%

S. Colin Neill (5)	52,500	0.11%

Louis G. Cornacchia (6)	216,433	0.45%

Steven H. Ferris, Ph.D. (7)	61,500	0.13%

Gerard J. Vlak, Ph.D. (8)	48,750	0.10%

Ralph Snyderman, M.D. (9)	12,500	0.03%

All directors and executive officers (8 persons) as a group	4,499,497	9.04%

OrbiMed Advisors LLC (10)	2,947,274	6.14%

(1)	Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 500 Seventh Avenue, 10th Floor, New York, NY 10018.

(2)

Marvin S. Hausman, M.D.  Includes:  (i) 2,337,439 shares owned by Dr. Hausman; (ii) 200,000 vested but unexercised options exercisable at $3.11 per share granted on January 13, 1999, (iii) 100,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, (iv) 150,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (v) 150,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001,  (vi) 37,500 vested but unexercised options exercisable at $1.10 per share granted on November 7, 2002 (vii) 100,000 options exercisable at $1.18 per share granted on March 17, 2003, (vii) 31,250 vested but unexercised options exercisable at $3.61 per share granted on November 18, 2003.  This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004 and (ix) 37,500 unvested options exercisable at $1.10 per share granted on November 7, 2002 that will vest within 60 days.  Does not include:  (i) 3,000 shares gifted to Dr. Hausman’s three adult children, with 1,000 to each in October 1999, (ii) 200 shares gifted to Roberta Matta in October 1999, (iii) 5,000 shares gifted to a religious institution in October 2000, (iv) 5,000 shares gifted to six non-affiliate donees in September 2000, (v) 10,550 shares gifted to six non-affiliate donees, including Dr. Hausman’s three adult children in July 2001, (vi) 4,300 shares gifted to three non-affiliate donees in October 2001, (vii) 3,000 shares gifted to a non-affiliate donee in October 2001, (viii) 12,300 shares gifted to Dr. Hausman’s three adult children and Roberta Matta in December 2001, (ix) 4,717 shares gifted to two non-affiliate donees in December 2001, (x) 8,834 shares gifted to five non-affiliate donees in February 2002, (xi) 4,500 shares gifted to two non-affiliate donees in March 2002, (xii) 5,832 shares gifted to five non-affiliate donees, (xiii) 16,000 shares gifted to three non-affiliate donees in September 2002, (xiv) 20,000 shares gifted to two non-affiliate donees in February 2003, (xv) 10,000 shares gifted to a non-affiliate donee in March 2003, (xvi)  60,000 shares gifted to an non-affiliated donee in April 2003, and (xvii) 1,000 shares gifted to Roberta Matta in April 2003,  and (xviii) 2000 share gifted to a non-affiliated donee, 500 shares gifted to Kevin Matta and 1,000 shares gifted to Roberta Matta in February 2004,  (xix) 100,000 unvested options exercisable at $3.16 per share granted on December 11, 2001, (xx) 100,000 unvested options exercisable at $1.07 granted on March 17, 2003, and (xxi) 93,750 unvested options exercisable at $3.61 per share granted on November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004.

(3)

Michael R. Espey.  Includes: (i) 249,625 shares owned by Mr. Espey; (ii) 20,000 vested but unexercised options exercisable at $8.50 per share granted on June 7, 1999; (iii) 40,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000; (iv) 40,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, (v) 24,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001, (vi) 50,000 vested but unexercised options exercisable at $1.07 per share granted on March 17, 2003, and (vii)15,000 vested but unexercised options exercisable at $1.00 per share granted November 7, 2002 (viii) 15,000 unvested options exercisable at $1.00 per share granted on November 7, 2002 that will vest within 60 days.  Does not include:  (i) 16,000 unvested options exercisable at $3.16 per share granted on December 11, 2001, and (ii) 50,000 unvested options exercisable at $1.07 per share granted on March 17, 2003.

(4)

Gosse B. Bruinsma, M.D.  Includes: (i) 500 shares owned by Gosse Bruinsma, M.D., (ii) 125,000 vested but unexercised options exercisable at $9.50 per share granted on October 10, 2000; (iii) 50,000 vested but unexercised options exercisable at $4.52 per share granted on May 11, 2001; (iv) 120,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001; (v) 50,000 vested but unexercised options exercisable at $2.89 per share granted on June 11, 2002; (vi) 20,000 vested but unexercised options exercisable at $1.00 per share granted November 7, 2002 (vii) 100,000 vested but unexercised options exercisable at $1.07 per share granted on March 17, 2003, and (viii) 25,000 vested but unexercised options exercisable at $3.61 per share granted November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, (ix) 20,000 unvested options exercisable at $1.00 per share granted on November 7, 2002 that will vest within 60 days.  Does not include:  (i) 25,000 unvested options exercisable at $9.50 per share granted on October 10, 2000; (ii) 80,000 unvested options exercisable at $3.16 per share granted on December 11, 2001; (iii) 50,000 unvested options exercisable at $2.89 per share granted on June 11, 2002; (iv) 100,000 unvested options exercisable at $1.07 per share granted on March 17, 2003; (v) 75,000 unvested options exercisable at $3.61 per share granted November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004.

(5)

S. Colin Neill. Includes: (i) 50,000 vested but unexercised options exercisable at $3.76 granted on September 15, 2003, of which 23,405 options were contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, (ii) 2,500 vested but unexercised option exercisable at $3.61 granted on November 18, 2003.  Does not include: (i) 150,000 unvested options exercisable at $3.76 per share granted on September 15, 2003, of which 70,215 options were contigent upon the 2000 stock option plans evergreen provision effective January 1, 2004, and (ii) 7,500 unvested options exercisable at $3.61 per share granted on November 18, 2003.

(6)

Louis G. Cornacchia.  Includes:  (i) 138,622 shares owned by Mr. Cornacchia; (ii) 33,311 common stock purchase warrants exercisable at $0.688 per share purchased in a private placement on December 31, 2002; (iii) 2,000 common stock purchase warrants exercisable at $11.00 per shares purchased in a private placement on October 25, 1999; (iv) 30,000 vested but unexercised options exercisable at $0.825 per share granted on February 21, 2003 and (v) 12,500 vested but unexercised options exercisable at $4.24 per share granted September 23, 2003.  Does not include: (i) 20,000 unvested options exercisable at $0.825 per share granted on February 21, 2003 and (ii) 37,500 unvested options exercisable at $4.24 per share granted September 23, 2003.

(7)

Steven H. Ferris, Ph.D.  Includes:  (i) 5,000 vested but unexercised options exercisable at $7.00 per share granted on March 25, 2000; (ii) 4,000 vested but unexercised options exercisable at $11.00 per share granted on March 25, 2000 (iii) 10,000 vested but unexercised options exercisable at $3.06 per share granted on February 15, 2002, (iv) 30,000 vested but unexercised options exercisable at $1.11 per share granted on January 14, 2003 and (v) 12,500 vested but unexercised options exercisable at $4.24 per share granted September 23, 2003. Does not include:  (i) 20,000 unvested options exercisable at $1.11 per share granted on January 14, 2003 and (ii) 37,500 unvested options exercisable at $4.24 per share granted September 23, 2003.

(8)

Gerard J. Vlak, Ph.D.  Includes: (i) 30,000 vested but unexercised options exercisable at $0.825 per share granted on February 21, 2003 and (ii) 18,750 vested but unexercised options exercisable at $4.24 per share granted September 23, 2003. Does not include:  (i) 20,000 unvested options exercisable at $0.825 per share granted on February 21, 2003, and (ii) 56,250 unvested options exercisable at $4.24 per share granted September 23, 2003.

(9)

Ralph Snyderman, M.D. Includes: (i) 12,500 vested but unexercised options exercised at $7.09 per share granted on March 8, 2004.  Does not include: (ii) 37,500 unvested options exercisable at $7.09 per share granted on March 8, 2004.

(10)

OrbiMed Capital LLC. This information is derived from a schedule 13G dated February 17, 2004 filed with the Securities and Exchange Commission by Samuel D. Isaly, Managing Member.  Samuel D. Islay reports beneficial ownership of 2,947,274 common shares.  OrbiMed Capital LLC’s address is 767 Third Avenue, 30th floor, New York, NY  10017.

Item 13. Certain Relationships and Related Transactions.

          On October 2, 2000, Axonyx entered into a Data Management and Reporting Services Agreement with Clinfo Systems, LLC.  Robert G. Burford, the then-current Vice President, Product Development of Axonyx, is a founding member of Clinfo Systems and owns a fifty percent (50%) membership interest.  Pursuant to the agreement, Clinfo Systems provides data management and reporting services in connection with certain clinical trials conducted by Axonyx.  Axonyx paid Clinfo Systems $282,000 for services rendered, of which $162,000 was paid during 2001.  The agreement expired September 30, 2001, but was extended by mutual agreement through the end of the year.  On January 2, 2001, Axonyx entered into a second Data Management and Reporting Services Agreement with Clinfo Systems.  Pursuant to the second agreement, Clinfo Systems provides data management and reporting services in connection with certain other clinical trials conducted by Axonyx.  Axonyx has paid Clinfo Systems $208,000 for services rendered in 2001 (including $18,000 accrued at December 31, 2001).  The second agreement expired July 31, 2001, but was extended by mutual agreement to allow for completion of the services.  In 2002, Axonyx paid Clinfo Systems, LLC $57,000 for completion of services rendered under the second agreement.  Axonyx is not expected to enter into any further agreements for services with Clinfo Systems.  Our management believes that these transactions were on terms as favorable to Axonyx as could have been obtained from unrelated third parties.

The Company reimburses the Chairman and Chief Executive Officer for certain costs incurred in maintaining an office and related support in Portland, Oregon. The amounts in 2003 and 2002 were $31,719 and $54,736 respectively.

Item 14.  Principal Accountant Fees and Services

RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

The Audit Committee has selected Eisner LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, and our Board of  Directors has directed that management submit the selection of independent auditors for ratification by the stockholders at the Annual Meeting.  Eisner LLP has audited the financial statements of the Company beginning with the period that included January 9, 1997 (commencement of operations) and has advised the Company that it does not have any material financial interests in, or any connection with (other than as independent auditors and allowable non-audit services), the Company.

AUDIT FEES

Aggregate fees for professional services rendered by Eisner LLP in connection with its audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, its reviews of the Company’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $75,000 and $53,000, respectively.

TAX FEES

Aggregate fees for professional services rendered by Eisner LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2003, and 2002 were $14,000 and $15,000 respectively.

ALL OTHER FEES

There were no other professional services rendered by Eisner LLP. Stockholder ratification of the selection of Eisner LLP as the Company’s independent auditors is not required by the Bylaws or otherwise.  However, the Board is submitting the selection of Eisner LLP to the stockholders for ratification as a matter of corporate practice.  If the stockholders fail to ratify the selection, the Audit Committee or the Board will reconsider whether or not to retain that firm.  Even if the selection is ratified, the Audit Committee or the Board in its discretion may direct the appointment of a different independent accounting firm at any time during the year if the Audit Committee or the Board determines that such a change would be in the best interests of the Company and its stockholders.

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

4.6	Form of Common Stock Purchase Warrant [AXD](Incorporated by reference to Exhibit 10.2 in the Form 8-K previously filed by Axonyx on January 8, 2003 (File no. 00025571))

4.8	Form of Warrant (AFO Advisors, LLC) (Incorporated by reference to Exhibit 4.2 in the registration statement on Form S-3 previously filed by Axonyx on February 12, 2003 (File No. 333-103130))

4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.2 in the current report on Form 8-K previously filed by Axonyx on September 16, 2004 (File No. 00025571))

4.10	Form of Warrant (Incorporated by reference to Exhibit 4.3 in the current report on Form 8-K previously filed by Axonyx on January 12, 2004 (File No. 00025571))

10.1	1998 Stock Option Plan (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

10.2(a)	2000 Stock Option Plan (Incorporated by reference to exhibit 99.2 to the Registration on Form S-8 previously filed by Axonyx on October 17, 200 (file number 333-48088))

10.2(b)	First Amendment to 2000 Stock Option Plan (Incorporated by reference to the corresponding exhibit to Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

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

10.22**

Employment Agreement by and between Axonyx Europe B.V. and Dr. Gosse Bruinsma dated October 10, 2000 (Incorporated by reference to exhibit 10.22 to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.23**

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

10.27

Clinical Trial Services Master Agreement between JSW Research and Axonyx Inc. dated March 21, 2003 (Incorporated by reference to Exhibit 10.27 in the Form 10-K previously filed by Axonyx on March 31, 2003 (File No. 00025571))

10.28

Contract between Axonyx Europe and NOTOX Safety and Environmental Research B.V. dated April 11, 2002 (Incorporated by reference to Exhibit 10.28 in the Form 10-K previously filed by Axonyx on March 31, 2003 (File No. 00025571))

10.29

Common Stock and Warrant Purchase Agreement dated as of September 11, 2003 (Incorporated by reference to Exhibit 10.1 in the current report on Form 8-K previously filed by Axonyx on September 16, 2004 (File No. 00025571))

10.30

Securities Purchase Agreeement dated as of January 8, 2004 (Incorporated by reference to Exhibit 4.1 in the current report on Form 8-K previously filed by Axonyx on January 12, 2004 (File No. 00025571))

10.31

Registration Rights Agreement dated as of January 8, 2004 (Incorporated by reference to Exhibit 4.2 in the current report on Form 8-K previously filed by Axonyx on January 12, 2004 (File No. 00025571))

10.32**	Change of Control Agreement dated as of March 30, 2004 between Axonyx and Marvin S. Hausman*

10.33**	Change of Control Agreement dated as of March 30, 2004 between Axonyx and Gosse Bruinsma*

10.34**	Change of Control Agreement dated as of March 30, 2004 between Axonyx and S. Colin Neill*

21	List of Subsidiaries (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

23.1	Consent of Eisner LLP, Independent Auditors*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

99.1	Amended and Restated Charter, Audit Committee*

99.2	Amended and Restated Charter, Compensation Committee*

99.3	Charter, Nominating/Governance Committee*

*	Filed herewith

**	Indicates management compensation agreement

†	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on this 30th day of March, 2004.

AXONYX INC.

By:	/s/ Marvin S. Hausman, M.D.

Marvin S. Hausman, M.D.
Chairman & Chief Executive Officer

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 30th of March, 2004.

Signature	Title

/s/ Marvin S. Hausman, M.D.	Director, Chairman and Chief Executive
Officer (Principal Executive Officer)
Marvin S. Hausman, M.D.

/s/ Gosse B. Bruinsma, M.D.	Director, President and Chief Operating
Officer
Gosse B. Bruinsma, M.D.

/s/ S. Colin Neill	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
S. Colin Neill

/s/ Louis G. Cornacchia	Director

Louis G. Cornacchia

/s/ Steven H. Ferris, Ph.D.	Director

Steven H. Ferris, Ph.D.

/s/ Gerard J. Vlak, Ph.D.	Director

Gerard J. Vlak, Ph.D.

Director

Ralph Snyderman, M.D.

AXONYX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

AXONYX INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Axonyx Inc.

We have audited the accompanying consolidated balance sheets of Axonyx Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Axonyx Inc. and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP

New York, New York
February 6, 2004

AXONYX INC.

Consolidated Balance Sheets

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$28,780,000	$3,021,000
Cash held in escrow		1,453,000
Stock subscriptions receivable		3,415,000
Other current assets		8,000

Total current assets	28,780,000	7,897,000

Equipment, net of accumulated depreciation of $56,000 and $40,000	24,000	37,000
Security deposits	11,000	50,000

	$28,815,000	$7,984,000

LIABILITIES
Current liabilities:
Accounts payable	$1,284,000	$724,000
Accrued expenses	880,000	611,000

Total current liabilities	2,164,000	1,335,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common stock - $.001 par value, 75,000,000 shares authorized; 33,919,948 and 23,733,613 shares issued and outstanding in 2003 and 2002, respectively	34,000	24,000
Additional paid-in capital	60,345,000	32,255,000
Unearned compensation		(8,000)
Accumulated deficit	(33,728,000)	(25,622,000)

	26,651,000	6,649,000

	$28,815,000	$7,984,000

See notes to consolidated financial statements.

AXONYX INC.

Consolidated Statements of Operations

	Year Ended December 31,

	2003	2002	2001

Revenue	$1,000,000	$0	$0

Costs and expenses:
Research and development	5,821,000	3,852,000	5,153,000
General and administrative	3,459,000	2,505,000	3,277,000

	9,280,000	6,357,000	8,430,000

Loss before interest and gain (loss) on foreign exchange	(8,280,000)	(6,357,000)	(8,430,000)
Interest income	137,000	101,000	310,000
Gain (loss) on foreign exchange	37,000		(24,000)

Net loss	$(8,106,000)	$(6,256,000)	$(8,144,000)

Net loss per common share - basic and diluted	$(.30)	$(.36)	$(.53)

Weighted average shares - basic and diluted	27,207,000	17,265,000	15,423,000

See notes to consolidated financial statements.

AXONYX INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock

	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity

Balance - January 1, 2001	15,277,371	$15,000	$20,941,000	$(51,000)	$(11,222,000)	$9,683,000
Issuance of common stock and warrants - net of expenses	1,970,000	2,000	6,014,000			6,016,000
Amortization				21,000		21,000
Issuance of common stock options for consulting services			615,000			615,000
Net loss					(8,144,000)	(8,144,000)

Balance - December 31, 2001	17,247,371	17,000	27,570,000	(30,000)	(19,366,000)	8,191,000
Issuance of common stock and warrants - net of expenses	6,486,242	7,000	4,470,000			4,477,000
Amortization				22,000		22,000
Issuance of common stock options and warrants for consulting services			215,000			215,000
Net loss					(6,256,000)	(6,256,000)

Balance - December 31, 2002	23,733,613	24,000	32,255,000	(8,000)	(25,622,000)	6,649,000

Issuance of common stock and warrants - net of expenses	7,706,636	8,000	24,005,000			24,013,000
Amortization				8,000		8,000
Issuance of common stock options and warrants for consulting services			570,000			570,000
Issuance of common stock for consulting services	115,000		205,000			205,000
Exercise of common stock warrants and options	2,364,699	2,000	3,310,000			3,312,000
Net loss					(8,106,000)	(8,106,000)

Balance - December 31, 2003	33,919,948	$34,000	$60,345,000	$0	$(33,728,000)	$26,651,000

See notes to consolidated financial statements.

AXONYX INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(8,106,000)	$(6,256,000)	$(8,144,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,000	15,000	14,000
Stock-based compensation	783,000	237,000	790,000
Changes in:
Security deposits and other assets	47,000	(14,000)	(2,000)
Accounts payable	560,000	120,000	68,000
Accrued expenses	(135,000)	(98,000)	(130,000)
Accrued stock-based compensation	404,000	(98,000)	154,000

Net cash used in operating activities	(6,431,000)	(6,094,000)	(7,250,000)

Cash flows from investing activities:
Purchase of equipment	(3,000)		(14,000)

Cash flows from financing activities:
Net proceeds from exercise of common stock and warrants	3,312,000
Net proceeds from issuance of common stock and warrants	24,013,000		6,016,000
Collection of stock subscriptions receivable and cash held in escrow	4,868,000

Net cash provided by financing activities	32,193,000		6,016,000

Net increase (decrease) in cash and cash equivalents	25,759,000	(6,094,000)	(1,248,000)
Cash and cash equivalents at beginning of year	3,021,000	9,115,000	10,363,000

Cash and cash equivalents at end of year	$28,780,000	$3,021,000	$9,115,000

Supplemental disclosures of non-cash financing activity:
Common stock and warrants issued for stock subscriptions receivable		$3,415,000
Proceeds from the sale of common stock and warrants held in escrow		$1,453,000
Expenses accrued in connection with sale of common stock and warrants		$391,000

See notes to consolidated financial statements.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY

Axonyx Inc. (the “Company”) is a biopharmaceutical company engaged in the acquisition and development of proprietary pharmaceutical compounds and new technologies useful in the diagnosis and treatment of Alzheimer’s Disease (AD), other memory and neurological disorders and Mad Cow Disease.  The Company’s lead drug, Phenserine, is a third generation acetylcholinesterase inhibitor.  There can be no assurance that the Company will be able to license its technology, develop a commercial product, or that the Food and Drug Administration will grant approval to the Company’s products.  The Company outsources principally all of its research and development activities, which are overseen by Company personnel and scientific consultants.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of consolidation:

The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in Holland.  All intercompany balances and transactions have been eliminated in consolidation.  Gains and losses on foreign currency transactions are currently reflected in results of operations.  The foreign currency translation adjustment at December 31, 2003 and 2002 is nominal.

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

The Company received a milestone payment of $1,000,000 under the terms of a license agreement in 2003.  The Company did not recognize any revenue during the years ended December 31, 2002 or 2001.  Pursuant to the license agreement, the Company may receive milestone payments and royalties from sales of approved drug compounds derived from the licensed technology.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation.  Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards.  The Company follows the fair valued based method for non-employee awards and has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Year Ended December 31,

	2003	2002	2001

Reported net loss attributable to common stockholders	$(8,106,000)	$(6,256,000)	$(8,144,000)

Stock-based employee compensation determined under the fair value based method	(2,515,000)	(3,759,000)	(3,057,000)

Pro forma net loss	$(10,621,000)	$(10,015,000)	$(11,201,000)

Loss per common stock (basic and diluted):
As reported	$(.30)	$(.36)	$(.53)
Pro forma	(.39)	(.58)	(.73)

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]	Stock-based compensation: (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.27% - 3.27%	2.95% - 4.8%	4.1% - 4.8%
Expected dividend yield	0%	0%	0%
Expected life	5 - 10 years	5 - 10 years	5 - 10 years
Expected volatility	$.88 - $.95	$.76 - $.88	$.76
Weighted average grant-date fair value of options granted during the period (including non-employees)	$1.82	$1.92	$2.73

[8]	Net loss per common share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires the reporting of basic and diluted earnings or loss per share.  Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year.  As all potential common shares are anti-dilutive, their effects are not included in the calculation of diluted loss per share.  For the years ended December 31, 2003, 2002, and 2001, potential common shares aggregating 13,540,000, 8,813,000 and 5,012,000, respectively, were excluded in computing the per share amounts.

[9]	Concentration of credit risk:

Financial instruments which potentially subject the Company to concentration of credit risks consist principally of cash and cash equivalents.  The Company primarily holds its cash and cash equivalents in two money market brokerage accounts and commercial paper.  In addition, as of December 31, 2003 and 2002, the Company maintained approximately $263,000 and $188,000 respectively, in foreign bank accounts (substantially all, of which is denominated in United States dollars).

The Company enters into research consulting agreements and certain other arrangements which are to be paid in Euro. From time to time, the Company purchases Euro to meet these obligations.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE C - DEVELOPMENT AND LICENSING AGREEMENTS

[1]	Agreement with New York University (“NYU”):

In April 1997, the Company entered into a research and license agreement with NYU, as subsequently amended, to provide funding and to sponsor research relating to the diagnosis and treatment of Alzheimer’s Disease and other amyloidosis disorders, in exchange for a payment by Axonyx of $25,000 upon signing of the agreement, sixteen consecutive quarterly payments of $75,000 beginning on April 1, 1997, and 600,000 shares of common stock with a fair value at time of issuance of $240,000 (issued to NYU and its scientists, collectively “NYU stockholders”).  The agreement also provides for payments to NYU aggregating to $525,000, with an aggregate of $175,000 payable upon achieving two clinical and regulatory milestones for each of the three types of licensed products.  In addition, the Company has agreed to pay NYU royalties of up to 4% of the first $100 million net sales related to products covered and 2% thereafter under the agreement with minimum royalty payments of $150,000 beginning in 2004 through the expiration or termination of the agreement, as defined.  During 2003, the Company reimbursed NYU for $36,000 relating to patent costs.  Through December 31, 2003, the Company has paid $1,261,000 to NYU under the agreement.

In addition, in connection with the agreement entered into with NYU and its scientists, the Company granted additional shares of the Company’s common stock pursuant to certain anti-dilution provisions at a purchase price of $.001 per share.  The agreements provided for the purchase of additional shares based on a formula of the Company’s capital raising activities.  During 1999, the Company recorded a charge of approximately $1,965,000 representing the 305,074 shares deemed issuable (which were issued in 2000) for nominal consideration under the agreement.  In 2000, the Company issued an additional 12,295 shares to NYU as final consideration under the anti-dilution provisions and recorded a charge of $138,000.

Pursuant to the agreement, as amended, the Company or its sub-licensees must achieve certain development milestones, including approval to market in the United States and Europe by December 2009.  If these milestones are not achieved, the rights may revert back to NYU.  The October 2002 amendment contained releases and waivers of default by NYU and the Company.

[2]	Agreement with Cure, L.L.C. (“CURE”):

In February, 1997, the Company entered into a sub-license agreement (“CURE Agreement”) with CURE pursuant to which the Company received the rights covering the patents that CURE obtained through the “PHS Patent License Agreement-Exclusive” it entered into with the Public Health Service.  Such licensed rights cover the Company’s acetylcholinesterase inhibitor, Phenserine and its analogs, and certain butyrylcholinesterase inhibitor compounds.  The CURE Agreement provided for a payment by the Company of $15,000 upon signing of the agreement and a payment of $10,000 six months after the signing of the agreement.  The CURE Agreement also provides for payments to CURE aggregating $600,000 when certain clinical and regulatory milestones are achieved.  In addition, the Company has agreed to pay CURE royalties, of up to 3% of the first $100 million and 1% thereafter, of net product sales and sub-license royalties, as defined under the agreement, with minimum annual royalty payments of $10,000 beginning on January 31, 2000, increasing to $25,000 per annum on commencement of sales of the product until the expiration or termination of the agreement.  Any royalty payments made to CURE shall be credited against the minimum payments.  Through December 31, 2003, the Company has paid $90,000 under the CURE Agreement.  The agreement, as amended, sets certain deadlines by which the Company must achieve development milestones.  If these milestones are not achieved, the rights may revert back to CURE.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

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

In 2000, the Company and Serono finalized a definitive Licensing Agreement, pursuant to which the exclusive worldwide patent rights to the Axonyx’s AIP and PIP technology were granted to Serono.  The Company received a nonrefundable, noncreditable license fee of $1.5 million, which was recognized as revenue since the Company is not responsible for any ongoing research and development activities or any other services with respect to this arrangement and it represented the culmination of a separate earnings process.

In April 2003, Axonyx received a milestone payment of $1,000,000 from Serono under the terms of the license agreement, which was triggered when Serono initiated a Phase I clinical trial with a patented product.

Pursuant to the Licensing Agreement, the Company may receive milestone payments in the future aggregating up to $20 million if the following milestones are met:

	Patented Product	Other Product

Start of Phase I clinical trial		$1,000,000
Start of Phase III clinical trial	$2,000,000	1,500,000
Health Registration submission	4,000,000	2,000,000
Health Registration approval	7,000,000	2,500,000

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

Any decision by Serono to delay or terminate development would mean that additional milestone payments would in turn either be delayed or eliminated.

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

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE C - DEVELOPMENT AND LICENSING AGREEMENTS  (CONTINUED)

[5]	Agreement with Thomas Jefferson University:

In April 2001, the Company entered into an agreement with Thomas Jefferson University pursuant to which the Company agreed to fund a research program for two years at a cost of $125,000 per year.  The research program relates to Gilatide, a peptide, and related analog compounds that potentially will enhance memory and cognition.  The agreement also provides for payments to Thomas Jefferson University aggregating $300,000 when certain regulatory milestones are achieved.  In addition, the Company has agreed to pay royalties of 2% of the first $50 million of net sales and 1% thereafter.  Thomas Jefferson University granted the Company certain rights to acquire from the University intellectual property relating to the Gilatide technology and to any invention arising out of the research program.  This agreement expired during 2003 and was not renewed.

[6]	Agreement with NOTOX:

During 2002, the Company awarded a contract of approximately $1.25 million to NOTOX Safety and Environmental Research B.V. for research and development activities relating to Phenserine.  Research and development expenses for the years ended December 31, 2003 and 2002 include $406,000 and $493,000 respectively, relating to this contract.

[7]	Other:

(a)

The Company entered into agreements with three individuals relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease.  Pursuant to these agreements, the Company is obligated for a three-year period commencing October 1, 2002 to fund Australian $90,000 (approximately $49,000 in US dollars) per year.  Under the agreements, all of the rights, title and interest relating to a patent application concerning the assay method was assigned in return for revenue sharing upon commercialization of the assay method.  The Company also agreed to pay certain legal fees on behalf of the assignors, which are creditable against future royalties payable under the revenue sharing provisions.  The Company entered into a consulting agreement with one of the three individuals for a three-year period, commencing September 1, 2002 for Australian $20,000 (approximately $11,000 in US dollars) per year.

(b) During 2002, three other research projects were terminated, which were being conducted by Indiana University and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research.

NOTE D - INCOME TAXES

At December 31, 2003, the Company has available a net operating loss carryforward of approximately $12,007,000, expiring through 2023, that may be used to offset future federal taxable income.  At December 31, 2003, the Company also has a research and development credit carryforward of approximately $654,000 available to offset future federal income tax.  The use of net operating loss and research and development credit carryforwards are subject to limitation in the event of a change in the Company’s ownership as defined by the Internal Revenue Code.  The ability of the Company to utilize its net operating losses and research and development credit in future years may be limited in accordance with the provision of Sections 382 and 383 of the Internal Revenue Code.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE D - INCOME TAXES  (CONTINUED)

At December 31, 2003 there are $17,714,000 of timing differences in reporting items for tax and financial accounting purposes, relating to research and development expenses and stock option charges.  At December 31, 2003, and 2002, the Company has deferred tax assets of approximately $14,261,000 and $10,483,000, respectively.  The deferred tax asset at December 31, 2003 is comprised of the tax effect of the net operating loss carryforwards ($5,497,000), the timing differences ($7,169,000 for capitalized research and development expenses and $941,000 for stock-based compensation) and the research and development credit carryforwards ($654,000).  The deferred tax asset at December 31, 2002 is comprised of the tax effect of the net operating loss carryforwards ($4,113,000) the timing differences ($5,422,000 for capitalized research and development expenses and $470,000 for stock-based compensation) and the research and development credit carryforwards ($478,000).  The Company has not recorded a benefit from its deferred tax asset because realization of the benefit is uncertain.  Accordingly, a valuation allowance, which increased by approximately $3,778,000, $2,755,000 and $3,928,000 during 2003, 2002 and 2001, respectively, has been provided for the full amount of the deferred tax asset.

NOTE E - RELATED PARTY TRANSACTIONS

In 2002 and 2001, the Company received data management and reporting services from Clinfo Systems, LLC (“Clinfo”) in connection with certain clinical trials being conducted.  A former officer of the Company is a founding member and fifty percent owner of Clinfo.  The Company incurred $57,000 and $370,000 of expenses in 2002 and 2001, respectively, from services provided by Clinfo.

NOTE F - STOCKHOLDERS’ EQUITY

[1]	Sale of common stock and warrants:

During 2001, the Company sold 1,970,000 shares of common stock with 985,000 warrants yielding net proceeds of $6,016,000 after deducting offering costs of $404,000. In addition, the Company issued 100,000 warrants to the placement agent.  The 1,085,000 warrants were exercisable through December 4, 2003 at $3.91 per share.

In December 2002, the Company sold 6,486,000 shares of common stock with 3,243,000 warrants yielding net proceeds of $4,477,000 after deducting offering costs of $391,000. The gross proceeds of $4,868,000 was collected in 2003.  The warrants are exercisable through December 2007 at $0.69 per share.  In addition, the Company issued 200,000 warrants on January 15, 2003 to a consultant to the Company related to the transaction.  The 200,000 warrants are exercisable through January 15, 2008 at $1.00 per share.  At December 31, 2002 the Company had $1,453,000 in an escrow account and $3,415,000 of stock subscription receivable, which were received in January 2003.

In June 2003, the Company received proceeds of $575,000 in connection with a private placement of 230,000 shares of common stock.

In September 2003, the Company received net proceeds of $23,438,000 from a private placement of 7,477,000 shares of common stock and 5,607,000 warrants.  The warrants are exercisable through September 2008 at $3.50 per share.

During 2003, the Company received proceeds of $3,311,000 from the exercise of warrants into 2,314,000 shares of common stock.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE F - STOCKHOLDERS’ EQUITY  (CONTINUED)

[2]	Warrants:

At December 31, 2003, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date	Call Price

475,000	$5.00	June 3, 2005
5,463,000	3.50	September 11, 2008
66,000	7.12	January 4, 2004
753,000	11.00	August 1, 2004	$20.00
24,000	6.81	February 13, 2006
2,038,000	.69	December 31, 2007
33,000	5.00	December 19, 2008
200,000	1.00	January 15, 2008

9,052,000

Certain warrants are subject to call by the Company if the average closing bid price of the Company’s common stock is equal to or greater than the call price for a specified period.

The weighted average exercise price of warrants outstanding at December 31, 2003 was $3.56 and the weighted average remaining contractual life of the warrants was 3.98 years.

[3]	Stock options:

During 1998, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (“1998 Plan”), which provides for the granting of options to purchase up to 2,000,000 shares of common stock, pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options.  Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.  Vesting of 1998 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by the Board of Directors.

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

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE F - STOCKHOLDERS’ EQUITY  (CONTINUED)

[3]	Stock options: (continued)

Pursuant to the 2000 stock option plan as amended, 750,000 options were added to the share reserve effective January 1, 2003 and January 1, 2004.

For the years ended December 31, 2003, 2002 and 2001, the Company granted 300,000, 67,500 and 558,000 options, respectively, to consultants and recorded expenses of $570,000, $215,000 and $615,000, respectively, relating to the vested portion of these options.  Accrued expenses at December 31, 2003, 2002, and 2001 include an additional $460,000, $56,000 and $154,000, respectively, for the estimated fair value of unvested options issued to consultants.

Stock option activity under the 1998 Plan is summarized as follows:

	Year Ended December 31,

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options at beginning of year	1,790,000	$6.37	1,971,000	$6.66	1,985,000	$6.74
Options issued	50,000	1.11	8,000	1.35	28,000	3.87
Options exercised	(50,000)	.02
Options forfeited	(415,000)	8.68	(189,000)	9.14	(42,000)	8.80

Options at end of year	1,375,000	5.72	1,790,000	6.37	1,971,000	6.66

Options exercisable at end of year	1,313,000	5.77	1,528,000	5.94	1,260,000	5.89

The 1998 Plan terminated January 15, 2003.

Stock option activity under the 2000 Plan is summarized as follows:

	Year Ended December 31,

	2003		2002		2001

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Options at beginning of year	1,671,000	$3.45	924,000	$4.22	120,000	$7.91
Options issued	1,107,000	2.08	847,000	2.57	804,000	3.67
Options forfeited	(40,000)	5.54	(100,000)	3.16

Options at end of year	2,738,000	2.86	1,671,000	3.45	924,000	4.22

Options exercisable at end of year	1,537,000	3.25	710,000	4.14	284,000	4.70

As of December 31, 2003, 12,000 options are available for future grant under the 2000 Plan.  The Company has agreed to grant 319,000 options, with exercise prices ranging from $3.61 to $3.76, effective January 1, 2004.  These awards will result in aggregate compensation charges of $387,000, which will be recognized over the related vesting periods.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE F - STOCKHOLDERS’ EQUITY  (CONTINUED)

[3]	Stock options: (continued)

Stock option activity outside the Plans is summarized as follows:

	Year Ended December 31,

	2003		2002		2001

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Options at beginning of year	129,000	$7.81	129,000	$7.81	112,000	$8.54
Options issued	275,000	3.06			17,000	3.84
Options forfeited	(29,000)	6.72

Options at end of year	375,000	4.41	129,000	7.81	129,000	7.81

Options exercisable at end of year	207,000	5.63	124,000	8.17	95,000	8.17

Additional information with respect to option activity is summarized as follows:

	December 31, 2003

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractually (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$.02-$.84	212,000	6.55	$.45	151,000	$.45
$1.00 - $1.35	797,000	9.10	1.09	262,000	1.09
$2.07 - $3.16	1,856,000	6.40	2.96	1,340,000	2.95
$3.61 - $5.50	751,000	5.79	4.20	457,000	4.26
$7.00 - $9.00	563,000	5.44	7.99	563,000	7.99
$9.50 - $11.50	309,000	6.06	10.47	284,000	10.56

	4,488,000	6.64	3.87	3,057,000	4.50

NOTE G - COMMITMENTS AND OTHER MATTERS

The Company occupied office space under a sublease which expired in February 2003.  Upon expiration of the lease, the Company’s corporate offices were relocated and a short-term renewable lease was executed.  There are no minimum future annual rental payments.

Rent expense was approximately $112,000, $268,000 and $275,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

See Note C with respect to the Company’s obligations pursuant to various research and development agreements.

AXONYX INC.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE H - Quarterly Results (Unaudited)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2003:
Revenue		$1,000,000
Net loss	$(1,575,000)	$(1,247,000)	$(1,803,000)	$(3,481,000)
Loss per share - basic and diluted (a)	(0.07)	(0.05)	(0.07)	(0.10)

2002:
Revenue
Net loss	$(1,640,000)	$(1,879,000)	$(1,489,000)	$(1,248,000)
Loss per share - basic and diluted (a)	(0.10)	(0.11)	(0.09)	(0.07)

(a)

Per common share amounts for the quarters and full year have been calculated separately.  Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.

NOTE I - SUBSEQUENT EVENTS (UNAUDITED)

[1]	OXIS acquisition:

In January 2004, the Company entered into agreements to acquire approximately 53% of the outstanding voting stock of OXIS International Inc. (“OXIS”).  OXIS is a biopharmaceutical/diagnostic company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress.  Under the terms of separate agreements entered into with several holders of OXIS common stock, the Company acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for the issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock which the Company has agreed to register in the near future.  The Company’s Chairman and Chief Executive Officer owns 1,161,532 shares of OXIS common stock, representing approximately 4% of OXIS’s voting stock.  Those shares of OXIS common stock are not being acquired.

The aggregate purchase price was $8,259,000 which includes the fair value of the Company’s common shares that were issued as consideration and transaction costs.

[2]	Private placement:

In January 2004, we completed a private placement for $50 million of securities through the sale of 9,650,183 shares of common stock at $5.15 per share with new and existing institutional investors.  This placement also involves the acquisition by the investor group of five-year warrants to purchase an additional 2,412,546 shares of the Company’s stock at an exercise price of $7.25 per share.

AXONYX INC.

Exhibits filed with Annual Report on Form 10-K for the fiscal year ended December 31, 2003

10.32	Change of Control Agreement dated as of March 30, 2004 between Axonyx and Marvin S. Hausman

10.33	Change of Control Agreement dated as of March 30, 2004 between Axonyx and Gosse Bruinsma

10.34	Change of Control Agreement dated as of March 30, 2004 between Axonyx and S. Colin Neill

23.1	Consent of Eisner LLP, Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Amended and Restated Charter, Audit Committee

99.2	Amended and Restated Charter, Compensation Committee

99.3	Charter, Nominating/Governance Committee

II-1