Form 10-Q
period 2004-06-30
AXONYX INC
filed 2004-08-11
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 10, 2004, there were 51,706,222 shares of the registrant’s common stock outstanding.

AXONYX INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,341,000	$28,780,000
Accounts receivable	198,000
Inventories	318,000
Other current assets	305,000

Total current assets	94,162,000	28,780,000

Equipment, net	73,000	24,000

Technology for developed products, net	7,208,000
Patents and patents pending, net	878,000
Security deposit	18,000	11,000

	$102,339,000	$28,815,000

LIABILITIES
Current liabilities:
Accounts payable	$3,380,000	$1,284,000
Accrued expenses	1,614,000	880,000
Note payable	160,000
Convertible bridge loans	261,000

Total liabilities	5,415,000	2,164,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 150,000,000 and 75,000,000 shares authorized;
as of 2004 and 2003 respectively; 51,271,555 and 33,919,948 shares
issued and outstanding in 2004 and 2003 respectively	51,000	34,000
Additional paid-in capital	143,968,000	60,345,000
Unearned compensation - stock options	(210,000)	—
Accumulated comprehensive loss	(34,000)
Accumulated deficit	(46,851,000)	(33,728,000)

Total stockholders’ equity	96,924,000	26,651,000

Total liabilities and stockholders’ equity	$102,339,000	$28,815,000

See notes to condensed consolidated financial statements. 1

AXONYX INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$433,000	$1,000,000	$911,000	$1,000,000
Cost of revenue	238,000		504,000

Gross profit	195,000	1,000,000	407,000	1,000,000

Costs and expenses:
Research and development	5,782,000	$1,249,000	9,834,000	$2,276,000
Sales, general and administrative	2,127,000	1,017,000	4,498,000	1,590,000

	7,909,000	2,266,000	14,332,000	3,866,000

Loss from operations	(7,714,000)	(1,266,000)	(13,925,000)	(2,866,000)

Other income (expense)
Interest income	241,000	15,000	426,000	37,000
Foreign exchange	34,000	4,000	(37,000)	7,000
Gain on issuance of subsidiary stock	55,000		55,000
Financing fees	(164,000)		(300,000)
Interest expense	(13,000)	—	(25,000)	—

Net loss before minority interest in subsidiary	(7,561,000)	(1,247,000)	(13,806,000)	(2,822,000)

Minority interest in loss of subsidiary	429,000	—	683,000	—

Net loss	(7,132,000)	(1,247,000)	(13,123,000)	(2,822,000)

Comprehensive loss
Foreign currency translation adjustment	(34,000)		(34,000)

Comprehensive loss	$(7,166,000)	$(1,247,000)	$(13,157,000)	$(2,822,000)

Net loss per common share	$(0.14)	$(0.05)	$(0.28)	$(0.12)

Weighted average shares-basic and diluted	50,056,812	24,138,566	47,586,535	23,943,202

See notes to condensed consolidated financial statements. 2

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock			Unearned		Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Compensation Stock Options	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance - December 31, 2003	33,919,948	$34,000	$60,345,000	$—	$(33,728,000)	$—	$26,651,000

Issuance of common stock and warrants - net of expenses	12,727,106	13,000	64,745,000				64,758,000

Issuance of common stock for the acquisition of 53% of
Oxis International Inc.	1,618,061	1,000	8,193,000				8,194,000

Issuance of common stock options and warrants
for consulting services			1,234,000				1,234,000

Issuance of common stock options			387,000	(387,000)			—

Exercise of common stock warrants and options	3,001,441	3,000	9,064,000				9,067,000

Amortization				177,000			177,000

Foreign currency translation adjustment						(34,000)	(34,000)

Net loss	—	—	—	—	(13,123,000)	—	(13,123,000)

Balance - June 30, 2004	51,266,556	$51,000	$143,968,000	$(210,000)	$(46,851,000)	$(34,000)	$96,924,000

See notes to condensed consolidated financial statements. 3

AXONYX INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net Loss	$(13,123,000)	$(2,822,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	443,000	8,000
Amortization of deferred financing costs	300,000
Minority interest in net loss of subsidiary	(683,000)
Compensation related to common stock issued for services	47,000	213,000
Compensation related to options and warrants issued for services	1,411,000	81,000
Gain on issuance of subsidiary stock	(55,000)
Changes in:
Accounts receivable	69,000
Inventory	(23,000)
Other current assets	(128,000)	(93,000)
Other assets	25,000	46,000
Accounts payable	1,546,000	(103,000)
Accrued expenses and other	456,000	(271,000)
Accrued stock based compensation	(80,000)	73,000

Net cash used in operating activities	(9,795,000)	(2,868,000)

Cash flows from investing activities:
Cash acquired in connection with Oxis acquistion	714,000
Costs related to Oxis acquistion	(52,000)
Additions to patents	(150,000)
Purchase of equipment	(31,000)	—

Net cash provided from investing activities	481,000	—

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	64,758,000	3,243,000
Net proceeds from exercise of common stock options and warrants	9,067,000
Net proceeds from exercise of common stock options in Oxis	50,000
Collection of stock subscriptions receivable and cash held in escrow	—	4,868,000

Net cash provided from financing activities	73,875,000	8,111,000

Net increase in cash and cash equivalents	64,561,000	5,243,000
Cash and cash equivalents at beginning of period	28,780,000	3,021,000

Cash and cash equivalents at end of period	$93,341,000	$8,264,000

Supplemental disclosures of non-cash financing activity
Common stock issued in connection with acquisition	$8,194,000
Unearned compensation recorded for common stock options issued	$387,000

See notes to condensed consolidated financial statements. 4

Notes to Condensed Consolidated Financial Statements

(1) Financial Statement Presentation

          The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, and the results of operations for the quarterly and six month periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2003, included in the Company’s Form 10-K filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

(2) Acquisition of OXIS International, Inc.

          On January 15, 2004, the Company entered into agreements to acquire approximately 53% of the outstanding voting stock of OXIS. OXIS is a biopharmaceutical company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress. Under the terms of separate agreements entered into with several holders of OXIS common stock, the Company acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for the issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock, which the Company registered in May 2004. The Company’s Chairman and Chief Executive Officer owns 1,161,532 shares of OXIS common stock, representing approximately 4% of the OXIS’s voting stock. Those shares of OXIS’s common stock were not acquired.

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

The following pro forma information gives effect to the acquisition as if it had occurred on the first day of each of the quarters and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total revenues	$433,000	$1,661,000	$1,000,000	$2,210,000
Net loss including minority interest in subsidiary	(7,561,000)	(1,713,000)	(13,922,000)	(3,625,000)
Net loss	(7,132,000)	(1,582,000)	(13,199,000)	(3,424,000)
Basic and diluted net loss per common share	(0.14)	(0.06)	(0.28)	(0.13)

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

          The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Reported net loss attributable to
common stockholders	$(7,132,000)	$(1,247,000)	$(13,123,000)	$(2,822,000)

Stock-based employee compensation included
in net loss	32,000		177,000

Stock-based employee compensation determined
under the fair value based method	(452,000)	(1,303,000)	(1,243,000)	(1,721,000)

Minority interest in stock-based employee
compensation determined under the fair value
based method	52,000		58,000

Pro forma net loss	$(7,500,000)	$(2,550,000)	$(14,131,000)	$(4,543,000)

Loss per common share attributable to common
stockholders (basic and diluted):
As reported	$(0.14)	$(0.05)	$(0.28)	$(0.12)

Pro forma	$(0.15)	$(0.11)	$(0.30)	$(0.19)

6

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

          In May 2004, we completed a private placement for $20 million of securities through the sale of 3,076,923 shares of common stock at $6.50 per share with new institutional investors. This placement also involved the acquisition by the investor group of five-year warrants to purchase an additional 923,077 shares of the Company’s stock at an exercise price of $8.50 per share.

(5) Operating Segments

          The Company is organized into two reportable segments: Axonyx and OXIS. While OXIS has historically been organized into two reportable segments (health products and therapeutic development), OXIS currently manages its operations in one segment in order to better monitor and manage its basic business: the development of research diagnostics, nutraceutical and therapeutic products.

          The following table presents information about the Company’s two operating segments:

	Axonyx Inc.	Oxis Int’l Inc.	Total
Quarter ended June 30, 2004
Revenue including minority interest		$433,000	$433,000
Segment loss	$(6,402,000)	$(730,000)	$(7,132,000)

Quarter ended June 30, 2003
Revenue including minority interest	$1,000,000		$1,000,000
Segment loss	$(1,247,000)		$(1,247,000)

Six months ended June 30, 2004
Revenue including minority interest		$911,000	$911,000
Segment loss	$(12,105,000)	$(1,018,000)	$(13,123,000)
Segment assets including minority
interest at June 30, 2004	$99,581,000	$2,758,000	$102,339,000

Six months ended June 30, 2003
Revenue including minority interest	$1,000,000		$1,000,000
Segment loss	$(2,822,000)		$(2,822,000)
Segment assets at June 30, 2003	$8,398,000		$8,398,000

7

(6) Related Party Transaction

          In June 2004, Axonyx Inc., which holds a controlling interest in OXIS International, Inc., loaned OXIS $1.2 million, which will be due and payable in one year or until a qualified financing occurs (whichever is earlier). Interest on this loan accrues at 7% per annum and is payable quarterly. This loan is partially secured by certain assets of OXIS. The loan, in the form of a one-year secured note, will be used to continue the advancement of OXIS’ oxidative stress programs and other working capital purposes.

(7) Subsequent Event

          In July 2004, Axonyx and Serono International, S.A. (NYSE: SRA) signed a non-binding Memorandum of Understanding (MOU) for the research and joint development of therapeutic compounds (including the Amyloid Inhibitory and Prion Inhibitory Peptides described in more detail in Item 2 below) and diagnostic technologies in the field of protein mis-folding disorders such as Parkinson’s Disease, Down’s Syndrome, Diabetic disorders, Lou Gehrig’s Disease, Alzheimer’s Disease, Transmissible Spongioform Encephalopathies (TSE’s) i.e. Mad Cow Disease (BSE) and Creutzfeldt Jakob Disease new variant (CJDnv).

          The MOU proposes that Serono and Axonyx each will transfer certain technologies and proprietary rights to a public entity they will jointly acquire, including technologies previously licensed by Axonyx to Serono, as well as additional related intellectual property and expertise subsequently developed by Serono. In addition to contributing specifically enumerated technologies to the new venture, Axonyx will invest $5 million. The parties anticipate that some time after its formation, the new venture will then separately raise additional capital in the public markets to fund its research and development activities. The ultimate objective is to form a company that will specialize in the development of therapeutic compounds for the diagnosis and treatment of protein mis-folding disorders.

          Under the terms of the MOU, the Chief Operating Officer of the new venture will be Dr. Silvano Fumero, formerly the head of research and development at Serono, and the parties anticipate that the new venture will enter into a collaborative research agreement with Creabilis Therapeutics srl, a private company controlled by Dr. Fumero. The Chief Scientific Officer will be Dr. Claudio Soto, who was responsible for the initial discovery and development of the key technology that will be contributed to the joint venture. Axonyx will have a majority of the voting stock of the new venture and initially will designate all of its directors.

          Serono will have the exclusive option to license key technologies that have successfully completed Phase II clinical trials, in which case milestone payments and royalties would be payable to the new venture by Serono based on the attainment of certain milestones and commercialization. If Serono does not exercise such option for a particular drug compound, upon successful commercialization of the drug compound, the new venture would pay royalties to Serono.

          The execution of the MOU by the parties is a result of previously disclosed discussions about alternative structures and collaborations to current licensing arrangements covering the amyloid and prion inhibitory peptide technologies.

          Following the signing of the MOU, the parties have been negotiating the terms of definitive agreements. Although there is no assurance that a closing will occur, the parties hope to be able to finalize documents and consummate the transactions in the near future.

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

          We out-source all of our pre-clinical and clinical research and development, utilizing contract research organizations, or CROs, and sponsored research arrangements. We have contracted with several CROs to undertake the pre-clinical and clinical development of Phenserine. We have entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS has the rights to conduct research and development on certain of our licensed technologies. We received an up-front fee and a milestone payment, and may receive future milestone payments and royalties, under the License Agreement. We are currently renegotiating our arrangement with Serono as discussed in note (7) to the condensed consolidated financial statements contained elsewhere herein. We do not currently maintain any laboratory or research premises.

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

          In early June 2003, we initiated a Phase IIb clinical trial designed to evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients. The beta amyloid protein is one of more than a dozen types of amyloid proteins found in the body. Beta amyloid is derived from the beta-amyloid precursor protein normally present in the brain of healthy individuals in small quantities. Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in AD and Down’s Syndrome. In AD, the beta-amyloid protein undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain. The beta-amyloid precursor protein is present in the cell wall of numerous cells within the body including nerve cells of the brain. Beta-amyloid protein is derived from this larger protein. In late June 2003 we also initiated a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine on AD patients. In June 2004 we completed enrollment in the 1st Phase III trial and initiated a 2nd Phase III trial with 450 patients.

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

          We have initiated the preclinical development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD, and given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of Tolserine, another acetylcholinesterase inhibitor and one of our butyrylcholinesterase inhibitors. Acetylcholinesterase inhibitors are drugs designed to selectively inhibit acetylcholinesterase. Butyrylcholinesterase is an enzyme that is normally found widely in the body. Its function in the central nervous system remains to be fully understood. Amongst other roles, it degrades acetylcholine, a primary neurotransmitter in the brain. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD. This enzyme also functions to degrade a number of drugs and natural products and is involved in their elimination from the body.

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

          On May 2, 2000, ARS, a subsidiary of Serono, exercised its right to license certain of our patent rights under the Development Agreement and Right to License signed with us in May of 1999. Under that agreement, ARS paid us a $250,000 non-refundable fee for the right to license. Pursuant to the resulting License Agreement, which became effective on September 15, 2000, ARS acquired exclusive worldwide patent rights to our AIP and Prion Inhibitory Peptide technologies, called the Licensed Products. In conjunction with the signing of the License Agreement with ARS, we generated $1.5 million of revenue in the form of an up-front license fee. We received a milestone payment of $1 million in April 2003 from ARS in relation to the initiation of a Phase I clinical trial with a licensed AIP compound. We may generate additional revenues from ARS if they reach certain development milestones concerning the licensed compounds or other products and related intellectual property, although additional milestone payments did not occur in fiscal year 2003. The Company could receive milestone payments from ARS in an aggregate amount of $13 million if the Licensed Product involved is a patented product covered by the sub-licensed patents and patent applications and it achieves certain developmental milestones up through health registration approval. The amount of aggregate milestone payments through health registration approval would be $7 million if the Licensed Product involved was developed by Serono during the one year term of the Development Agreement we entered into with ARS in May 1999. We cannot assure you that licensed compounds or products will reach any particular stage of development requiring a milestone payment, that licensed compounds or products will ever reach the market and give rise to royalty payments, or that additional revenues from patent licensing will be generated or that Serono will continue with any research and development activities. However, we are currently renegotiating the terms of the Serono agreement as described in note (7) to the condensed consolidated financial statements contained elsewhere herein.

          Through our sublicense with ARS, Serono has the right to conduct research and development work on compounds called Prion Inhibitory Peptides designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

          We are also funding research at Monash University in Australia relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease. We have signed a Research Agreement with the principal researcher, David Henry Small, Ph.D., to fund this research over a three-year period ending in May 2005. It is anticipated that the Axonyx rights to the assay may be transferred to the Serono-Axonyx public entity as described in note (7) to the condensed consolidated financial statements contained elsewhere herein.

          In December 2000, The Company incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands. Gosse Bruinsma, M.D., currently the President and Chief Operating Officer of Axonyx Inc., was appointed the President of Axonyx Europe BV. The majority of our clinical development activities and a significant amount of our preclinical development activities are carried out in Europe. The Axonyx Europe BV office manages, directs, and controls these activities. Axonyx Europe BV explores and pursues in-licensing and out-licensing opportunities for The Company’s licensed technologies in Europe and elsewhere, and facilitates communication with The Company’s European shareholders and Serono.

          We have incurred negative cash flows from operations since the inception of the Company in 1997. Our net losses for the three fiscal years ended 2001, 2002, and 2003 were $8,144,000, $6,256,000 and $8,106,000 respectively. As of June 30, 2004, we had an accumulated deficit of $46,851,000 and our operating losses are continuing. Except for OXIS, we have no products available for sale and we do not expect to have any products commercially available for several years, if at all.

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

RESULTS OF OPERATIONS

Revenues

          The Company had revenue of $433,000 and $1,000,000 for the three months ended June 30, 2004 and 2003, respectively. The Company had revenue of $911,000 and $1,000,000 for the six months ended June 30, 2004 and 2003, respectively. Revenue in 2004 was derived from the sale of research assays and fine chemicals at Oxis. In April 2003, Axonyx received a milestone payment of $1,000,000 from Serono International S.A. (Serono) under the terms of a license agreement for beta-sheet breaker technology that was signed in September 2000. The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta-sheet breaker peptide for the potential treatment of Alzheimer’s disease.

Costs of Sales

          The Company’s costs of sales were entirely related to its majority owned subsidiary, OXIS. The percentage of cost of sales for both the quarter and six months ended June 30, 2004, was 55%.

Research and Development

          Research and development expenses were $5,782,000 and $1,249,000 for the quarters ended June 30, 2004 and 2003, respectively. Research and development expenses were $9,834,000 and $2,276,000 for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily attributable to the ongoing Phase IIB and Phase III pivotal trials underway in Europe. These trials commenced in June 2003. In June 2004, we have initiated a 2nd Phase III trial and incurred start up costs including the initial investigators meeting. Addditionally, preclinical studies in carcinogenicity and Absorption, Distribution, Metabolism and Excretion (ADME) increased by $727,000 from the same six month period in 2003.

Sales, General and Administrative

          Sales, general and administrative expenses were $2,127,000 and $1,017,000 for the quarters ended June 30, 2004 and 2003, respectively. Sales, general and administrative expenses were $4,498,000 and $1,590,000 for the six months ended June 30, 2004 and 2003, respectively. Non-cash charges relating to stock option grants to consultants was $1,248,000 compared to $154,000 in the six months ended June 30, 2004 and 2003, respectively. $1,743,000 of sales, general and administrative expenses relate to OXIS. The OXIS expenses include $525,000 in severance and legal costs attributed to the change of control to Axonyx.

Other Income (Expense)

          Interest income was $241,000 and $15,000 for the quarters ending June 30, 2004 and 2003, respectively. Interest income was $426,000 and $37,000 for the six months ended June 30, 2004 and 2003. The increase reflects the higher cash and cash equivalent balances held in 2004 resulting from the cash collected from several private placements occurring in late 2003 and 2004.

          Foreign exchange for the six months ended June 30, 2004, was a loss of $37,000 compared to a foreign exchange gain of $7,000 for the six months ended June 30, 2003. The loss reflects the increased transactions in Euro denominated currency and the valuation changes between the Euro and the U.S. dollar.

          Gain on issuance of subsidiary stock was $55,000 for the quarter and six months ended June 30, 2004. This gain results from common stock issued in OXIS.

          Financing fees and interest expense reflect the cost of borrowing incurred by OXIS in obtaining temporary short term financing.

Net Loss

          The Company experienced net losses of $7,132,000 ($0.14 per share-basic and diluted) and $1,247,000 ($0.05 per share-basic and diluted) for the quarters ended June 30, 2004 and 2003, respectively. The Company experienced net losses of $13,123,000 ($0.28 per share-basic and diluted) and $2,822,000 ($0.12 per share-basic and diluted) for the six months ended June 30, 2004 and 2003, respectively. The increase in the net loss is primarily due to the expense of the ongoing Phase IIB and Phase III clinical trials for Phenserine, initiation of the 2nd Phase III clinical trial, an increase in the non-cash stock and option charges and our share of the net loss of OXIS.

Comprehensive Loss

          The Company reported for the quarter and six months ended June 30, 2004, a $34,000 foreign currency translation adjustment occurring in the OXIS subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2004, we had $93,341,000 in cash and cash equivalents, and $88,747,000 in working capital. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

          Net cash used in operating activities for the six months ended June 30, 2004, was $9,795,000 resulting from a net loss of $13,123,000, offset in part by an increase in accounts payable and accrued expenses of $2,002,000, and stock and option based compensation of $1,458,000 and depreciation expense of $443,000. Net cash used in operating activities for the six months ended June 30, 2003, was $2,868,000 resulting from a net loss of $2,822,000, a decrease in accounts payable and accrued expenses of $374,000 and stock and option based compensation of $294,000.

          Net cash provided from investing activities was $481,000 for the six months ended June 30, 2004. $714,000 was acquired in connection with the Oxis acquisition offset in part by costs related to additions to patents, the acquisition of OXIS and office equipment purchases.

          Net cash from financing activities for the six months ended June 30, 2004, was $73,875,000. In January we received net proceeds of $46,394,000 from a private placement of $50,000,000 of securities through the sale of 9,650,183 shares of common stock and warrants. In May we received net proceeds of $18,364,000 from the private placement of $20,000,000 of securities through the sale of 3,076,923 shares of common stock and warrants. Additionally, we received $9,067,000 during the period from the exercise of stock options and warrants and $50,000 from the exercise of common stock options in OXIS.

          Net cash from financing for the six months ended June 30, 2003, was $8,111,000 of which $4,868,000 was from the collection of stock subscriptions receivable held in escrow from a private placement of shares of common stock and warrants that closed on December 31, 2002. Net cash from financing in June 2003, was $3,243,000. In June 2003, we received aggregate gross proceeds of approximately $2.3 million and issued 919,130 shares of common stock upon the exercise of warrants by fifteen holders of AXC warrants pursuant to a special offer. In June 2003, we raised aggregate gross proceeds of $575,000 through the sale of 230,000 shares of common stock at $2.50 per share in a private placement with four European accredited investors. Also in June 2003, we received gross proceeds of approximately $345,000 and issued approximately 775,000 shares to holders of AXD warrants who exercised their warrants.

          We currently have contracts with JSW Research of Austria, to undertake the ongoing Phenserine Phase IIb and Phase III clinical trials. We also have contracts with other CROs to provide services relating to Phenserine research and development activities including completing pre-clinical tests on the final drug formulation of Phenserine, undertaking carcinogenicity studies, bio-assays of blood plasma samples, and finalizing drug stability studies. We are currently finalizing a contract with a large CRO to conduct a second pivotal cognition Phase III trial for Phenserine. This multi-year contract is expected to be in the range of $20 million, depending upon the number of patients to be included in the trial. The studies commenced in 3rd quarter 2004 and are expected to run 24 to 30 months. Finally, under our Research Agreement we are funding a two year research program at the laboratory of Dr. David Small at Monash University in Australia concerning an assay method that is designed to screen potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid. This research project is anticipated to cost approximately $75,000 in 2003, and an additional $75,000 in the 2004 year.

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

          We are regularly seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us if the FDA requires us to enroll more patients or to conduct additional pivotal Phase III clinical trials. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the 24 month period ending June 30, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

          The Company’s liquidity and capital resources position is currently adequate to support its own development plans for at least the next 24 months. However, the liquidity and capital resource position of the Company’s majority owned subsidiary, OXIS, standing alone, is not adequate to support its ongoing operations without additional capital. OXIS’ working capital deficit increased during the first six months of 2004 to $1,224,000, from a deficit of $36,000 at December 31, 2003.

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

Executive Stock Trading Program

          In June 2004, the Chairman of the Board and Chief Executive Officer of the Company, Marvin S. Hausman, M.D., adopted a pre-arranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

          Rule 10b5-1 permits officers and directors of public companies to adopt pre-determined plans for selling specified amounts of stock. The plans may be entered into only when the director or officer is not in possession of material, non-public information and may be used to gradually diversify investment portfolios over a period of time.

          Dr. Hausman will only sell shares of stock if the Company’s stock price exceeds $6.00 per share. His plan provides for the first possible sale to be made in the month of July 2004. Since the Company’s stock price did not exceed the $6.00 price, no sales were made in July 2004.

          Under the terms of Dr. Hausman’s one-year plan, he may, prior to July 10, 2005, sell, on a pro rated monthly basis, up to an aggregate of 200,000 shares, which represents approximately 6.4% of the total number of shares and currently exercisable warrants and options he currently holds. Dr. Hausman has adopted his stock selling plan for financial planning purposes and to diversify his personal portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands. We had a net foreign exchange loss of $37,000 for the six months ended June 30, 2004, and a gain of $7,000 for the six months ended June 30, 2003. If the foreign currency rates were to fluctuate by 10% from rates at June 30, 2004 and 2003, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are being conducted in Europe.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

          In May 2004, we completed a private placement for $20 million of securities through the sale of 3,076,923 shares of common stock at $6.50 per share with new institutional investors. This placement also involved the acquisition by the investor group of five-year warrants to purchase an additional 923,077 shares of the Company’s stock at an exercise price of $8.50 per share.

Item 4. Submission of Matters to a Vote of Security Holders

          At the Company’s 2004 Annual Meeting of Shareholders held on June 22, 2004, the Company’s shareholders voted on the following matters:

a.) Election of the following Directors

Director	For	Withheld
Marvin S. Hausman, M.D.	37,024,170	319,400
Gosse B. Bruinsma, M.D.	37,024,170	17,751
Louis G. Cornacchia	37,024,170	31,926
Steven H. Ferris, PhD.	37,024,170	14,425
Gerard J. Vlak, PhD.	37,024,170	16,341
Ralph Snyderman, M.D.	37,024,170	601

b.) Resolution authorizing the amendment of the Company’s restated Articles of Incorporation to increase the authorized number of shares of the Company’s common stock to 150,000,000.

For	Against	Abstain
36,059,654	1,459,767	30,529

c.) Resolution approving the Company’s second amended and restated 2000 stock option plan.

For	Against	Abstain
14,172,558	2,544,619	40,211

d.) Ratification of the selection of independent auditors.

For	Against	Abstain
37,258,966	267,388	23,596

18

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Certificate of Amendment of Restated Articles of Incorporation dated June 28, 2004;

10(a) *	Securities Purchase Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.1 in the current report on Form 8-K previously filed by Axonyx Inc. on May 5, 2004);

10(b) *	Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the current report on Form 8-K previously filed by Axonyx Inc. on May 5, 2004);

31(a)	Rule 13a-14(a) Certification by Chief Executive Officer;

31(b)	Rule 13a-14(a) Certification by Chief Financial Officer;

32(a)	Section 1350 Certification by Chief Executive Officer;

32(b)	Section 1350 Certification by Chief Financial Officer.

*	Previously filed

(b)	Reports on Form 8-K

1.	We filed a Current Report on Form 8-K (item 5) with the Securities and Exchange Commission on January 12, 2004, reporting our press release, “Axonyx Announces $50 Million Private Placement of Common Stock and Warrants”.

2.	We filed a Current Report on Form 8-K (items 2 and 7) with the Securities and Exchange Commission on January 20, 2004, reporting our press release, “Axonyx Inc. today announced that it has entered into agreements to acquire approximately 53% of the outstanding voting stock of OXIS”. We filed a Form 8-K/A amending such form on March 30, 2004, to include Item 7(a) Financial Statements of Business Acquired and Item 7(b) Pro Forma Financial Information.

3.	We filed a Current Report on Form 8-K (item 5) with the Securities and Exchange Commission on May 5, 2004, reporting our press release, “Axonyx Announces $20 million Private Placement of Common Stock and Warrants”.

4.	We filed a Current Report on Form 8-K (item 5) with the Securities and Exchange Commission on June 4, 2004, reporting our loan of $1.2 million to Oxis International, Inc., in which we hold a controlling interest.

5.	We filed a Current Report on Form 8-K (item 5) with the Securities and Exchange Commission on June 4, 2004, reporting the adoption of a pre-arranged stock trading plan by Marvin S. Hausman, M.D., our Chairman of the Board and Chief Executive Officer.

6.	We filed a Current Report on Form 8-K (item 5) with the Securities and Exchange Commission on June 10, 2004, reporting that our Board of directors resolved to deny itself and its Compensation Committee the flexibility to reprice any stock options granted pursuant to our 2000 Stock Option Plan.

19

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 11, 2004.

AXONYX INC.

By: /s/ Marvin S. Hausman, M.D. —————————————— Marvin S. Hausman, M.D. Chairman and Chief Executive Officer

By: /s/ S. Colin Neill ————————— S. Colin Neill Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

20