Form 10-Q
period 2004-09-30
AXONYX INC
filed 2004-11-10
CIK 1070698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25571

AXONYX INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0883978 (IRS Employer Id. No.)

500 Seventh Avenue, 10th Floor
New York, New York 10018
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 645-7704

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

As of November 10, 2004 the Registrant had outstanding 53,039,155 shares of its $.001 par value Common Stock.

AXONYX INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

AXONYX INC.

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2004	December 31, 2003

	(unaudited)
Current Assets:
Cash and cash equivalents	$87,664,000	$28,780,000
Accounts receivable	370,000
Inventories	349,000
Other current assets	206,000

Total current assets	88,589,000	28,780,000

Equipment, net	88,000	24,000

Technology for developed products, net	6,996,000
Patents and patents pending, net	969,000
Security deposit	18,000	11,000

	$96,660,000	$28,815,000

LIABILITIES
Current liabilities:
Accounts payable	$3,036,000	$1,284,000
Accrued expenses	2,524,000	880,000
Note payable	160,000
Convertible bridge loans	404,000

Total liabilities	6,124,000	2,164,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 150,000,000 and 75,000,000 shares authorized;
as of 2004 and 2003 respectively; 51,706,222 and 33,919,948 shares
issued and outstanding in 2004 and 2003 respectively	51,000	34,000
Additional paid-in capital	144,238,000	60,345,000
Unearned compensation - stock options	(177,000)	—
Accumulated comprehensive loss	(32,000)
Accumulated deficit	(53,544,000)	(33,728,000)

Total stockholders’ equity	90,536,000	26,651,000

Total liabilities and stockholders’ equity	$96,660,000	$28,815,000

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended Sept 30,		NIne months ended September 30,
	2004	2003	2004	2003

Revenue
Licensing	$450,000	$—	$450,000	$1,000,000
Product sales	504,000		1,415,000

Total revenue	954,000	—	1,865,000	1,000,000
Cost of product sales	282,000		786,000

Gross profit	672,000	—	1,079,000	1,000,000

Costs and expenses:
Research and development	6,054,000	$986,000	15,888,000	3,262,000
Sales, general and administrative	1,540,000	844,000	6,038,000	2,434,000

	7,594,000	1,830,000	21,926,000	5,696,000

Loss from operations	(6,922,000)	(1,830,000)	(20,847,000)	(4,696,000)

Other income (expense)
Interest income	379,000	22,000	805,000	59,000
Foreign exchange	(3,000)	5,000	(40,000)	13,000
Gain on issuance of subsidiary stock	16,000		71,000
Financing fees	(164,000)		(464,000)
Interest expense	(13,000)	—	(38,000)	—

Net loss before minority interest in subsidiary	(6,707,000)	(1,803,000)	(20,513,000)	(4,624,000)

Minority interest in loss of subsidiary	14,000	—	697,000	—

Net loss	(6,693,000)	(1,803,000)	(19,816,000)	(4,624,000)

Comprehensive loss
Foreign currency translation adjustment	2,000		(32,000)

Comprehensive loss	$(6,691,000)	$(1,803,000)	$(19,848,000)	$(4,624,000)

Net loss per common share	$(0.13)	$(0.07)	$(0.40)	$(0.18)

Weighted average shares-basic and diluted	51,701,443	27,398,419	48,974,854	25,107,598

See notes to condensed consolidated financial statements.

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balance - December 31, 2003	33,919,948	$34,000	$60,345,000	$—	$(33,728,000)	$—	$26,651,000

Issuance of common stock and warrants - net of expenses	12,727,106	13,000	64,745,000				64,758,000

Issuance of common stock for the acquisition of 53% of
Oxis International Inc.	1,618,061	1,000	8,193,000				8,194,000
Issuance of common stock options and warrants
for consulting services			1,504,000				1,504,000
Issuance of common stock options			387,000	(387,000)			—

Exercise of common stock warrants and options	3,441,107	3,000	9,064,000				9,067,000

Amortization				210,000			210,000

Foreign currency translation adjustment						(32,000)	(32,000)

Net loss	—	—	—	—	(19,816,000)	—	(19,816,000)

Balance - September 30, 2004	51,706,222	$51,000	$144,238,000	$(177,000)	$(53,544,000)	$(32,000)	$90,536,000

See notes to condensed consolidated financial statements.

AXONYX INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net Loss	$(19,816,000)	$(4,624,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	657,000	12,000
Amortization of deferred financing costs	404,000
Minority interest in net loss of subsidiary	(697,000)
Compensation related to common stock issued for services	47,000	213,000
Compensation related to options and warrants issued for services	1,714,000	310,000
Gain on issuance of subsidiary stock	(71,000)
Changes in:
Accounts receivable	(103,000)
Inventory	(54,000)
Other current assets	10,000	(38,000)
Other assets	25,000	44,000
Accounts payable	1,202,000	(461,000)
Accrued expenses and other	1,409,000	(250,000)
Accrued stock based compensation	(121,000)	258,000

Net cash used in operating activities	(15,394,000)	(4,536,000)

Cash flows from investing activities:
Cash acquired in connection with Oxis acquistion	714,000
Costs related to Oxis acquistion	(52,000)
Additions to patents	(240,000)
Purchase of equipment	(49,000)	—

Net cash provided from investing activities	373,000	—

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	64,758,000	26,661,000
Net proceeds from exercise of common stock options and warrants	9,067,000
Net proceeds from exercise of common stock options in Oxis	80,000
Collection of stock subscriptions receivable and cash held in escrow	—	4,868,000

Net cash provided from financing activities	73,905,000	31,529,000

Net increase in cash and cash equivalents	58,884,000	26,993,000
Cash and cash equivalents at beginning of period	28,780,000	3,021,000

Cash and cash equivalents at end of period	$87,664,000	$30,014,000

Supplemental disclosures of non-cash financing activity
Common stock issued in connection with acquisition	$8,194,000
Unearned compensation recorded for common stock options issued	$387,000

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1) Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004 and the results of operations for the quarterly and nine month periods presented. Certain information and footnote disclosure normally included in the financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

The following proforma information gives effect to the acquisition as if it had occurred on the first day of each of the quarters and nine months ended September 30, 2004 and 2003.

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2004	2003	2004	2003
Total revenues	$954,000	$560,000	$1,954,000	$2,770,000
Net loss including minority interest in subsidiary	(6,707,000)	(2,135,000)	(20,630,000)	(5,760,000)
Net loss	(6,693,000)	(2,067,000)	(19,893,000)	(5,492,000)
Basic and diluted net loss per common share	(0.13)	(0.07)	(0.40)	(0.21)

(3)	Stock-based Compensation

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2004	2003	2004	2003

Net loss	$(6,693,000)	$(1,803,000)	$(19,816,000)	$(4,624,000)

Stock-based employee compensation included
in net loss	33,000		210,000

Stock-based employee compensation determined
under the fair value based method	(636,000)	(592,000)	(1,879,000)	(2,313,000)

Minority interest in stock-based employee
compensation determined under the fair value
based method	149,000		214,000

Pro forma net loss	$(7,147,000)	$(2,395,000)	$(21,271,000)	$(6,937,000)

Loss per common share
(basic and diluted):
As reported	$(0.13)	$(0.07)	$(0.40)	$(0.18)

Pro forma	$(0.14)	$(0.09)	$(0.44)	$(0.28)

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

The following table presents information about the Company’s two operating segments:

	Axonyx Inc.	Oxis Int’l Inc.	Total
Quarter ended September 30, 2004
Revenue including minority interest		$954,000	$954,000
Segment loss	$(6,466,000)	$(227,000)	$(6,693,000)

Quarter ended September 30, 2003
Revenue including minority interest
Segment loss	$(1,803,000)		$(1,803,000)

Nine months ended September 30, 2004
Revenue including minority interest		$1,865,000	$1,865,000
Segment loss	$(18,226,000)	$(1,590,000)	$(19,816,000)
Segment assets including minority
interest at September 30, 2004	$87,002,000	$9,658,000	$96,660,000

Nine months ended September 30, 2003
Revenue including minority interest	$1,000,000		$1,000,000
Segment loss	$(4,624,000)		$(4,624,000)
Segment assets at September 30, 2003	$30,091,000		$30,091,000

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

(7) Developments with SERONO International SA

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

Under the terms of the MOU, the Chief Operating Officer of the new venture will be Dr. Silvano Fumero, formerly the head of research and development at Serono, and the parties anticipate that the new venture will enter into a collaborative research agreement with Creabilis Therapeutics srl, a private company controlled by Dr. Fumero. The Chief Scientific Officer will be Dr. Claudio Soto, who was responsible for the initial discovery and development of the key technology that will be contributed to the joint venture. Axonyx will have a majority of the voting stock of the new venture and initially will designate a majority of its directors.

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

Following the signing of the MOU, the parties have been negotiating the terms of definitive agreements. Although there is no assurance that a closing will occur, the parties hope to be able to finalize documents and consummate the transactions in the near future. When the agreements contemplated under the MOU are finalized, the revenues and milestone payments described in earlier SEC filings under the original licensing agreements with SERONO will not occur.

(8) Oxis International License Agreement

On September 28, 2004, Oxis International (Oxis), of which the Company owns 53%, and HaptoGuard Inc. (“HaptoGuard”) entered into a license agreement relating to Oxis’ proprietary compound BXT 51072 and related compounds.  Under the agreement, HaptoGuard has exclusive worldwide rights to develop, manufacture and market BXT-51072 and related compounds from the Oxis library of such antioxidant compounds. Further, HaptoGuard is responsible for worldwide product development programs with respect to licensed compounds. HaptoGuard has paid Oxis an upfront license fee of $300,000, and an additional $150,000 in upfront license fees remains payable by HaptoGuard. The agreement provides that HaptoGuard must pay royalties to Oxis, as well as additional fees for the achievement of development milestones in excess of $21 million if all milestones are met and regulatory approvals are granted. However, there can be no assurances that royalty payments will result or that milestone payments will be realized.

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

Axonyx’s primary corporate business objective is, to successfully establish Axonyx as a later-stage, biopharmaceutical product development company specialized in the CNS area, with a focus on commercializing effective therapeutics for neurodegenerative diseases, as well as for other medical conditions associated with cognitive impairment. We are engaged in the business of acquiring and developing post-discovery central nervous system drug candidates, primarily in areas of memory and cognition. We acquire patent rights to central nervous system pharmaceutical compounds we believe may have significant potential market impact and work to advance the compounds through pre-clinical and clinical development towards regulatory approval. We have acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD), Mild Cognitive Impairment, and related diseases. We have acquired patent rights to a class of potential therapeutic compounds designed for the treatment of prion related diseases, which are degenerative diseases of the brain that are thought to be caused by an infectious form of a protein called a prion. Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein. Such diseases include Creutzfeldt Jakob Disease, new variant in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep. We have licensed these patent rights separately from New York University and from the National Institutes of Health/National Institute on Aging (via a sublicense). We also have co-inventorship rights to a patent application regarding a therapeutic compound named Posiphen designed for the treatment of Alzheimer’s disease.

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

In early June 2003, we initiated a Phase IIb clinical trial designed to evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of AD patients. The beta amyloid protein is one of more than a dozen types of amyloid proteins found in the body. Beta amyloid is derived from the beta-amyloid precursor protein normally present in the brain of healthy individuals in small quantities. Beta-amyloid, derived from the beta-amyloid precursor protein, is over-produced in AD and Down’s Syndrome. In AD, the beta-amyloid protein undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain. The beta-amyloid precursor protein is present in the cell wall of numerous cells within the body including nerve cells of the brain. Beta-amyloid protein is derived from this larger protein. In late June 2003, we also initiated a Phase III potentially pivotal clinical trial to further examine the safety and efficacy of Phenserine on AD patients. In June 2004, we completed enrollment in the 1st Phase III trial and initiated a 2nd Phase III trial with 450 patients. We initiated a third Phase III cognition trial, also with 450 patients, in September 2004.

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

On May 2, 2000, ARS, a subsidiary of Serono, exercised its right to license certain of our patent rights under the Development Agreement and Right to License signed with us in May of 1999. Under that agreement, ARS paid us a $250,000 non-refundable fee for the right to license. Pursuant to the resulting License Agreement, which became effective on September 15, 2000, ARS acquired exclusive worldwide patent rights to our AIP and Prion Inhibitory Peptide technologies, called the Licensed Products. In conjunction with the signing of the License Agreement with ARS, we generated $1.5 million of revenue in the form of an up-front license fee. We received a milestone payment of $1 million in April 2003 from ARS in relation to the initiation of a Phase I clinical trial with a licensed AIP compound. Previous SEC filings described in detail the additional revenues and milestone payments that the company would receive depending on the development progress made by SERONO with the licensed technologies. As described in the footnote number 7 to the financial statements in this Form 10Q under the heading “Developments with SERONO International SA” we have signed a non-binding memorandum of understanding for the research and join development of therapeutic compounds, including the licensed technologies. The intent of the company and SERONO is to shortly complete this agreement and establish a new venture to develop the technologies. Under this scenario the revenues and milestone payments previously detailed would not occur.

We are also funding research at Monash University in Australia relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease. We have signed a Research Agreement with the principal researcher, David Henry Small, Ph.D., to fund this research over a three-year period ending in September 2005. It is anticipated that the Axonyx rights to the assay may be transferred to the Serono-Axonyx public entity as described in note (7) to the condensed consolidated financial statements contained elsewhere herein.

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

We have incurred net losses and negative cash flows from operations since the inception of the Company in 1997. As of September 30, 2004, we had an accumulated deficit of $53,544,000 including a net loss of $19,816,000 for the nine months ended September 30, 2004, and our operating losses are expected to continue. Except for OXIS, we have no products available for sale and we do not expect to have any products commercially available for several years, if at all.

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

RESULTS OF OPERATIONS

Revenues

The Company had revenue of $954,000 and $-0- for the three months ended September 30, 2004 and 2003 respectively. The Company had revenue of $1,865,000 and $1,000,000 for the nine months ended September 30, 2004 and 2003 respectively. Revenue in 2004 was derived from the sale of research assays and fine chemicals at Oxis and a licensing agreement at Oxis for $450,000. In April 2003, Axonyx received a milestone payment of $1,000,000 from Serono International S.A. (Serono) under the terms of a license agreement for beta-sheet breaker technology that was signed in September 2000. The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta-sheet breaker peptide for the potential treatment of Alzheimer’s disease.

Costs of Sales

The Company’s costs of sales were entirely related to its majority owned subsidiary, OXIS. The percentage of cost of sales for both the quarter and nine months ended September 30, 2004 was 56%.

Research and Development

Research and development expenses were $6,054,000 and $986,000 for the quarters ended September 30, 2004 and 2003, respectively. Research and development expenses were $15,888,000 and $3,262,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily attributable to the ongoing Phase IIB and Phase III pivotal trials underway in Europe. These trials commenced in June 2003. In June 2004, we have initiated a 2nd Phase III trial and incurred start up costs including the initial investigators meeting. Addditionally, preclinical studies in carcinogenicity and Absorption, Distribution, Metabolism and Excretion (ADME) increased by $2,292,000 from the same nine month period in 2003.

Sales, General and Administrative

Sales, general and administrative expenses were $1,540,000 and $844,000 for the quarters ended September 30, 2004 and 2003, respectively. Sales, general and administrative expenses were $6,038,000 and $2,434,000 for the nine months ended September 30, 2004 and 2003, respectively. Non-cash charges relating to stock option grants to consultants were $1,484,000 compared to $544,000 in the nine months ended September 30, 2004 and 2003, respectively. Professional fees were $1,050,000 compared to $664,000 in the nine months ended September 30, 2004 and 2003, respectively. The increase in professional fees is primarily attributed to acquisition costs, utilization of outside council and patent filings. $2,122,000 of sales, general and administrative expenses relate to OXIS.

Other Income (Expense)

Interest income was $379,000 and $22,000 for the quarters ending September 30, 2004 and 2003, respectively. Interest income was $805,000 and $59,000 for the nine months ended September 30, 2004 and 2003. The increase reflects the higher cash and cash equivalent balances held in 2004 resulting from the cash collected from several private placements occurring in late 2003 and 2004.

Foreign exchange for the nine months ended September 30, 2004 was a loss of $40,000 compared to a foreign exchange gain of $13,000 for the nine months ended September 30, 2003. The loss reflects the increased transactions in Euro denominated currency and the valuation changes between the Euro and the U.S. dollar.

Gain on issuance of subsidiary stock was $71,000 for the nine months ended September 30, 2004. This gain results from common stock issued in OXIS.

Financing fees and interest expense reflect the cost of borrowing incurred by OXIS in obtaining temporary short term financing.

Net Loss

The Company experienced net losses of $6,693,000 ($0.13 per share-basic and diluted) and $1,803,000 ($0.07 per share-basic and diluted) for the quarters ended September 30, 2004 and 2003, respectively. The Company experienced net losses of $19,816,000 ($0.40 per share-basic and diluted) and $4,624,000 ($0.18 per share-basic and diluted) for the nine months ended September 30, 2004 and 2003, respectively. The increase in the net loss is primarily due to the expense of the ongoing Phase IIB and Phase III clinical trials for Phenserine, initiation of the 2nd Phase III clinical trial, an increase in the non-cash stock and option charges and our share of the net loss of OXIS.

Comprehensive Loss

The Company reported for the nine months ended September 30, 2004 a $32,000 foreign currency translation adjustment occurring in the OXIS subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $87,664,000 in cash and cash equivalents, and $82,465,000 in working capital. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities for the nine months ended September 30, 2004 was $15,394,000 resulting from a net loss of $19,816,000, offset in part by an increase in accounts payable and accrued expenses of $2,490,000, equity based compensation of $1,761,000 and depreciation and amortization expense of $1,061,000. Net cash used in operating activities for the nine months ended September 30, 2003 was $4,536,000 resulting from a net loss of $4,624,000, equity based compensation of $523,000 and a decrease in accounts payable and accrued expenses of $453,000.

Net cash provided from investing activities was $373,000 for the nine months ended September 30, 2004. $714,000 was acquired in connection with the Oxis acquisition offset in part by costs related to additions to patents, the acquisition of OXIS and office equipment purchases.

Net cash from financing activities for the nine months ended September 30, 2004 was $73,905,000. In January we received net proceeds of $46,394,000 from a private placement of $50,000,000 of securities through the sale of 9,650,183 shares of common stock and warrants. In May we received net proceeds of $18,364,000 from the private placement of $20,000,000 of securities through the sale of 3,076,923 shares of common stock and warrants. Additionally, we received $9,067,000 during the period from the exercise of stock options and warrants and $80,000 from the exercise of common stock options in OXIS.

Net cash from financing for the nine months ended September 30, 2003 was $31,529,000 of which $4,868,000 was from the collection of stock subscriptions receivable held in escrow from a private placement of shares of common stock and warrants that closed on December 31, 2002. Net cash from financing in June 2003 was $3,243,000. In June 2003, we received aggregate gross proceeds of approximately $2.3 million and issued 919,130 shares of common stock upon the exercise of warrants by fifteen holders of AXC warrants pursuant to a special offer. In June 2003, we raised aggregate gross proceeds of $575,000 through the sale of 230,000 shares of common stock at $2.50 per share in a private placement with four European accredited investors. Also in June 2003, we received gross proceeds of approximately $345,000 and issued approximately 775,000 shares to holders of AXD warrants who exercised their warrants. In September 2003, we received net proceeds of $23,418,000 from a private placement of common stock and warrants which closed on September 11, 2003.

We currently have contracts with JSW Research of Austria, to undertake the ongoing Phenserine Phase IIb and Phase III clinical trials. We also have contracts with other CROs to provide services relating to Phenserine research and development activities including completing pre-clinical tests on the final drug formulation of Phenserine, undertaking carcinogenicity studies, bio-assays of blood plasma samples, and finalizing drug stability studies. We are currently finalizing a contract with a large CRO to conduct second and third pivotal cognition Phase III trials for Phenserine, each with a target enrollment of 450 patients. This multi-year contract is expected to be in the range of $20 million, depending upon the number of patients to be included in the trial. The studies commenced in 3rd quarter 2004 and are expected to run 24 to 30 months. Finally, under our Research Agreement we are funding a three year research program at the laboratory of Dr. David Small at Monash University in Australia concerning an assay method that is designed to screen potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid. This research project cost $75,000 in 2003, and it is anticipated to cost an additional $75,000 in the 2004 year. Under our Research and License Agreement with New York University, we must pay minimum annual royalty payments of $150,000 per year beginning in 2004 through the expiration or termination of that agreement. Our current real estate leases are all on a short-term basis.

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

We are regularly seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us if the FDA requires us to enroll more patients or to conduct additional pivotal Phase III clinical trials. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the 24 month period ending September 30, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

The Company’s liquidity and capital resources position is currently adequate to support its own development plans for at least the next 24 months. However, the liquidity and capital resource position of the Company’s majority owned subsidiary, OXIS, standing alone, is not adequate to support its ongoing operations without additional capital. OXIS’ working capital deficit increased during the first nine months of 2004 to $1,313,000, from a deficit of $36,000 at December 31, 2003.

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

Dr. Hausman will only sell shares of stock if the Company’s stock price exceeds $6.00 per share. As of November 2, 2004, Dr. Hausman has sold 80,000 shares, with a first trade on September 16, 2004. Under the terms of Dr. Hausman’s one-year plan, he may, prior to July 10, 2005, sell, on a pro rated monthly basis, up to an aggregate of 200,000 shares, which represents approximately 6.4% of the total number of shares and currently exercisable warrants and options he currently holds. Dr. Hausman has adopted his stock selling plan for financial planning purposes and to diversify his personal portfolio.

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

Oxis manufactures, or has manufactured on a contract basis, products that are sold to customers. Oxis recognizes product sales upon sales of the product to the customers.

Oxis recognizes license fee revenue for licenses to intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless Oxis has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, Oxis recognizes license fee revenue as these payments become due. All arrangements with payment terms extending beyond 12 months are not considered to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable. Oxis recognizes royalty revenue based on reported sales by third party licensees of products containing its materials, software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

Research, development costs: Research and development costs are expensed as incurred.

 Risks and Uncertainties

The Company’s lead compound, Phenserine, is currently undergoing clinical testing in three Phase III trials and a Phase IIb clinical trial. Enrollment in the first Phase III trial was completed in June 2004 and the Company expects to have data from this trial, plus interim analysis data from the Phase IIb trial, available during the first quarter of 2005. Until the trial is unblinded and the results analyzed, there cannot be any assurance that the clinical endpoints in the protocol have been met.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands. We had a net foreign exchange loss of $40,000 for the nine months ended September 30, 2004 and a gain of $13,000 for the nine months ended September 30, 2003. If the foreign currency rates were to fluctuate by 10% from rates at September 30, 2004 and 2003, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are being conducted in Europe.

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

PART II OTHER INFORMATION

Item 6  Exhibits

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 10, 2004.

AXONYX INC. By: /s/ Marvin S. Hausman, M.D. —————————————— Marvin S. Hausman, M.D. Chairman and Chief Executive Officer
By: /s/ S. Colin Neill —————————————— S. Colin Neill Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)