Form 10-K
period 2004-12-31
AXONYX INC
filed 2005-03-16
CIK 1070698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ To__________

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
Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  No

The registrant estimates that the aggregate market value of its Common Stock on June 30, 2004, based on the closing price shown on the Nasdaq SmallCap Market on that date of $5.24, held by its non-affiliates was approximately $255,400,189.

The number of shares of Common Stock, par value $0.001, of the Registrant outstanding as of February 28, 2005, was 53,665,518 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

1

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

                 Specifically, with respect to our drug candidate Phenserine, Axonyx cannot assure that the Phase IIb and/or other Phase III clinical trials, amendments thereto or others, if any, with Phenserine will prove successful, that the safety and efficacy profile of Phenserine exhibited in the previous small Phase II and Phase III trials will remain the same, be better or worse in future clinical trials, if any, that the pre-clinical results related to the regulation of beta-APP will be substantiated by the Phenserine Phase IIb clinical trial and that Phenserine will be able to slow the progression of Alzheimer’s disease, that the Phase IIb clinical trial data will differentiate Phenserine from the currently marketed drugs, that any efficacy and safety results of a Phase III trial program if pursued, will prove pivotal, that Axonyx will obtain the necessary financing to complete the Phenserine development program, that the Company’s development work on Phenserine will support an NDA filing, that the results of Phase III trials will allow Phenserine to be approved by the FDA, that the FDA will grant marketing approval for Phenserine, that if Phenserine is approved by the FDA, it will prove competitive in the market, and that Axonyx will obtain licensing or corporate partnership agreements that will enable successful development of or acceleration of the development of and optimize marketing opportunities for, Phenserine. Axonyx cannot assure that it will be able to advance any of its other potential memory enhancing compounds toward IND status or beyond. Axonyx undertakes no obligation to publicly release the result of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

A.             Recent Events

                 In January 2004, we completed a private placement for $50 million of securities through the sale of 9,650,183 shares of common stock at $5.15 per share with new and existing institutional investors. This placement also involved the acquisition by the investor group of five-year warrants to purchase an additional 2,412,546 shares of our company’s stock at an exercise price of $7.25 per share.

                 On January 15, 2004, we entered into separate agreements to acquire, at the time, approximately 52% of the outstanding voting stock of OXIS International Inc. (OXIS). Our Chairman and then Chief Executive Officer owns 1,161,532 shares of OXIS common stock, representing at the time of the original acquisitions approximately 4% of the OXIS’s voting stock, and, on December 10, 2004 he became acting Chief Executive Officer and acting Chief Financial Officer of OXIS. Those shares of OXIS’s common stock owned by our Chairman were not acquired. In June 2004, we loaned OXIS $1.2 million, which was due and payable within one year or until a qualified financing occurs (whichever is earlier). Interest on this loan accrued at 7% per annum and was payable quarterly. This loan was partially secured by certain assets of OXIS. The loan, in the form of a one-year secured note, was used to continue the advancement of OXIS’ oxidative stress programs and other working capital purposes. On January 6, 2005, the $1.2 million loan, with interest, was repaid to us by OXIS in connection with a $6.5 million private placement of OXIS’s common stock and warrants. In December 2004, OXIS sold common stock and warrants and bridge loans were converted into common stock. As a result, our ownership in OXIS was reduced to 34%, however, we continued to consolidate with OXIS until March 1, 2005, when we no longer controlled the board of directors.

                 Dr. Ralph Snyderman was appointed a Director of the Company effective March 8, 2004. Dr. Snyderman is currently Chancellor Emeritus at Duke University. Previously, he served as Chancellor for Health Affairs, Executive Dean of the School of Medicine, and James B. Duke Professor of Medicine, Duke University Medical Center and President and Chief Executive Officer of the Duke University Health System, one of the few fully integrated health systems in the country. Additionally, Dr. Snyderman serves as a member of the board of directors of Proctor and Gamble Inc., Cardiome Pharma Corporation, and SAIC.

                 In May 2004, we completed a private placement for $20 million of securities through the sale of 3,076,923 shares of common stock at $6.50 per share with new institutional investors. This placement also involved the acquisition by the investor group of five-year warrants to purchase an additional 923,077 shares of our company’s stock at an exercise price of $8.50 per share.

                 In July 2004, we signed a non-binding Memorandum of Understanding (MOU) with Serono International, S.A. (NYSE: SRA) for the research and joint development of therapeutic compounds and diagnostic technologies in the field of protein mis-folding disorders such as Parkinson’s Disease, Down’s Syndrome, Diabetic disorders, Lou Gehrig’s Disease, Alzheimer’s Disease, Transmissible Spongioform Encephalopathies (TSE’s) i.e. Mad Cow Disease (BSE) and Creutzfeldt Jakob Disease new variant (CJDnv).

                 The execution of the MOU by the parties was a result of previously disclosed discussions about alternative structures and collaborations to current licensing arrangements covering the amyloid and prion inhibitory peptide technologies.

                 Since the signing of the MOU, the parties have been in protracted discussions regarding the terms of definitive agreements. We cannot be assured at this time that the due diligence and/or these discussions will result in a mutually satisfactory outcome.

                 On October 13, 2004, we appointed Michael A. Griffith as a Director of Axonyx. Mr. Griffith is currently Chief Executive Officer of GPD Pharma, a contract pharmaceutical company. Mr. Griffith was formerly Chairman and Chief Executive Officer of ChiRex Inc. (NASDAQ: CHRX), a contract pharmaceutical research and development and contract manufacturer of active pharmaceutical ingredients. Mr. Griffith is currently Chairman of the Board of Directors of Centrue Financial Corporation (AMEX: CFF), an Illinois state-chartered bank holding company with over $600 million in assets that operates 19 branches in 6 counties with 165 employees. Mr. Griffith is currently Chairman of the Board of Trustees of the First Church of Round Hill in Greenwich, Connecticut. A graduate of the J.L. Kellogg Graduate School of Management at Northwestern University, Mr. Griffith was an investment banker for nearly 15 years, including positions as Director of Equity Capital Markets at Credit Suisse First Boston and High Yield Capital Markets at Bankers Trust Company, both in New York.

                 In January 2005, the Board of Directors created an Executive Committee of the Board to consist of Drs. Marvin Hausman and Gosse Bruinsma and independent directors Dr. Ralph Snyderman and Mr. Michael A. Griffith.

                 On February 7, 2005, we announced that the top line outcome of our first Phase III clinical trial with Phenserine, in development for mild to moderate Alzheimer’s disease (AD), showed that although there were encouraging trends with both Phenserine 10mg and 15mg twice daily, overall these did not result in a statistically significant improvement over placebo for the protocol’s primary endpoints following 26 weeks of treatment. While Phenserine-treated patients performed better in the ADAS-cog and CIBIC assessments, the study’s primary endpoints at almost all time points, the outcome was potentially confounded by a better than expected ADAS-cog response in the placebo-treated patients. A preliminary review of the adverse events has revealed no safety or tolerability concerns associated with Phenserine treatment. The Phase III trial recruited 384 mild to moderate Alzheimer’s patients, of which 375 were randomized to receive clinical trial medication, from 16 clinical sites in Spain, United Kingdom, Croatia, and Austria. Patients, after being diagnosed as having probable AD, were randomized to receive placebo, Phenserine 10mg twice daily or 15mg twice daily for a period of 6 months. Throughout the treatment period patients were regularly assessed using standard cognition and memory assessments. We have halted additional patient recruitment for the ongoing Phase III clinical trials in order to evaluate the planned Phenserine clinical development program following recommendations from our Scientific Advisory Board and Safety Steering Committee, as well as our desire to examine opportunities that could optimize further Phenserine development.

                 Axonyx, Dr. M. Hausman, Dr. G. Bruinsma and Mr. S. Colin Neill have been named as defendants in several purported shareholder class action lawsuits filed in February 2005 alleging violations of federal securities laws. The lawsuits are pending in the U.S. District Court for the Southern District of New York and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of Phenserine in treating mild to moderate Alzheimer’s disease, which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. We believe the complaints are without merit and intend to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in this action, and, if the outcome is unfavorable to Axonyx, our reputation, operations and share price could be adversely affected.

                 On February 28, 2005 OXIS announced that Mr. Steven T. Guillen had joined OXIS as President and Chief Executive Officer and as a member of the OXIS Board of Directors. Consequently the Company no longer has a majority of the seats on the OXIS Board, and because the Company’s ownership interest now represents 34% of the OXIS shares outstanding, beginning March 1, 2005 OXIS will no longer be consolidated but rather accounted for using the equity method in the Axonyx financial statements.

                 On March 3, 2005 we announced that Dr. Bruinsma has succeeded Dr. Hausman as our Chief Executive Officer. Dr. Hausman will continue to serve as Chairman of the Board.

                 On March 11, 2005 we announced interim statistical results from the first 37 patients in a Phase IIb clinical trial designed to evaluate the effects of Phenserine tartrate on cerebrospinal fluid (CSF) concentrations of beta-Amyloid (Ab  1- 42) in Alzheimer’s Disease (AD) patients. We scheduled this interim analysis to assess the benefit of continuing enrollment to the target of 150 patients, and the data produced was sufficient to suggest a dose response resulting in a lowering of Aß 1-42 in the CSF of Alzheimer’s patients. We believe that the results obtained from this interim analysis of 37 patients justifies continued enrollment to the higher of the two dose groups (15mg) in the study. Completion of patient enrollment of this trial is anticipated in the second quarter 2005 with final results in the last quarter 2005.

B.             Axonyx – Introduction, Business Strategy

                 We are a biopharmaceutical company, specializing in central nervous system (CNS) neurodegenerative diseases, engaged in the business of acquiring the patent rights to clinical stage compounds, compounds with strong proof of concept data and compounds ready for proof of concept validation with convincing scientific rationale. We further develop and add value to these compounds and then seek to out-license or partner them when we believe it business prudent. We have acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD) and other memory impairments generally associated with elderly and related diseases. We have acquired patent rights to a class of potential therapeutic compounds designed for the treatment of prion related diseases, which are degenerative diseases of the brain that are thought to be caused by an infectious form of a protein called a prion. Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein. Such diseases include Creutzfeldt Jakob Disease, new variant in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep. We have licensed these patent rights separately from New York University and from the National Institutes of Health/National Institute on Aging (via a sublicense). We also have co-inventorship rights to a patent application regarding a therapeutic compound named Posiphen potentially of value for the treatment of Alzheimer’s disease.

                The Company’s lead drug, Phenserine, is a third generation acetylcholinesterace inhibitor, which has progressed to late stage clinical trials. As of December 31, 2004, we had expected future contractual payments to various clinical research organizations in connection with these trials aggregating $15,801,000, including $15,292,000 for 2005. The nature of the clinical research contracts is such that work can be stopped at short notice and the obligation would be to pay costs incurred to date. The results of the 1st Phase III trial were announced on February 7, 2005 and the interim results from the Phase IIb trial were announced on March 11, 2005 and are described under “Recent Events – Item 1 Section A.” Overall the results from each trial did not show statistically significant improvements over placebo for the protocol’s primary endpoints following 26 weeks of treatment. We have halted additional patient recruitment to the ongoing phase III clinical trials in order to evaluate the planned Phenserine clinical development program following recommendations from our

Scientific Advisory Board and Safety Steering Committee, as well as our desire to examine opportunities that could optimize further Phenserine development.

                 We out-source all of our pre-clinical and clinical research and development activities, utilizing contract research organizations, or CROs, and sponsored research arrangements. We have contracted with several CROs to undertake the pre-clinical and clinical development of Phenserine and our other drug candidates. We have entered into a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a subsidiary of Serono International, S.A. (Serono), a Swiss biopharmaceutical company, under which ARS has the rights to conduct research and development on certain of our licensed technologies. We received an up-front fee and a milestone payment, and may receive future milestone payments and royalties, under the License Agreement. We are currently renegotiating our arrangement with Serono as discussed in Recent Developments above and Section G below – Strategic Alliances. We do not maintain any laboratory or research premises.

                 Our current business strategy is to concentrate our financial resources primarily on the further development of our licensed compounds. Phenserine, an inhibitor of acetylcholinesterase, is our lead drug candidate for the treatment of AD. Acetylcholinesterase is an enzyme in the synapse that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body. Acetylcholine is a chemical substance that sends signals between nerve cells, called neurotransmission, and is therefore called a neurotransmitter. Neurotransmitters are secreted by neurons, or nerve cells, into the space between neurons called the synapse. Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition.

                 In early June 2003, we initiated a Phase IIb clinical trial designed to evaluate the effects of Phenserine on the levels of beta-amyloid precursor protein and beta amyloid in the plasma and cerebrospinal fluid of mild to moderate AD patients. The beta amyloid protein is one of more than a dozen types of amyloid proteins found in the body. Beta amyloid is derived from the beta-amyloid precursor protein and is normally present in the brain of healthy individuals. Beta-amyloid, derived from the beta-amyloid precursor protein, may be over-produced in AD and it undergoes a conformational change, aggregates and is deposited as insoluble fibrils in amyloid plaques in the brain. The beta-amyloid precursor protein is present in the cell wall of numerous cells within the body including nerve cells of the brain. Beta-amyloid protein is derived from this larger protein. In late June 2003 we also initiated a Phase III clinical trial to further examine the safety and efficacy of Phenserine treatment in mild to moderate AD patients. In June 2004 we completed enrollment in the 1st Phase III trial and initiated a 2nd Phase III trial with 450 patients. We initiated a third Phase III cognition trial, also with a target of 450 patients, in September 2004. The results of our 1st Phase III trial were announced on February 7, 2005, and interim results of the Phase IIb trial were announced on March 11, 2005; both announcements are described above under “Item 1-Business-Recent Events.”

                 Pursuant to a sublicense agreement with ARS, ARS has the rights to undertake research and development concerning the development of (1) compounds called Amyloid Inhibitory Peptides (“AIPs”), which may prevent and reverse the formation of amyloid plaques in AD, and (2) a pharmaceutical compound for prion-related diseases. In Alzheimer’s disease the conversion of beta-amyloid protein into insoluble beta-amyloid sheets that aggregate to form insoluble fibrous masses (fibrils) is thought to be a key event that leads eventually to neuronal cell death in the brains of AD patients. These fibrils are deposited as part of the amyloid plaques that appear to be a cause of the death of neurons in the brain. The AIPs, also referred to as “beta-sheet breaker” peptides, have been designed to block the aggregation of beta-amyloid in a competitive manner by binding to the beta-sheet form of the amyloid protein, thus preventing the formation of amyloid plaques in the brain. The beta-sheet breaker peptide is a molecule composed of naturally occurring amino acids, the building blocks of proteins, which is designed to bind to and prevent the conversion of the normal form of protein to the misshapen form that is found in amyloid plaques.

                 We have initiated the development of Posiphen, a compound that appears to decrease the formation of the beta-amyloid precursor protein with potential applications in the treatment of AD, and given sufficient financial resources, we may, in the future, sponsor further pre-clinical development of Tolserine, another acetylcholinesterase inhibitor as well as one of our butyrylcholinesterase inhibitors. Acetylcholinesterase inhibitors are drugs designed to selectively inhibit acetylcholinesterase. Butyrylcholinesterase is an enzyme that is normally found widely in the body. Its function in the central nervous system remains to be fully understood. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD.

The company’s AD targeted approaches include:

•	Phenserine, an inhibitor of acetylcholinesterase and the beta-amyloid precursor protein, our lead drug candidate, and Tolserine, another follow-on acetylcholinesterase inhibitor;

•	a butyrylcholinesterase inhibitor which will be chosen from a series of selectively acting compounds; our lead candidate is Bisnorcymcerine from this class.

•	Posiphen, a compound that decreases the formation of beta-amyloid precursor protein; and

•	through our sublicense with ARS, a subsidiary of Serono, which is described in greater detail below, compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD.

         On May 2, 2000, ARS, a subsidiary of Serono, exercised its right to license certain of our patent rights under the Development Agreement and Right to License signed with us in May of 1999. Under that agreement, ARS paid us a $250,000 non-refundable fee for the right to license. Pursuant to the resulting License Agreement, which became effective on September 15, 2000, ARS acquired exclusive worldwide patent rights to our AIP and Prion Inhibitory Peptide technologies, called the Licensed Products. In conjunction with the signing of the License Agreement with ARS, we generated $1.5 million of revenue in the form of an up-front license fee. We received a milestone payment of $1 million in April 2003 from ARS in relation to the initiation of a Phase I clinical trial with a licensed AIP compound. While the License Agreement provides for additional revenues from ARS if they reach certain development milestones concerning the Licensed Products or other products and related intellectual property, we are currently in protracted discussions with Serono as discussed below under “Item 1-Business-Strategic Alliances.”

         We are also funding research at Monash University in Australia relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease. We have signed a Research Agreement with the principal researcher, David Henry Small, Ph.D., to fund this research over a three-year period ending in May 2005.

         In December 2000, The Company incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands. Gosse Bruinsma, M.D., currently the President and Chief Executive Officer of Axonyx Inc., is also the President of Axonyx Europe BV. The majority of our clinical development activities and a significant amount of our pre-clinical development activities are carried out in Europe. The Axonyx Europe BV office manages, directs, and controls these activities. Axonyx Europe BV explores and pursues in-licensing and out-licensing opportunities for The Company’s licensed technologies in Europe and elsewhere, and facilitates communication with the Company’s European shareholders and Serono.

         We have incurred negative cash flows from operations since the inception of the Company in 1997. Our net losses for the three fiscal years ended 2002, 2003 and 2004 were $6,256,000, $8,106,000 and $28,780,000 respectively. Except for OXIS, we have no products available for sale and we do not expect to have any products commercially available for several years, if at all.

         On January 15, 2004, we entered into separate agreements with several holders of the common stock of OXIS International, Inc. (OTC: OXIS.OB) (“OXIS”) to acquire, at the time, approximately 52% of the outstanding voting stock of OXIS. OXIS is a biopharmaceutical/diagnostic company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress. We acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for our issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock. We filed a registration statement on Form S-3 to register the shares of Axonyx common stock that were issued in the exchange, which was declared effective by the SEC in May 2004. Marvin S. Hausman, M.D., our Chairman and former Chief Executive Officer, owns 1,161,532 shares of OXIS common stock, representing at the time of the original acquisitions approximately 4% of OXIS’ voting stock. Dr. Hausman’s shares of OXIS common stock were not subject to this exchange for our common stock. On December 10, 2004, Dr. Hausman became acting Chief Executive Officer and acting Chief Financial Officer of OXIS. On February 28, 2005, OXIS announced the appointment of Steven T. Guillen as full-time Chief Executive Officer, replacing Dr. Hausman, who continues as Chairman of the Board and acting Chief Financial Officer. As a result of certain equity transactions by OXIS, as of December 31, 2004, our ownership was reduced to 34%.

         Axonyx Inc. was incorporated in Nevada on July 29, 1997. Our principal executive offices are located at 500 Seventh Avenue, 10th Floor, New York, New York 10018, and our telephone number is (212) 645-7704.

C.             Axonyx Drug Development Programs

General

                 We are currently focusing on the development of our lead acetylcholinesterase inhibitor, Phenserine , Posiphen and one of the butyrylcholinesterase inhibitors. In addition, we are sponsoring pre-clinical research on an assay method for screening drug candidates for Alzheimer’s disease being developed at Monash University in Australia as well as basic research at the medical University of South Carolina and the University of Indiana in the area of amyloid production and metabolism.

                 Our most advanced compound, Phenserine, is designed to selectively inhibit acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter. As shown in pre-clinical studies, Phenserine also has the ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), a large protein that when conformationally changed is the source of a neurotoxic beta amyloid peptide. By inhibiting the formation of beta-APP, Phenserine has been shown to decrease the presence of the soluble beta amyloid protein that is potentially deposited in the brain as amyloid plaques that apparently cause eventual neuronal cell death.

                 Posiphen is the positive isomer of Phenserine and appears to lack the same level of cholinergic activity associated with Phenserine including the common side effects of the anti-cholinesterases. Posiphen has been shown in pre-clinical studies to decrease the formation of beta amyloid precursor protein and therefore has potential applications in the treatment of Alzheimer’s disease progression.

                 A butyrylcholinesterase inhibitor will be chosen from a series of selectively acting compounds, and it is anticipated that pre-IND development work will commence in 2005.

                 Through our sublicense with ARS, a subsidiary of Serono International, S.A., ARS has conducted research at Serono research and development facilities on compounds called Amyloid Inhibitory Peptides (AIPs) which may prevent and reverse the formation of amyloid plaques in AD. ARS, at Serono research and development facilities, also has the right to conduct research on compounds called Prion Inhibitory Peptides (PIPs) designed for the diagnosis and treatment of prion diseases such as Bovine Spongiform Encephalopathy (also known as Mad Cow Disease) and the human form of the disease, Creutzfeldt Jakob Disease, new variant.

                Despite the fact that we cannot assure you that the technologies and pharmaceutical compounds that we are developing will ultimately prove to be profitable, we will be required to continue to spend substantial capital on research and development in the foreseeable future in order to enhance our proprietary pharmaceutical portfolio, and to seek to acquire new potential products. New technologies and/or pharmaceutical compounds in the field of AD, Mild Cognitive Impairment, related diseases associated with cognitive impairment, and prion related diseases by other entities and future marketplace conditions could adversely affect the future marketability and/or profitability of our proprietary products. Consequently, we will need to continue our funding of research and development of new technologies and pharmaceutical compounds in order to remain competitive. In fiscal years 2002, 2003 and 2004 we spent $2,610,000, $4,627,000and $20,635,000respectively, on sponsored and contract research and development activities associated with our technologies and pharmaceutical compounds.

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

                While scientists are not completely certain of the specific causes of Alzheimer’s, scientific discoveries have identified important hallmarks of the disease. Two schools of thought in the scientific community have been historically divided between those that believe that the neurofibrillary tangles composed of tau protein within the nerve cells are responsible for the disease and those that believe that the senile plaques composed of beta-amyloid protein are the cause. Both neurofibrillary tangles within brain nerve cells and extracellular senile amyloid plaques in the cholinergic nerve pathways of the brain have been linked to the death of nerve cells in AD patients. Recent research indicates that a disruption or an abnormality in beta-amyloid metabolism and the formation of amyloid plaques are most likely to be the primary causes of AD.

                 According to the most widely accepted theory concerning the cause of AD, there are two important events leading to the formation of beta-amyloid plaques. The first event involves the abnormal processing of the beta-amyloid precursor protein (beta-APP). In AD, beta-APP is sequentially cleaved into pieces by two enzymes, creating protein fragments, one of which is the beta-amyloid peptide. The second key event is the conversion of beta-amyloid into insoluble beta-sheets that aggregate to form insoluble fibrous masses (fibrils). These fibrils are deposited as part of the neurotoxic amyloid plaques that appear to cause the death of neurons in the brain. The beta-amyloid protein is a protein normally found in the brain and appears to be over-produced in AD and is considered the toxic agent responsible for neuronal cell death. There are a number of strategies for preventing the formation of these amyloid plaques: (1) preventing the formation of beta-amyloid through the inhibition of the processing of its parent molecule, beta–APP, (2) inhibiting the enzymes that cleave the beta-APP, (3) removing beta-amyloid from the brain or preventing its aggregation into plaques, and (4) the disassembly of the existing amyloid plaques.

                 Alzheimer’s disease is characterized by increasing cognitive impairment and progressive loss of memory. These impairments are caused, over time, by a loss of neurons of the cholinergic system of the brain and a loss of cortically-projecting neurons that connect the mid-brain with the cortical areas in the forebrain, particularly affecting brain areas associated with memory and learning. The cholinergic system is also called the parasympathetic nervous system; it is involved in nerve transmission related to memory and cognition, as well as the involuntary functioning of major organs such as the heart, lungs and gastrointestinal system. Cortically-projecting neurons are the nerve cells that connect the mid-brain to the cortical areas in the front part of the brain where nerve cells involved in memory and cognition are concentrated. In AD, the loss of these connecting nerve cells results in a reduction in the amount of the neurotransmitter acetylcholine, and the loss of mental capacity or cognition. Under normal healthy conditions, the neurotransmitter acetylcholine is produced by cholinergic neurons and released to carry messages to other cells, then broken down for reuse. The production and transmission of signals across neurons by acetylcholine is responsible, at least in part, for our memory, learning and cognitive functions. Having caused a signal to be passed from one neuron to the next, acetylcholine is subsequently broken down by an enzyme called acetylcholinesterase. In AD, the loss of these cholinergic neurons results in the decreased synthesis and availability of acetylcholine. By inhibiting acetylcholinesterase, the amount of available acetylcholine to carry messages between surviving neurons is increased, leading to improvements in memory and cognition.

                 Recent research suggests that for specific nerve pathways within the brain of AD patients the presence of the enzyme butyrylcholinesterase increases relative to acetylcholinesterase. Normally these two enzymes coexist throughout the body, with acetylcholinesterase predominating in degrading acetylcholine. Butyrylcholinesterase is additionally found in many other body tissues and functions to degrade a number of drugs such as codeine.In the brain of AD patients, as acetylcholinesterase levels gradually fall there is a parallel increase in butyrylcholinesterase levels in specific nerve pathways within the cortex and the hippocampus, areas associated with AD. Like acetylcholinesterase, butyrylcholinesterasedegrades acetylcholine at the synaptic gap between neurons, decreasing the availability of this key neurotransmitter. Research in cell culture studies indicates that the increase in butyrylcholinesterase activity amplifies the toxicity of beta amyloid. This enzyme was identified as a target for inhibition in AD as it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloidplaques in the brains of AD patients.

                 The treatment of people with AD is a multi billion-dollar industry in the United States alone and constitutes an extremely large and continually expanding potential market with an unmet therapeutic need. Currently there are four drugs that have been approved in the United States that provide symptomatic relief for one aspect of AD, inhibition of acetylcholinesterase: Cognex® (developed by Warner Lambert), Aricept® (Pfizer and Eisai), Exelon® (Novartis) and Reminyl® (Johnson & Johnson). One of the Axonyx compounds, Phenserine, is also an acetylcholinesterase inhibitor. Unlike the other marketed compounds Phenserine has demonstrated, in pre-clinical testing utilizing transgenic mice, the ability to inhibit the formation of beta-APP and to reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques. Axonyx’s butyrylcholinesterase inhibitor drug candidates attack the disease in other potentially effective ways, representing a potentially new platform technology for the treatment of AD.

                 Given the complexity of the disease, and uncertainty concerning the specific mechanisms causing AD, it appears likely that a multi-drug approach to treating the disease will be utilized in the future. We believe that safe and effective drugs could potentially be prescribed in order to attack the disease through a number of different mechanisms of action.

                 In addition to inhibiting key enzymes associated with the neural transmission of acetylcholine in pre-clinical studies conducted by the National Institutes of Aging (NIA) and other independent laboratories, the acetylcholinesterase inhibitor Phenserine, Posiphen and our butyrylcholinesterase inhibitors appear to have the ability to inhibit the formation of beta-APP and to reduce levels of the beta-amyloid peptide, the primary component of amyloid plaques.

Phenserine: An Inhibitor of Acetylcholinesterase and Beta-Amyloid Precursor Protein  (Beta-APP) Formation

                 Our most advanced compound, Phenserine, selectively inhibits acetylcholinesterase, the enzyme primarily responsible for degrading acetylcholine at the synaptic gap between neurons, thus increasing the availability of this neurotransmitter. Phenserine has been shown to be a potent and selective inhibitor of this enzyme in the rat brain and increases memory and learning over a wide therapeutic dosage range in aged rats without causing toxic side effects.The compound readily enters the brain, has minimal activity in other organs outside the brain, and has a long duration of action. In pre-clinical studies, Phenserine was shown to have a brain to blood ratio of 10:1. Increasing the concentration of the active drug agent in the brain versus the rest of the body potentially maximizes the effects of the drug while potentially reducing peripherally mediated side effects.

                 Phenserine also has been shown to have the ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), a large protein that is the source of the neurotoxic peptide, beta amyloid. By inhibiting the formation of beta-APP, Phenserine can decrease the presence of the soluble beta amyloid protein that is potentially deposited in the brain as amyloid plaques, apparently causing eventual neuronal cell death. These studies were conducted at laboratories at the NIA in human neuroblastoma cell cultures and in vivo in rodents. Studies in human neuroblastoma cell lines showed that the compound reduces the formation of beta-amyloid peptide. Neuroblastoma cell cultures are a type of cell derived from the human brain that can be grown in containers in the lab (in vitro) where they are able to reproduce and carry out many activities as if they were residing in the brain, including the synthesis and secretion of proteins such as the beta-amyloid protein which, in the human brain, can form plaques. A neuroblastoma cell culture is used to study brain cell function in a simple in vitro system, which allows testing of the ability of drugs to prevent the formation of the beta-amyloid precursor protein and secretion of beta amyloid. Additional animal studies using the transgenic mouse have confirmed these findings. The transgenic mouse is a bio-engineered animal that mimics hallmark pathologic changes that occur in the human AD brain. These results suggest that Phenserine may have the ability to slow the progression of AD in addition to providing symptomatic relief for the cognitive changes.

                 In December 1999, we initiated Phase I human clinical trials for Phenserine utilizing healthy elderly patients at a U.S. research center. These Phase I safety and tolerance trials involving both single and multiple dosing were successfully completed in September 2000.

                 In October 2001, we completed a Phase II proof-of-concept double-blind placebo-controlled clinical trial with Phenserine in AD patients. This Phase II proof-of-concept trial was designed to determine the drug’s safety and possibly a trend toward efficacy in patients exhibiting mild to moderate AD. The trial included 72 patients, with 48 patients receiving two daily doses of Phenserine 10mg and 24 patients received a placebo. The safety results from the trial substantiated Phase I results indicating that the drug is safe and well tolerated. There was a low incidence of side effects associated with the digestive tract, with 8.5% of patients receiving the drug reporting nausea and 2.1% reporting vomiting. Dizziness, reported by 17% of the patients receiving the maintainance dose of the drug, was the side effect reported most often. Although the trial was not of the duration necessary and did not include the number of patients required to detect statistically significant clinical improvement in efficacy, nevertheless certain memory tests showed statistically significant results while other tests showed a trend towards statistical significance.

                 We initiated two related Phenserine clinical trials in June 2003. The first is was a randomized placebo-controlled double-blind Phase IIb trial that will evaluate the effects of two different dosages of Phenserine given for a six month period on the levels of the beta-amyloid precursor protein (beta-APP) and beta amyloid in the plasma and cerebrospinal fluid of 75 mild to moderate Alzheimer’s disease patients. The target enrollment was subsequently increased to 150 patients. This Phase IIb trial is intended to substantiate in vitro and in vivo pre-clinical data that has consistently shown that Phenserine can reduce the levels of beta-APP and beta amyloid, and could therefore potentially differentiate Phenserine from the acetylcholinesterase inhibitors currently on the market. It is believed by many that one of the key underlying pathological processes in Alzheimer’s disease is associated with the amyloid cascade and inhibition of this process could potentially modify Alzheimer’s disease progression. Patients in this trial also undergo testing with the standard memory and cognition tests recommended by the United States FDA and European regulatory authorities. This Phase IIb trial is underway at several facilities in Europe. On March 11 we announced the results of an interim statistical analysis, please see “Recent Events” above. We have contracted with JSW Research, an Austrian contract research organization to undertake this trial. Other CROs provide program management, program quality assurance, manage and analyze the data associated with this clinical trial.

                 Based on the encouraging Phase II clinical results, we determined that a Phase III clinical trial was warranted. In preparation for Phase III clinical trials, we completed a number of pre-clinical tests on the final drug formulation of Phenserine, scaled up of production of the final formulation to meet NDA manufacturing and potential future commercialization requirements, advanced drug stability studies, and designed the protocol for the Phase III clinical trial. The clinical protocol was submitted to the relevant national Regulatory Authorities in Europe and was included with U.S. FDA Annual Phenserine IND update. We contracted with contracting research organizations to complete this work. NOTOX Safety and Environmental Research B.V. of Holland has been awarded an approximately $1.4 million contract to conduct a pre-clinical carcinogenicity study, that began in October 2002, and is expected to be reported in the second quarter of 2005. Other CROs conducted Phase I clinical bioavailability trials and shelf life testing on the final formulation of Phenserine. During 2002, Rhodia Pharma Solutions, an active pharmaceutical ingredient (API)manufacturer, was engaged to develop and manufacture Phenserine drug product at scale.

                 Following these preparations, a second trial was initiated in June 2003 and was designed to potentially be one of the pivotal Phase III trials for the NDA submission in the USA and its equivalent in Europe. The results of this 1st Phase III trial were announced on February 7, 2005 and are described in Section A under “Recent Events.” This randomized double-blind placebo-controlled trial was conducted at multiple centers throughout Europe. It examined the safety and efficacy of two dosages of Phenserine given for a six-month period in mild to moderate Alzheimer’s disease patients. The ability of Phenserine to improve memory and cognition was measured by the standard ADAS-cog and CIBIC-plus efficacy endpoints, which are recommended by the FDA as well as the ADCS-ADL to meet European regulatory requirements. This Phase III trial recruited 384 patients of which 375 patients were randomized and received clinical trial medication, and was contracted to JSW Research, which undertook the running of this clinical trial for us, with other CROs providing the program management and program quality assurance and data management and analysis with regard to the clinical trial.

                 The results of the first Phase III trial and interim results from the Phase IIb trial were announced on February 7, 2005 and March 11, 2005, respectively, and are described above under “Recent Events” in Item 1 Section A.

                 In June and September 2004, we initiated our 2nd and 3rd Phase III trials, respectively, each with a targeted enrollment of 450 mild to moderate AD patients. Each of these trials is a double blind placebo controlled, with a randomization of one third each in the 10mg and 15mg twice daily and placebo groups. Both of these clinical trials are contracted to, and conducted by, the CRO PPD Global Ltd. On March 11, 2005, we announced that we have halted additional patient enrollment in these trails as discussed above under “Recent Events.”

Sponsored Research Program: Alzheimer’s Disease Assay Method Development Program

                 Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”). Each of these agreements relate to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s Disease. The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 per year. The research project pursuant to the Research Agreement is being undertak en by Dr. Small at Monash University in Clayton, Australia.

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

Other Acetylcholinesterase Inhibitors

                 We have assessed certain properties of our other inhibitors of acetylcholinesterase such as Tolserine, that may ultimately prove to have certain additional advantages for use in AD, and Thiatolserine, a compound that has characteristics that may be suitable for development as a transdermal agent, one that is absorbed through a patch placed on the skin.

Inhibitors of Butyrylcholinesterase and Beta-Amyloid Precursor Protein  (Beta-APP) Formation

                 Our butyrylcholinesterase inhibitor compounds are designed to selectively inhibit butyrylcholinesterase, an enzyme similar to acetylcholinesterase. Normally these two enzymes coexist throughout the body, with acetylcholinesterase predominating in degrading acetylcholine. In the brain of AD patients, as acetylcholinesterase levels gradually fall, there appears to be a concomitant increase in burytylcholinesterase levels in specific nerve pathways within the cortex and the hippocampus, areas associated with AD. Like acetycholinesterase, butyrylcholinesterasedegrades acetylcholine at the synaptic gap between neurons, decreasing the availability of this key neurotransmitter. This enzyme was identified as a target for inhibition in AD as it also terminates the action of the neurotransmitter acetylcholine in specific nerve pathways in regions of the brain associated with AD and is found in high concentration in amyloid plaques in the brains of AD patients. Our butyrylcholinesterase inhibitor compounds act to counter butyrylcholinesterase, thus enhancing the availability of acetylcholine, improving memory and cognition. Inhibition of butyrylcholinesterase may also reduce any increased toxicity of beta amyloid caused by the presence of butyrylcholinesterase in amyloid plaques.

                 Several of the butyrylcholinesterase inhibitor drug candidates in our drug portfolio, including Cymserine, Phenethylnorcymserine (PENC) and Bisnorcymserine, have been studied extensively in pre-clinical studies and have been found to have many of the characteristics desirable for use in AD. Like Phenserine, these compounds have a dual mechanism of action in that, in addition to inhibiting the butyrylcholinesterase enzyme, they also inhibit the formation of beta-APP in cell culture, and in rats. These pre-clinical findings indicate that these butyrylcholinesterase inhibitor compounds may have an important role in preventing the formation of amyloid plaques in AD, in addition to its inhibition of butyrylcholinesterase. The compounds readily enter the brain, they have a long duration of action and are highly active in improving memory and learning in the aged rat. Currently it appears that Bisnorcymserine has several advantages over the other compounds in pre-clinical results. Bisnorcymserine appears to be the most potent butyrylcholinesterase inhibitor in our patent portfolio, has a 100-fold selectivity over acetylcholinesterase, behavioral work shows it to improve memory in rodent models, and it reduces beta-APP in tissue cultures. Bisnorcymserine has three potential uses: (1) as an inhibitor of butyrylcholinesterase, (2) as an inhibitor of the production of beta-APP, thus inhibiting the formation of amyloid plaques, and (3) as an early diagnostic marker. Using PENC, we have successfully developed a manufacturing process that could serve as a model for the scale up process to produce sufficient quantities of Bisnorcymserine for further studies.

Posiphen™

                 On March 22, 2002, we filed a provisional patent application resulting from a collaboration between Gosse B. Bruinsma, M.D. of Axonyx and Dr. Nigel Greig of the NIH/NIA, on a co-inventorship basis, covering a method for treating patients with Alzheimer’s disease and other cognitive disorders with Posiphen™, a potential pharmaceutical compound that is the positive isomer of Phenserine. An International PCT application claiming the benefit of the provisional patent application was filed on March 18, 2003, and has entered the national phase in a number of countries, including, among others, the U.S., Japan, and the regional European Patent Office. Posiphen™, unlike Phenserine, appears to lack the same level of acetylcholinesterase inhibition activity. Posiphen™’s mechanism of action results in decreases in the formation of the beta-amyloid precursor protein through RNA translational inhibition. Axonyx owns this patent application jointly with the NIH/NIA. Initial manufacture of small quantities of Posiphen™ has been successful and these will be used for the preclinical testing of Posiphen™. This preclinical testing may potentially support future clinical trials in human subjects. Human studies will require approval from regulatory agencies in the U.S. and elsewhere.

D.             Out-Licensed Technology

                 We signed a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono) effective September 15, 2000. Serono is a Swiss-based biotechnology company listed on the NYSE. Under the License Agreement, we granted an exclusive, worldwide sublicense of our patent rights and know-how regarding the development and marketing of the Amyloid Inhibitory Peptide (AIP’s) and the Prion Inhibitory Peptide (PIP’s) technology, the licensed products, to ARS. The License Agreement provides for the making of milestone payments upon the occurrence of certain events in the development of the Licensed Products and royalty payments upon the sale of products resulting from the licensed technology. In addition, ARS paid us a nonrefundable and noncreditable up-front license fee in the amount of $1.5 million. Under the License Agreement, ARS would pay us an aggregate amount of $14 million if the licensed product involved is a patented product covered by the sub-licensed patents and patent applications achieve health registration approval. The amount of aggregate milestone payments through health registration approval would be $7 million if the licensed product involved was developed by Serono during the term of our Development Agreement with ARS.

                 When we learned in 2004 that Serono was evaluating whether to continue further development of the licensed technologies, discussions were initiated with Serono to investigate whether a collaborative arrangement could be negotiated whereby Axonyx would regain control over the development activities surrounding the AIP’s and PIP’s. These discussions resulted in the signing of a non-binding MOU with Serono in July of 2004. (Please see Recent Events, Section A.) Any final decision to delay or terminate development on the part of Serono would mean that our receipt of any further milestone and royalty payments referred to above would in turn either be delayed or eliminated. During the first part of 2004 we were in discussions with Serono about the existing licensing arrangements and about possible alternative structures and collaborations that might be used to potentially exploit the licensed technology. As a result of these discussions, we entered into a non-binding Memorandum of Understanding with Serono regarding possible research and joint development of certain technologies, including the licensed technologies, as discussed under “Item 1-Business-Strategic Alliances, Section G.”

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

                 Under the terms of the agreement, development of compounds based on the AIPs has been undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland. Scientists at Serono developed a formulation of the AIP compound has completed a Phase I clinical trial.

Prion Inhibitory Peptides (PIPs)

                 There is increasing evidence that prions are the infectious agents that cause Bovine Spongiform Encephalopathy (BSE), Creutzfeldt-Jakob Disease, new variant (nvCJD) and possibly other prion-related diseases. These diseases have caused grave concern in Europe and the U.S. because of the potential for their transmission to humans through the meat supply. These fatal neurodegenerative disorders are characterized by spongiform degeneration of the brain and, in many cases, by deposits of prions into plaques. The infectivity of prionsis believed to be associated with an abnormal folding of the prion protein. This folding involves a conversion of the alpha-helical form to the beta-sheet form that can be deposited in plaques in the brain.

                 ARS, through its sublicense with Axonyx, has the right to develop, at Serono facilities, a series of Prion Inhibitory Peptides, or PIPs, that interact in vitro with the normal form of the prion to prevent its conversion to the abnormal form, and to interact with the abnormal form to cause it to revert to a normal prion. In earlier research at NYU, incubation of the PIPs with toxic prions taken from BSE and nvCJD infected cows caused a reversion of the toxic prions to the normal form. These findings suggest a strategy for designing diagnostics and therapeutic treatments for prion related diseases.

                 Under the terms of our licensing agreement development of compounds based on the PIPs has been undertaken by ARS, through Serono, at the Serono Pharmaceutical Research Institute in Geneva, Switzerland.

E.            Competition

                We compete with many large and small pharmaceutical companies that are developing and/or marketing drug compounds similar to those being developed by us, especially in the area of acetylcholinesterase inhibitors and the amyloid cascade. Many large pharmaceutical companies and smaller biotechnology companies have well funded research departments concentrating on therapeutic approaches to AD. We expect substantial competition from these companies as they develop different and/or novel approaches to the treatment of AD. Some of these approaches may directly compete with the compounds that we are currently or are considering developing.

                 In the intense competitive environment that is the pharmaceutical industry, those companies that complete clinical trials, obtain regulatory approval and commercialize their drug products first will enjoy competitive advantages. We believe that the compounds covered by our patent rights have characteristics that may enable them, if fully developed, to have a market impact.

                 A number of major pharmaceutical companies have programs to develop drugs for the treatment of Alzheimer’s disease. Like Phenserine, many of these drugs are acetylcholinesterase inhibitors. Warner-Lambert (Cognex®), Eisai/Pfizer (Aricept®), Novartis (Exelon®) and, most recently, Johnson & Johnson (Reminyl®), have marketed compounds of this type in the United States. Cognex® was effectively removed from the market in 1998 due to severe side effects and Aricept (donepezil) currently dominates the market with approximately $1 billion in U.S. sales in 2003. Several other pharmaceutical companies have acetylcholinesterase inhibitors in human clinical trials. In addition, Forest Laboratories’ Namenda™ (memantine HCl) was recently approved in the USA for the treatment of moderate to severe AD as monotherapy or in combination with donepezil, a commonly prescribed acetylcholinesterase inhibitor. Memantine has a different mechanism of action that is focused on the glutamate pathway and can potentially also be prescribed together with Phenserine and our other drug candidates in development.

                 Two biotechnology companies have drugs in clinical trials that are based on a beta-amyloid approach to the treatment of AD. In addition, two small biotechnology companies appear to be pursuing studies on the amyloid inhibitory peptide approach similar in scope and direction as that of our sub-licensee Serono. Another company is developing ways to inhibit plaque deposition by interfering with the transporter molecules that carry beta-amyloid from the cell membrane, where it is produced from APP, to the cell exterior where the amyloid plaques are formed. Several pharmaceutical companies are working on compounds designed to block the secretase enzymes involved in beta-APP processing. Elan Pharmaceuticals, the California based subsidiary of the Elan Corporation of Dublin, Ireland, continues research and development work on a vaccine designed to cause the immune system to mount antibodies against the amyloid proteins that make up amyloid plaques. This work is in conjunction with Wyeth. This vaccine showed efficacy in genetically altered mice but Phase II human clinical trials were suspended by Elan due to the incidence of side effects in some patients.

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

F.            Government Regulation

                Regulation by governmental authorities in the United States and foreign countries is an important factor in the development, manufacture and marketing of our proposed products. It is expected that all of our products will require regulatory approval by governmental agencies prior to their commercialization. Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the Food and Drug Administration (FDA) and similar regulatory agencies in foreign countries.

                Pre-clinical testing is conducted on animals in the laboratory to evaluate the potential efficacy and the safety of a potential pharmaceutical product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (IND) application, which must be approved before clinical testing in humans can begin in the USA. Typically, the clinical evaluation process involves three phases. In Phase I, clinical trials are conducted with a small number of healthy human subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary evidence of efficacy, the optimal dosages, and more extensive evidence of safety. In Phase III, large scale, statistically-driven multi-center, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA.

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

                 The results of all of the pre-clinical and clinical testing are submitted to the FDA in the form of a New Drug Application (NDA) for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. We cannot assure you that approvals will be granted on a timely basis, if at all. Similar regulatory procedures are in place in most developed countries outside the United States.

                 In October 2001, we completed a Phase II proof of concept human clinical trial with Phenserine utilizing AD patients at five sites in the United States. The only drug for which we have filed an IND is Phenserine. Our butyrylcholinesterase inhibitor program is in pre-clinical development. The AIP product development is under the direction of Serono, through our arrangements with their subsidiary ARS, and they completed a Phase I clinical trial in 2003.

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

                 On October 11, 2002, we signed a Fourth Amendment with New York University to the Research and License Agreement between New York University and Axonyx dated April 1, 1997. The amendment modifies the development plan annexed to the Research and License Agreement regarding deadlines by which Axonyx or our sublicensee is to achieve certain development milestones, including commencing clinical trials, for an AIP compound. The amendment extends the dates by which we or our sublicensee undertakes to meet certain development and commercialization benchmarks, including the commencement of Phase I clinical trials for an AIP compound. The amendment also modifies the terms of the milestone payment provisions of the Research and License Agreement, delays the due date for the next development plan report and contains releases and waivers of default by the university and Axonyx. NYU waived any past failures on our part to develop Licensed Products in accordance with the schedule provided in the development plan under the Research and License Agreement. ARS, a wholly owned subsidiary of Serono International, S.A., who sublicensed the patents covered by the Research and License Agreement between New York University and Axonyx, has been undertaking the development and commercialization of the AIP and PIP compounds at Serono facilities in Geneva, Switzerland.

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

                 Under the license agreement, we agreed to pay royalties to CURE, LLC of up to 3% of the first $100 million and 1% thereafter, of net product sales of, and sub-licensed royalties on, products developed from the patented technologies. We also agreed to pay an upfront fee in the amount of $25,000, milestone payments aggregating $600,000 when certain clinical and regulatory milestones are reached, and patent filing and prosecution costs. We have been paying minimum annual royalty payments of $10,000 since January 31, 2000, which will increase to $25,000 per year on commencement of sales of the product until the expiration or termination of the agreement. Any royalty payments made to CURE shall be credited against the minimum payments. Four patents have been issued in the United States.

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

                 On May 27, 2002, we signed an amendment letter with CURE, LLC that amends the License Agreement between Axonyx and CURE dated February 27, 1997. The amendment modifies the reversionary rights provision of the License Agreement regarding deadlines by which we are to achieve certain development milestones, including commencing clinical trials, for Phenserine. The amendment extends the dates by which reversionary rights arise if we fail to meet certain development benchmarks, including the commencement of Phase III clinical trials for Phenserine. On July 11, 2002, the Public Health Service, the parent agency of the NIH/NIA, signed an amendment to the Patent License Agreement – Exclusive between the Public Health Service and CURE dated January 31, 1997, which, among other things, amends the commercial development plan and benchmark provisions of the original agreement and extends the dates by which CURE or its sublicensee Axonyx is required to commence clinical trials for Phenserine and file a New Drug Application for Phenserine.

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

                 During 2004 we entered into discussions with Serono to alter the agreement as described above.

                 In July 2004, we signed a non-binding Memorandum of Understanding (MOU) for the research and joint development of therapeutic compounds including the Amyloid Inhibitory and Prion Inhibitory Peptides,

and diagnostic technologies in the field of protein mis-folding disorders such as Parkinson’s Disease, Down’s Syndrome, Diabetic disorders, Lou Gehrig’s Disease, Alzheimer’s Disease, Transmissible Spongioform Encephalopathies (TSE’s) i.e. Mad Cow Disease (BSE) and Creutzfeldt Jakob Disease new variant (CJDnv).

                 The MOU proposes that Serono and Axonyx each will transfer certain technologies and proprietary rights to a public entity they will jointly acquire, including technologies previously licensed by Axonyx to Serono, as well as additional related intellectual property and expertise subsequently developed by Serono. In addition to contributing specifically enumerated technologies to the new venture, the MOU contemplates that Axonyx will invest $5 million. The new venture would then separately raise additional capital in the public markets to fund its research and development activities.

                 Under the terms of the MOU, Axonyx will have a majority of the voting stock of the new venture and initially will designate a majority of its directors.

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

                 Following the signing of the MOU, the parties have been negotiating the terms of definitive agreements. If the agreements contemplated under the MOU are finalized, the revenues and milestone payments described in earlier SEC filings under the original licensing agreements to SERONO will not occur. We cannot be assured at this time that the due diligence and/or these discussions will result in a mutually satisfactory outcome.

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

I.              Patents, Trademarks, and Copyrights

                We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our drug candidates, particularly those relating to Phenserine, our lead drug candidate, and to avoid infringing the proprietary rights of others. We have interests in eight patents issued by the United States Patent and Trademark Office and to four pending patent applications. We obtained exclusive worldwide licenses to threepatents and to three patent applications, all of which subsequently became issued patents. We have sublicensed to Serono’s subsidiary ARS our rights to two of the eight patents listed below and to one patent application that we owned. We are a co-owner, with the NIH and two co-inventor scientists, of one patent, and the sole owner of another patent concerning a process for producing Phenserine. We are a co-owner, also with the NIH and co-inventor scientists, of two patent applications, and the owner of a patent application relating to an assay method. Associated foreign patents have been issued in most cases and foreign patent applications have been filed associated with the listed patents and patent applications. We will continue to seek to obtain additional licenses from universities and other research institutions.

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

Issued United States Patents

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

U.S. Patent 6,410,747 issued June 25, 2002 for “Highly Selective Butyrylcholinesterase Inhibitors for the Treatment and Diagnosis of Alzheimer’s Disease and Dementia”. Expires July 9, 2018.

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

U.S. Patent 6,495,700 B1 issued December 17, 2002 for “A Process for Producing Phenserine and its Analogs”. Expires January 9, 2022.

U.S. Patent 6,683,105 issued January 27, 2004 for “Highly selective butyrylcholinesterase inhibitors for the treatment and diagnosis of Alzheimer’s disease and dementias” Expires June 9, 2018. This patent is jointly owned by Axonyx, the NIH, and two scientists involved in the research, on a co-inventorship basis.

U.S. Patent 6,689,753 issued February 10, 2004 for “Beta sheet breaker peptide analogs that inhibit Beta pleated sheet formation in amyloid Beta-peptide.” Expires November 4, 2020.

                These patents can expire earlier if they are allowed to abandon or are not adequately maintained.

Patents Pending

                Note that we cannot assure you that corresponding patents will be issued or that the scope of the coverage claimed in the following patent applications will not be significantly reduced prior to any patent being issued.

                On March 22, 2002, we filed a provisional patent application resulting from a collaboration between Gosse Bruinsma, M.D. of Axonyx and Dr. Nigel Greig of the NIH/NIA, on a co-inventorship basis, covering a method for treating patients with Alzheimer’s disease and other cognitive disorders with Posiphen™, a potential pharmaceutical compound that is the positive isomer of Phenserine. Axonyx and the NIH/NIA jointly own this patent application. Corresponding foreign and U.S. patent applications were filed claiming priority to this patent application.

                We have ownership rights, pursuant to assignment by the inventors, to a provisional patent application filed July 1, 2002 entitled “Assay Method”. This patent application was assigned to us pursuant to an Intellectual Property Agreement signed in September 2002. The assay method involves a process for screening potential drug compounds for Alzheimer’s disease that have an effect on beta-amyloid. We are funding research related to this patent application at the laboratory of Dr. David Small at the Monash University in Australia. Corresponding foreign and U.S. patent applications were filed claiming priority to this patent application.

                In 2004, Axonyx filed a U.S. provisional patent application covering a method of treating type II diabetes or diabetic complications with phenserine and/or Posiphen™. A corresponding Patent Cooperation Treaty (“PCT”) patent application was timely filed in 2005 claiming priority to this patent application.

                In 2004, Axonyx filed a U.S. provisional patent application covering a method for treating cognitive disorders using a combination of phenserine and Posiphen™. A corresponding PCT patent application was timely filed in 2005 claiming priority to this patent application.

                In 2004, Axonyx filed a U.S. provisional and a Canadian patent application claiming a method for increasing the dosage of phenserine to reduce cholinergic overstimulation. A corresponding PCT patent application is being prepared for timely filing in 2005 claiming priority to these patent applications.

                In 2004, Axonyx filed a U.S. provisional patent application claiming a method of treating cognitive impairments associated with Down Syndrome with phenserine and/or Posiphen™. A corresponding PCT patent application is being prepared for timely filing in 2005 claiming priority to this patent application.

                In 2004, Axonyx filed a U.S. provisional patent application covering a method for treating cognitive disorders using a combination of phenserine and memantine. A corresponding PCT patent application is being prepared for timely filing in 2005 claiming priority to this patent application.

                In 2004, Axonyx filed other U.S. provisional patent applications, none of which have yet been foreign filed or published. At this time, the content of these provisional patent applications is considered to be trade secret information of Axonyx.

                In 2004, Axonyx purchased the US and existing non-US patent rights of Message Pharmaceutical to various filed patent applications exemplified by PCT International Publication Number WO 02/048150 A2 for Agents Useful for Reducing Amyloid Precursor Protein and Treating Dementia and Methods of Use Thereof.. These patent applications are now jointly owned by Axonyx, the NIH, and two scientists involved in the research, on a co-inventorship basis.

                Axonyx filed a U.S. trademark application for “POSIPHEN”. Axonyx presently intends to timely file foreign trademark applications.

                We have not filed for any copyright protection to date.

J.            Employees

                We currently have five full time employees, two of whom are in administration, two of whom are involved in both management and research and development and one of whom is involved in management. See Item 10, Executive Compensation, for information on Axonyx’s employment arrangements with certain of its officers and directors.

                OXIS had eleven full time employees in the United States at December 31, 2004.

Item 2.              Properties.

                During 2004, our operations were conducted from our offices in New York, New York and Stevenson, Washington. On January 2, 2004, following the resignation of Mr. Michael Espey, the offices in Seattle were closed. We lease approximately 800 square feet of office space in New York on a three month renewable basis at a rental rate of $9,800 per month. We leased 144 square feet of office space in Seattle on a three month renewable basis at a rental rate of $900 per month. This lease terminated in February 2004 and was not renewed. Up until October 2002, we rented 1,000 square feet of office space in Stevenson, Washington on a month to month basis at a rental rate of $2,500 per month. Up until December 2002, we rented 900 square feet of office space in Wilton, Connecticut on a month to month basis at a rental rate of $1,250 per month.

                OXIS occupies pursuant to leases expiring in November 2005, office, laboratory and manufacturing space in Portland, Oregon. Although the premises currently occupied are suitable and in adequate condition for the Company’s present requirements, the Company believes that other equally suitable premises are readily available.

                Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc., rents 650 square feet of office space in Leiden, The Netherlands, on a month to month basis at a rental rate of Euro 550 per month.

Item 3.              Legal Proceedings.

                Please see the description of the purported shareholder class action lawsuits filed in February 2005 described under “Item 1—Business—Recent Events.”

Item 4.              Submission of Matters to a Vote of Security Holders

                Axonyx did not submit any matters to a vote of its stockholders in the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
27

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “AXYX”. The following table sets forth the high and low bid quotations for our common stock for the period between January 1, 2003 and February 28, 2005. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

Period	High	Low
2003
Quarter ended 3/31/03	$1.28	$0.55
Quarter ended 6/30/03	$4.18	$0.90
Quarter ended 9/30/03	$5.40	$1.96
Quarter ended 12/31/03	$5.37	$3.44
2004
Quarter ended 3/31/04	$7.85	$4.60
Quarter ended 6/30/04	$8.75	$4.58
Quarter ended 9/30/04	$5.85	$3.24
Quarter ended 12/31/04	$7.49	$4.05
2005
Period beginning 1/1/05 and ending 2/28/05	$6.28	$1.41

                The transfer agent of Axonyx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

                As of February 28, 2005 there were approximately 392 holders of record of Axonyx’s common stock, of which 53,665,518 shares were issued and outstanding.

                We have never paid cash dividends on its common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

                In May 2004, the Company completed a private placement for $20 million of securities through the sale of 3,076,923 shares of common stock at $6.50 per share with new institutional investors. This placement also involved the acquisition by the investor group of five-year warrants to purchase an additional 923,077 shares of the Company’s stock at an exercise price of $8.50 per share. These shares and warrants were subsequently registered.

                On January 8, 2004, the Company entered into definitive agreements with new and existing institutional investors relating to a private placement of $50 million of securities through the sale of 9,650,183 shares of common stock at $5.15 per share. These agreements also involve the acquisition by the investor group of five-year warrants to purchase an additional 2,412,546 shares of the Company’s stock at an exercise price of $7.25 per share. These shares and warrants were subsequently registered.

                Also in January 2004, the Company issued 1,618,061 shares of common stock valued at $8,194,000 in conjunction with the Company’s acquisition of 52% of the outstanding voting stock of Oxis International, Inc. These shares were subsequently registered.

Item 6. Selected Financial Data.

	Years Ended December 31, (Dollars in thousands, except per share data)
	2004	2003	2002	2001	2000

Statement of Operations Data:
Total Revenues	$2,275	$1,000	$0	$0	$1,605
Research and development expenses	23,741	5,821	3,852	5,153	3,516
General and administrative expenses	8,250	3,459	2,505	3,277	3,482
Loss from operations	(30,883)	(8,280)	(6,357)	(8,430)	(5,393)

Net Loss	(28,780)	(8,106)	(6,256)	(8,144)	(4,870)

Net Loss per share	(.58)	(.30)	(.36)	(.53)	(.33)

Weighted average shares outstanding (in thousands)	49,977	27,207	17,265	15,423	14,716

	December 31, (Dollars in thousands)

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash, cash equivalents and securities	$90,591	$28,780	$4,474	$9,115	$10,363
Total assets	101,394	28,815	7,984	9,211	10,457
Accumulated deficit	(62,508)	(33,728)	(25,622)	(19,366)	(11,222)
Total stockholders equity	86,538	26,651	6,679	8,191	9,683

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-23 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO AXONYX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

The Company’s lead drug, Phenserine, is a third generation acetylcholinesterace inhibitor, which has progressed to late stage clinical trials. The results of the 1st Phase III trial were announced on February 7, 2005 and the interim results from the Phase IIb trial were announced on March 11, 2005 and are described under “Recent Events – Item 1 Section A.” Overall the results from each trial did not show statistically significant improvements over placebo for the protocol’s primary endpoints following 26 weeks of treatment. We have halted additional patient recruitment for the ongoing phase III clinical trials in order to evaluate the planned Phenserine clinical development program following recommendations from our Scientific Advisory Board and Safety Steering Committee, as well as our desire to examine opportunities that could optimize further Phenserine development.

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

                Our current plan of operation for the next 12 months primarily involves research and development activities, including clinical trials, concerning Phenserine, Posiphen and one of our butyrylcholinesterase inhibitors.

                 Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., Supundi Subasinghe (“Assignment Agreement”). Each of these agreements relate to the development of an assay method for the rapid screening of potential drug candidates for the treatment of

Alzheimer’s Disease. The Research Agreement funds a research project concerning further development of the assay method under the guidance of Dr. Small for a three year period commencing October 1, 2002, for Australian $90,000 (approximately US $71,370) per year. The research project pursuant to the Research Agreement is being undertaken by Dr. Small at Monash University in Clayton, Australia.

                 Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, currency fluctuations, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial viability and the status of competitive products. The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangements with other companies, the availability of financing and other factors. If we in-license or out-license rights to some of our drug candidates our development expenses may fluctuate significantly from prior periods.

B.            Results of Operations.

Year ended December 31, 2004 Compared with the Year ended December 31, 2003

                For the year ended December 31, 2004 we had revenue of $2,275,000 compared to $1,000,000 for the year ended December 31, 2003. Revenue in 2004 was derived from the sale of research assays and fine chemicals at OXIS and a licensing agreement at OXIS for $450,000. In April 2003, Axonyx received a milestone payment of $1,000,000 from Serono International S.A. (Serono) under the terms of a license agreement for beta-sheet breaker technology that was signed in September 2000. The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta-sheet breaker peptide for the potential treatment of Alzheimer’s disease.

                The Company’s costs of sales were entirely related to OXIS. The percentage of cost of sales for the year ended December 31, 2004 was 64%.

                For the year ended December 31, 2004 we incurred a net loss of $28,780,000 compared to net loss of $8,106,000 for the year December 31, 2003.

                For the year ended December 31, 2004 we incurred research and development costs of $23,741,000 compared to $5,821,000 for the year ended December 31, 2003. The increase in 2004 research and development expenses compared with 2003 is primarily attributable to the start of additional Phenserine clinical trials. In June 2003 we initiated a Phase IIB and first Phase III pivotal trial in Europe. The Phase IIB trial was originally targeted to recruit 75 patients and has subsequently been expanded to recruit 150 patients. The first Phase III trial targeted 375 patients. In June 2004 we initiated a second Phase III trial and incurred start up costs including the initial investigators meeting. In September 2004 we initiated a third Phase III pivotal trial with similar start up costs. Both the second and third Phase III trials have targeted enrollments of 450 patients each. The 2004 research and development expenses reflect the costs of these four trials, compared to only two in 2003. In 2004 our costs for Phenserine clinical trials were $11,936,000 compared to $2,775,000 in 2003. Additionally, studies in carcinogencity and Absorption, Distribution, Metabolism and Excretion (ADME) increase by $2,900,000 from the same period in 2003.

                Chemical, manufacturing and control costs for 2004 were $2,702,000 compared to $450,000 in 2003. The increase reflects manufacturing costs of the drug supply needed for existing and expanded trials. Development costs for Posiphen were $507,000 in 2004 compared to $67,000 in 2003. Posiphen is the positive isomer of Phenserine and may exhibit the same mechanism of action as Phenserine without the related side effects. Studies on Posiphen commenced in late 2003 and were expanded in 2004.

                 Total General & Administrative expenses allocated to Research & Development in 2004 amounted to $988,000 compared to $743,000 in 2003. The increase is due to executive bonuses awarded in 2004 and increased administration necessitated by the four clinical trials programs ongoing in Europe, two of which were initiated in 2004.

                 OXIS accounted for $218,000 of research and development expenses in 2004.

                 For the year ended December 31, 2004 we incurred General & Administrative costs of $8,250,000 compared to $3,459,000 for the year ended December 31, 2003. The increase for year 2004 of $4,791,000 was due to non-cash stock option charges for consultants of $1,848,000 compared $806,000 in 2003, an increase in professional fees of $909,000 to $1,742,000 in 2004 from $833,000 in 2003. The increase in professional fees results from review and analysis of potential merger and acquisition opportunities, increased use of outside counsel, patent activity, Sarbanes Oxley compliance costs and board member fees. Sales, general and administrative expenses relating to OXIS were $2,525,000.

                 General and Administrative salaries increased $319,000 in 2004 over 2003 primarily due to executive and staff bonuses and the addition of a Chief Financial Officer hired in the third quarter of 2003.

                 Interest income for the year ended December 31, 2004 was $1,235,000 compared to $137,000 for the year ended December 31, 2003. The increase in interest income is attributable to an increase in short-term investment balances during the year.

                 For the year ended December 31, 2004 the loss on foreign exchange was $83,000 compared to a gain of $37,000 on foreign exchange for the year ended December 31, 2003. The loss resulted from Euro purchased and utilized to meet vendor payments denominated in Euro and reflects the strength of the Euro currency against the U.S. dollar in 2004.

                 In 2004 the Company recognized a gain of $1,154,000 on the issuance of common stock by OXIS International, Inc in accordance with the accounting prescribed by SEC Staff Accounting Bulletin No. 51.

                 For the year ended December 31, 2004 financing fees were $856,000 at OXIS resulting principally from the issuance of warrants in connection with short-term debt and the related conversion.

                 The Company incurs expenses in Euro currency, as currently the Phenserine clinical trials are being conducted in Europe. Additionally, the Company’s European office in the Netherlands is funded from the U.S.

Year ended December 31, 2003 Compared with the Year ended December 31, 2002

                For the year ended December 31, 2003 we had revenue of $1,000,000 compared to no revenue for the year ended December 31, 2002. In April 2003 Axonyx received a milestone payment of $1,000,000 from ARS, a subsidiary of Serono International SA under the terms of a license agreement for beta sheet breaker technology that was signed in September 2000.The milestone payment was triggered when Serono initiated a Phase I clinical trial with a beta sheet breaker peptide for the potential treatment of Alzheimer’s disease.

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

                 In 2003 we had costs of $2,554,000 for Phenserine clinical trials compared with $117,000 in 2002. The increased amounts for 2003 were due to the initiation, in June 2003, of a Phase IIB beta-amyloid trial involving 75 patients and a pivotal Phase III cognition trial of involving 375 patients. Both of these trials are being conducted in Europe. Chemical manufacturing and control costs for 2003 were $244,000 compared to $1,005,000 in 2002. The decrease is because much of the drug supply needed for the trials had been manufactured in 2002. The costs of various studies involving toxicology, carcinogenicity, absorption, distribution, metabolism and excretion (ADME) aggregate $967,000 compared to $1,260,000 in 2002. Development costs for Posiphen were $67,000 in 2003 compared to $0 in 2002 Studies on Posiphen commenced in late 2003 and will be expanded in 2004.

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

C.            Liquidity and Capital Resources.

                As of December 31, 2004, we had $90,591,000 in cash and cash equivalents, and $84,546,000 in working capital.

                 Net cash used in operating activities for the year ended December 31, 2004 was $20,452,000 resulting from a net loss of $28,780,000 and a gain on issuance of subsidiary stock of $1,154,000, offset in part by an increase in accounts payable and accrued expenses of $5,720,000, depreciation and amortization of $889,000, the amortization of deferred financing costs of $772,000, and stock and option based compensation of $2,551,000.

                 Net cash provided from investing activities for the year ended December 31, 2004 was $276,000 and reflects $714,000 in cash acquired in the OXIS acquisition offset in part by $297,000 in patent additions, $89,000 in equipment costs and $52,000 in costs related to the OXIS acquisition.

                Net cash from financing activities for the year ended December 31, 2004 was $81,987,000. In January we received net proceeds of $46,380,000 from a private placement of $50,000,000 of securities through the sale of 9,650,183 shares of common stock and warrants. In May we received net proceeds of $18,364,000 from the private placement of $20,000,000 of securities through the sale of 3,076,923 shares of common stock and warrants. In December 2004, OXIS received net proceeds of $3,870,000 from a private placement of 12,264,158 shares issuable at December 31, 2004. During 2004, we received proceeds of $13,236,000 from the exercise of warrants and stock options and OXIS received a corresponding $137,000.

                 We currently have contracts with JSW Research of Austria and PPD Global Ltd. to undertake the ongoing Phenserine clinical program. We also have contracts with other CROs to provide services relating to our research and development activities including completing pre-clinical tests on the drug formulations, undertaking carcinogenicity and toxicology studies, ADME studies, bio-assays of blood/urine/plasma samples, drug stability studies and clinical trial drug packaging. Under our Research and License Agreement with New York University, we must pay minimum annual royalty payments of $150,000 per year beginning in 2004 through the expiration or termination of that agreement. Our current real estate leases are all on a short-term basis.

                 The table below sets out our current contractual obligations. However, the nature of these contracts with various clinical research organizations is such that work may have to be stopped with very short notice and we will then only be obligated to pay costs incurred to date.

Vendor	Total Contract	Total Paid through December 31, 2004	Total Remaining Contract Liability	2005	2006
Ace Pharmaceuticals	$1,175,411	$724,898	$450,513	$450,513
Avtech Labs Inc.	612,287	298,735	313,552	313,552
BioReliance	811,360	670,850	140,510	140,510
Covance	449,800	302,900	146,900	146,900
DataMagik	792,698	229,343	563,355	563,355
InVitro Technologies	553,470	257,680	295,790	295,790
JSW Research	8,351,705	3,309,715	5,041,990	5,041,990
Kendle	473,399	355,049	118,350	118,350
Karolinska Institute (KUS)	2,072,148	—	2,072,148	2,072,148
Lonza	1,413,504	86,400	1,327,104	1,327,104
MDSPS	30,000	—	30,000	30,000
Notox	1,439,987	1,164,578	275,409	275,409
Patheon	719,563	524,656	194,907	180,000	$14,907
PPD	2,883,390	1,668,188	1,215,202	1,215,202
PSPG, LLC	2,665,920	999,720	1,666,200	1,332,960	$333,240
Rhodia Inc.	984,500	470,000	514,500	514,500
Synkem	1,035,315	163,200	872,115	872,115
Wil Research Labs LLC	1,398,210	836,110	562,100	401,500	$160,600

Total	$27,862,667	$12,062,022	$15,800,645	$15,291,898	$508,747

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	through future private placement financing or other equity financings..

                 We believe that we have sufficient capital resources to finance our plan of operation at least through March 31, 2006. However, this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual contract costs of undertaking the Phenserine Phase III clinical trials, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

                 We may be periodically seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us in order to support our research and development activities. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the12 month period ending March 31, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

                 Principles of consolidation: The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in Holland. The financial statements also include the accounts of OXIS from the acquisition date of January 15, 2004 when the company acquired approximately 52% of the common voting stock of OXIS. The Company’s ownership in OXIS was reduced to 34% on December 31, 2004 as the result of a third party financing by OXIS. Although the Company has less than a majority ownership at December 31, 2004, the accounts of OXIS are consolidated as the Company controls the board of directors through a majority of the OXIS board seats. All intercompany balances and transactions have been eliminated in consolidation.

                 On February 28, 2005 OXIS announced that Mr. Steven T. Guillen had joined OXIS as President and Chief Executive Officer and as a member of the OXIS Board of Directors. Consequently the Company no longer has a majority of the seats on the OXIS Board, and because the Company’s ownership interest now represents 34% of the OXIS shares outstanding, beginning March 1, 2005 OXIS will no longer be consolidated but rather accounted for using the equity method.

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

                 Impairment of Long-Lived Assets: The Company follows statement of Financial Accounting Standard No 144 “Accounting for the Impairment of Long-Lived Assets”. Long-lived asset are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge results in the reduction in the carrying value of long-lived assets and reduces our operating results in the period in which the charge arose.

                Accounting for stock sales by subsidiary: The Company accounts for stock sales by a subsidiary (Oxis) in accordance with SEC Staff Accounting Bulletin No. 51. Sales of unissued shares by Oxis result in a change in the carrying value of the subsidiary in the Company’s consolidated financials. These gains amounted to $1,154,000 relating to OXIS in 2004, arising primarily from its December private placement financing, the conversion of bridge loans into common stock and from the exercise of employee stock options throughout the year.

E.             New Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

                In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement, which is effective July 1, 2005.

                In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

                 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of this statement did not have an impact on the financial statements of the Company.

                 In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the financial statements of the Company.

                    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 was to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 did not have a material effect on the Company’s financial condition and results of operations.

                    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonable possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have a significant involvement with, an existing variable interest entity. The Company does not have any entities as of December 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for the Company beginning the first quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

F.             Risks and Uncertainties

RISKS AND UNCERTAINTIES

Risks Related to Our Business

You should carefully consider the risks described below in evaluating Axonyx and our business. If any of the following risks actually occur, our business could be harmed. This could cause the price of our stock to decline. This prospectus contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to these differences include those discussed below and elsewhere in this prospectus.

                 We have a limited operating history. We have a large accumulated deficit and may never become profitable.

                 We have a limited operating history upon which investors may base an evaluation of our likely future performance. Since we began operations in 1997 we have been engaged in developing our research programs, recruiting outside directors, employees and key consultants, and consummating patent licensing agreements. To date, we have not had any in-house laboratory facilities in which to conduct any research and will not have any operational laboratories of our own in the near future. We have had only limited revenue from license fees in the amount of $2.75 million to date. As of December 31, 2004, we had an accumulated deficit of $62,508,000 and our operating losses are continuing.

                 We have no products available for sale and we may never be successful in developing products suitable for commercialization.

                 With the exception of Phenserine and any products developed by OXIS, all of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates have been approved by regulatory authorities. We have no products available for sale and we do not expect to have any products commercially available for several years, if at all. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

•	Our drug candidates will be ineffective, toxic or will not receive regulatory clearances,

•	Our drug candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,

•	Our candidates may face generic competition by the time they reach the market place and therefore preclude a return on our investment

•	Third parties will hold proprietary rights that may preclude us from developing or marketing our drug candidates, or

•	Third parties will market equivalent or superior products.

                 The success of our business depends upon our ability to successfully develop potential drug products from our sponsored research programs.

          We cannot assure you that our sponsored research will lead to the successful development of any therapeutic agents. If any potential products are identified, they will require significant additional research, development, and clinical testing, regulatory approval and substantial additional investment prior to commercialization. Any potential products we identify may not be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, or be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.

                 Our product candidates may not successfully complete clinical trials required for commercialization, and as a result our business may never achieve profitability.

          To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through testing and clinical trials that each drug candidate is both safe and effective for the human population that it was intended to treat. In general, two successful Phase III clinical trials are required. The clinical trial process is complex and the regulatory environment varies widely from country to country. Positive results from testing and early clinical trials do not ensure positive results in the phase III human clinical trials. Many companies in our industry have suffered significant setbacks in Phase III, potentially pivotal clinical trials, even after promising results in earlier trials. The results from our trials, including our current Phase IIB or Phase III Phenserine trials, if any, may show that our drug candidates produce undesirable side effects in humans or that our drug candidates are not safe or effective or not safe or effective enough to compete in the marketplace. Such results could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. Moreover, we, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks or that our drug candidates are not safe or effective enough. Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population,

•	the nature of the protocol (i.e., how the drug is given, and the size and frequency of the dose and use of placebo control),

•	the proximity of patients to clinical sites, and

•	the eligibility criteria for the clinical trial (i.e., age group, level of symptoms, concomitant diseases or medications etc.).

          Delays in patient enrollment or negative trial outcomes can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the particular drug candidate that was tested.

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

          We expect to incur substantial operating losses for at least the next several years. We currently have limited sources of revenue other than interest income (other than revenues through OXIS where we are the largest shareholder), and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products. Other than interest or similar income, the only revenue that we have realized to date has been fees totaling $2.75 million paid by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A., under the terms of the Development Agreement and Right to License and the subsequent License Agreement. If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

          Certain pass through provisions from the License Agreement between CURE, LLC and the PHS are contained in our License Agreement with CURE, LLC. These pass through provisions are binding on us as if we were a party to the License Agreement with the PHS. Those provisions cover certain reserved government rights to the licensed patents, obligations to meet certain benchmarks and perform a commercial development plan, manufacturing restrictions, as well as indemnification, termination and modification of rights. PHS reserves on behalf of the U.S. government or any foreign government or international organization pursuant to any existing or future treaty or agreement with the U.S. government an irrevocable, nonexclusive, nontransferable, royalty free license for the practice of all inventions licensed pursuant to the License Agreement between CURE and PHS for research or other purposes. After making the first commercial sale of licensed products until expiration of the agreement, we must use our reasonable best efforts to make the licensed products and processes reasonably accessible to the U.S. public. PHS reserves the right to terminate or modify the License Agreement if it is determined that such action is necessary to meet requirements for public use specified by federal regulations. We are also obligated, under these pass through provisions, to manufacture licensed products substantially in the U.S., unless a written waiver is obtained in advance from the PHS. We undertook to develop and commercialize the licensed products covered by the patents pursuant to a commercial development plan contained in a pass through provision from the CURE-PHS license agreement. If we fail to cure non-compliance with the commercial development plan after notice from CURE within a reasonable period of time, we could be in material breach of the agreement. We have not, as of the date this Reoffer Prospectus, received notice of default of any of our obligations from CURE, LLC, or the PHS.

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

          We have not invested in manufacturing, marketing or product sales resources. We cannot assure you that we will be able to acquire such resources if and when needed. It is likely that we will also need to hire additional personnel skilled in the clinical testing and regulatory compliance process if we develop additional product candidates with commercial potential. We have no history of manufacturing or marketing. We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies. We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms. To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies. We do not currently have the capability to conduct clinical testing in-house and do not currently have plans to develop such a capability. We out-source our clinical testing to contract research organizations. We currently have one employee and certain other outside consultants who oversee the contract research organizations involved in clinical testing of our compounds. We cannot assure you that our limited oversight of the contract research organizations will suffice to avoid significant problems with the protocols and conduct of the clinical trials.

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

          We have contracted with or are currently negotiating contracts with several CROs to perform services concerning certain pre-clinical and clinical testing of Phenserine. For example, our subsidiary, Axonyx Europe has contracted with NOTOX Safety and Environmental Research B.V. of Holland to conduct a pre-clinical carcinogenicity study. Other CROs provide or will provide other services, including conducting a Phase I bioavailability clinical trial, a shelf life testing on the final formulation of Phenserine. We have contracted with JSW Research in Austria to undertake the running of our Phase IIb beta-amyloid clinical trial for Phenserine, as well as our recently completed pivotal Phase III clinical trial for Phenserine. We have also contracted with PPD Global Limited to undertake the running of the second and third Phase III clinical trials for Phenserine. Other CROs provide the program management, program quality assurance and quality control service, and data management and analysis for our clinical trials. In the event that any of these CROs fails to perform the services that they have been contracted to perform such failure would likely cause delay in the completion of the relevant drug development program and additional expense incurred in the process of replacing the CRO. Replacement of NOTOX would likely cause a delay in any future NDA submission for Phenserine and it is likely that switching to another vendor would involve paying higher contract costs. Given that we currently have only one person in house and certain outside consultants who will be primarily responsible for overseeing the conduct of the contract research organizations, we cannot assure you that any failure on the part of those CROs will be detected on a timely basis. We have, in the past, engaged Rhodia Chirex, an API or active pharmaceutical ingredient manufacturer, to develop and manufacture Phenserine drug product. While the rights to the proprietary manufacturing processes have been assigned to us and are covered by a patent application, transferring to another manufacturer would create delays in our drug development of Phenserine and would involve higher costs.

                 If we need additional funds, and if we are unable to raise them, we will have to curtail or cease operations.

          Our drug development programs and the potential commercialization of our drug candidates require substantial working capital, including expenses for testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies, clinical trials of drug candidates, payments to our licensors and potential commercial launch of our drug candidates. Our future working capital needs will depend on many factors, including:

•	the progress and magnitude of our drug development programs,

•	the scope and results of testing and clinical trials,

•	the cost, timing and outcome of regulatory reviews,

•	the costs under current and future license and option agreements for our drug candidates, including the costs of obtaining and maintaining patent protection for our drug candidates,

•	the costs of acquiring any technologies or additional drug candidates,

•	the rate of technological advances,

•	the commercial potential of our drug candidates,

•	the magnitude of our administrative and legal expenses, including office rent, and

•	the costs of establishing third party arrangements for manufacturing.
43

          We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years. Although since January 2004, we have raised approximately $70 million through financings (less applicable fees) and an additional $13.2 million through the cash exercise of various warrants and options to purchase our common stock, we expect that additional financings will be required in the future to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings (which may include the issuance of warrants issued in connection with such financings) could substantially dilute our stockholders. If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements on terms that are not favorable to us i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable.

                We have been named as a defendant in purported shareholder class action lawsuits.

                Several class action lawsuits have been filed against us as described under “Item 1—Business—Recent Events.” We intend to defend against these actions vigorously; however, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and share price.

                 We are dependent on executive officers and non-employee scientific personnel.

          Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel. The loss of Gosse B. Bruinsma, M.D., our President and Chief Executive Officer, and/or S. Colin Neill, our Chief Financial Officer and Treasurer, would be detrimental to us. We do not have employment agreements with key scientific personnel who are doing research at the National Institute of Aging related, in some cases, to pharmaceutical compounds licensed via a sublicense to Axonyx, and have no assurance that such personnel will continue to be involved with such research. We do not carry key man insurance on any of our personnel.

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

          We have licensed rights to certain patented and patent pending proprietary technology from NYU and CURE, LLC to which we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed technology. Because of the substantial length of time, effort and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes. We have interests in eight patents issued in the United States. We obtained patent rights in six of those patents from our licensors at New York University and CURE, LLC. We sublicensed the rights to two of those six patents to by Applied Research Systems ARS Holding N.V., a subsidiary of Serono International, S.A. We have also filed two patent applications, one in conjunction with the NIH and two co-inventor scientists that have become issued patents in the United States. In addition to the eight issued patents, we have filed four patent applications in the United States. We have co-ownership patent rights to two of these patent applications. We have ownership rights to one of the patent applications pursuant to assignment by the inventors and we have sublicensed the fourth patent application to ARS. We are obligated to pay the filing, prosecution and maintenance expenses with regard to all of these patents and patent applications. We and our licensors have filed patent applications in other countries, and we may seek additional patents in the future. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

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

          Our success will depend on the market acceptance of any products we may develop. The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over existing treatment methods, generic competition and reimbursement policies of government and third party payors. Physicians, patients, payors or the medical community in general may not accept or utilize any product that we may develop.

                The carrying value of Technology for Development Products on our balance sheet may face future impairment.

                 We follow statement of Financial Accounting Standard No 144 “Accounting for the Impairment of Long-Lived Assets”. Long-lived asset are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge results in the reduction in the carrying value of long-lived assets and reduces our operating results in the period in which the charge arose. As of December 2004, we determined that no impairment charge was needed to the carrying value of $6,807,000 on our balance sheet. Impairment charges may be needed in the future.

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

           Our business strategy is based in part upon inhibition of amyloid conformational change and amyloid precursor protein production and processing and the application of these new and unproven technologies to the development of biopharmaceutical products for the treatment of Alzheimer’s disease and other neurological disorders. We cannot assure you that unforeseen problems will not develop with these technologies or applications or that commercially feasible products will ultimately be developed by us.

                 The markets in which we seek to participate are intensely competitive and many of our competitors are better capitalized and have more experience than we do.

          There are many companies, both public and private, including well-known pharmaceutical companies, engaged in developing pharmaceutical and biotechnological products for human therapeutic applications in the Alzheimer’s disease area. Our major competitors are currently the pharmaceutical companies that are marketing the acetylcholinesterase inhibitors for the treatment of Alzheimer’s disease. The market for such is dominated primarily by Pfizer with its drug Aricept, others are: Warner-Lambert (Cognex), Novartis (Exelon) and, most recently, Johnson and Johnson (Reminyl), have marketed compounds of this type in the United States. Cognex was effectively removed from the market in 1998 due to severe side effects and Aricept currently dominates the market with approximately $1 billion in U.S. sales in 2003. Several other pharmaceutical companies have acetylcholinesterase inhibitors in human clinical trials. In addition, treatment of moderate to severe AD with Memantine as monotherapy or in combination with donepezil, a commonly prescribed acetylcholinesterase inhibitor. Memantine has a different mechanism of action that is focused on the glutamate pathway. These are large pharmaceutical companies with far ranging capabilities to market their drugs and to develop follow on drug products. Although our lead drug candidate Phenserine is currently in Phase III clinical trials, there can be no guarantees that we will be able to successfully complete these and obtain regulatory approval for Phenserine and such approval, even if obtained, may be years away. In addition we do not have the capability or the resources of marketing a drug and will have to enter into a collaborative relationship with a larger pharmaceutical company in order to market Phenserine. As Phenserine is also an acetylcholinesterase inhibitor, like the currently marketed drugs, unless the data from future Phenserine clinical trials, if any, reflects the general lack of adverse side effects found in previous clinical trials and the unique mechanism of action involving the inhibition of the beta-amyloid precursor protein found in pre-clinical studies, it will be difficult to distinguish Phenserine from the currently market drugs and gain market share.

          Certain smaller pharmaceutical companies may also be competitors. Smaller companies may also prove to be competitors through collaborative arrangements with large pharmaceutical and biotechnology companies.

Academic institutions, governmental agencies and other public and private research organizations are also becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed. Many of these companies have substantially greater capital, research and development and human resources and experience than us and represent significant long-term competition for us. In addition, many of these competitors have significantly greater experience than us in undertaking testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. Furthermore, if we or our current or any future licensee is permitted to commence commercial sales of any product, we or our licensee will also be competing with companies that have greater resources and experience in manufacturing, marketing and sales. We have no experience in these areas. These other companies may succeed in developing products that are more effective or less costly than any that may be developed by us or our future licensee and may also prove to be more successful than us or our future licensee in production and marketing. Competition may increase further as a result of the potential advances in the commercial applicability of peptide chemistry and greater availability of capital for investment in these fields. Other companies are engaged in research and product development based on amyloidogenesis and acetylcholinesterase inhibition.

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

          The FDA and comparable agencies in foreign countries impose rigorous safety and efficacy requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures and other costly and time-consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the pharmaceutical compounds. All but two of our drug product candidates are currently in various stages of pre-clinical development and consequently significant regulatory hurdles remain before any application for regulatory approval can be submitted. Only two of our drug product candidates have been tested in human clinical trials. We cannot assure you that the drug candidates currently in development will elicit similar results in human testing to the results in animal testing. We cannot predict with any certainty when we may submit product candidates for FDA or other regulatory approval.

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

          The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our decisions to proceed with the development of our drug candidates and/or adversely effect our potential future profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. We expect that reimbursement pressures will continue in the future. If we succeed in bringing, through collaborative arrangements, one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis.

In addition, third-party payors may discontinue or limit reimbursement for, or the use of, the types of drugs being developed by our company. For example, in the United Kingdom, the National Institute for Clinical Excellence recently recommended that National Health Service doctors not prescribe three drugs—Aricept, Exelon and Reminyl—to new patients with mild to moderate dementia on the grounds that they are not worthwhile. These products are competitive with our drug candidate Phenserine. If similar action is taken by regulators in the European Community or the United States, the potential market for Phenserine will be significantly diminished.

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

                Generic Competition for Alzheimer’s drugs currently on the market could materially impact our future operations.

There are competitive products for phenserine already on the U.S. market. For instance, Aricept™ (donepezil hydrochloride), Reminyl™ (galantamine hydrobromide or “R113675”), and Exelon™ (rivastigmine) are presently being sold in the United States for the treatment of Alzheimer’s Disease. The respective primary patents for these products are set to expire (taking into account patent term extensions under 35 U.S.C. § 156) as follows:

Trademark Name	US Patent	Present Patent Expiration date	Term Extension (granted)	Projected Term Extension

Aricept™	4,895,841	Nov. 25, 2010	Nov. 25, 2010
Reminyl™	4,663,318	Jan. 15, 2006		Dec. 14, 2008
Exelon™	4,948,807	Aug. 14, 2007		Aug 14, 2012

If we or one of our future prospective competitors who already has a drug on the market cannot successfully defend the patents protecting the products from challenge by a generic drug manufacturer, and a generic manufacturer were thus able to enter the market, our results of operations could be materially adversely affected.

If US Patent 4,663,318 (galantamine hydrobromide) or US Patent 4,948,807 (rivastigmine) expires before the issuance of certificates of patent term extension for the particular patent(s), then a competitor selling generic versions of the drug(s) could attempt to enter the market in 2006 or 2007, respectively. Such an event, could materially adversely affect our results of operations.

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

                 The market price of our stock may be adversely affected by market volatility.

           The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors,

•	developments with respect to patents or proprietary rights,

•	announcements of technological innovations by us or our competitors,

•	announcements of new products or new contracts by us or our competitors,

•	actual or anticipated variations in our operating results due to the level of drug development expenses and other factors,

•	changes in financial estimates by securities analysts and whether our potential earnings or losses meet or exceed such estimates,

•	conditions and trends in the pharmaceutical and other industries including the successful market launch of competing products or unfavorable pricing conditions,

•	new accounting standards,

•	general economic, political and market conditions and other factors, and

•	the occurrence of any of the risks described in these “Risk Factors.”

          In the past two years, the price range of the bid quotations for our common stock has been between a high of $8.75 and a low of $0.55. In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation, such as the lawsuits that have recently been filed against us, has often been instituted against those companies. Please see the risk factor above entitled “We have been named as a defendant in purported shareholder class action lawsuits.”

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

           As of February 28, 2005, we had outstanding options to purchase an aggregate of 4,777,000 shares of our common stock to our employees, officers, directors, and consultants under our existing option plans. We may issue options to purchase an additional 3,392,000 shares of our common stock under the option plans.

          In addition, we have granted options to purchase an aggregate of 343,000 shares of common stock outside of our stock option plans to consultants and others. These options were all granted prior to June 30, 2003.

          There are currently outstanding warrants to purchase an aggregate of 7,587,000 shares of common stock.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

                 We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands. We had a net foreign exchange loss for the fiscal year ended December 31, 2003 of $83,000. If the foreign currency rates were to fluctuate by 10% from rates at December 31, 2004 and 2003, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. In 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are being conducted in Europe.

                 We consider our investments in money market accounts, short-term commercial paper and time deposits as cash and cash equivalents. The carrying values of these investments approximate fair value because of the short maturities (three months or less) of these instruments and accounts. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

                 We do not enter into or trade derivatives or other financial instruments or conduct any hedging activities.

Item 8.                    Financial Statements and Supplementary Data.

                 The Audited Financial Statements for this Form 10-K appear on pages F-1 through F-23 following the signature page below.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
53

                Not applicable.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                 Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. Our management’s conclusion does not take into account, and our management has not made any evaluation of, any disclosure controls and procedures of OXIS International, Inc., in which we acquired a 52% interest in January 2004 (our interest at December 31, 2004 had been reduced to 34% due an equity issuance by OXIS).

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

Management’s Annual Report on Internal Control Over Financial Reporting

                 This information has been omitted as permitted by an SEC order under Section 36 of the Securities Exchange Act of 1934, and will be provided in an amendment to this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

                 This information has been omitted as permitted by an SEC order under Section 36 of the Securities Exchange Act of 1934, and will be provided in an amendment to this Form 10-K.

Changes in Internal Control Over Financial Reporting

                 There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

                Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

A. Directors, Executive Officers, Promoters and Control Persons The current executive officers, directors and significant employees of Axonyx are as follows:

Name	Age	Position

Marvin S. Hausman, M.D.	63	Chairman of the Board, Director

Gosse B. Bruinsma, M.D.	50	President & Chief Executive Officer
		President of Axonyx Europe BV, Director

S. Colin Neill	58	Chief Financial Officer, Treasurer & Secretary

Louis G. Cornacchia	71	Director

Steven H. Ferris, Ph.D.	61	Director

Gerard J. Vlak, Ph.D.	71	Director

Ralph Snyderman, M.D.	65	Director

Michael A. Griffith	46	Director

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified. The officers of Axonyx serve at the pleasure of Axonyx’s Board of Directors.

                The following sets forth certain biographical information with respect to the directors and executive officers of Axonyx.

Marvin S. Hausman, M.D.  On March 3, 2005 Dr. Hausman resigned as Chief Executive Officer, but remains Chairman of the Board. Marvin Hausman had served as a director and President & CEO of Axonyx since January 1997. At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Dr. Hausman was reelected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders. At a Board Meeting on June 11, 2002, Dr. Hausman was reelected as President and Chief Executive Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders. Dr. Hausman was a co-founder of Medco Research Inc., a pharmaceutical biotechnology company specializing in adenosine products. He has thirty years experience in drug development and clinical care. Dr. Hausman received his medical degree from New York University School of Medicine in 1967 and has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at U.C.L.A. Medical Center in Los Angeles. He also worked as a Research Associate at the National Institutes of Health, Bethesda, Maryland. He has been a Lecturer, Clinical Instructor and Attending Surgeon at the U.C.L.A. Medical Center Division of Urology and Cedars-Sinai Medical Center, Los Angeles. He has been a Consultant on Clinical/Pharmaceutical Research to various pharmaceutical companies, including Bristol-Meyers International, Mead-Johnson Pharmaceutical Company, Medco Research, Inc., and E.R. Squibb. Since October 1995 Dr. Hausman has been the President of Northwest Medical Research Partners, Inc., a medical technology and transfer company. Dr. Hausman served on the board of directors of Oxis International, Inc. (“Oxis”) from March 2002 to November 2003. He was a member of the board of directors of Medco Research, Inc. from inception (1978) through 1992 and from May 1996 to July 1998. Dr. Hausman was a member of the board of directors of Regent Assisted Living, Inc., a company specializing in building assisted living centers including care of senile dementia residents, from March 1996 to April 2001. Dr. Hausman currently serves as Chairman of the Board of Oxis, in which our company holds a 34% interest.

Gosse B. Bruinsma, M.D.  Gosse Bruinsma has served as President of Axonyx Europe BV since its formation in October 2000. Dr. Bruinsma has served as the Chief Operating Officer of Axonyx since February 2001 and was Treasurer of Axonyx until September 2003. On March 3, 2005, we announced that Dr. Bruinsma has become the CEO of our company. At the 2002 Annual Meeting of Stockholders held on June 11, 2002 Dr. Bruinsma was elected as a director of Axonyx to serve until the 2003 Annual Meeting of Stockholders. At a Board Meeting on June 11, 2002, Dr. Bruinsma was elected as Chief Operating Officer of Axonyx to serve until the Board of Directors meeting to be held as soon as possible after the 2003 Annual Meeting of Stockholders. In September 2003, Dr. Bruinsma was appointed President of Axonyx Inc Dr. Bruinsma has over 15 years experience in the medical, pharmaceutical and biotechnology fields. Dr. Bruinsma received his undergraduate degree from McGill University, Montreal and received his medical degree from the University of Leiden, the Netherlands. He joined the pharmaceutical industry to become European Medical Director for Zambon, Milan. He subsequently joined the international contract research organization, ClinTrials Research, to become their Vice President for Medical and Regulatory Affairs. In September 1995 Dr. Bruinsma joined Forest Laboratories in New York as Medical Director, with medical responsibility for their anti-hypertensive product launch, HRT program, Cervidil®, and their urological disease projects. From September 1997 to 1999 Dr. Bruinsma was General Manager and Vice-President Development for Chrysalis Clinical Services Europe based in Switzerland. From November 1999 until he joined Axonyx Europe BV, Dr Bruinsma was the Vice President Development for Crucell BV (formerly IntroGene), a biotechnology company based in the Netherlands.

S. Colin Neill Mr. Neill joined Axonyx Inc. in September 2003 as Chief Financial Officer and Treasurer and was named Secretary in January 2004. From April 2001 to September 2003, Mr. Neill had been an independent consultant assisting small development stage companies raise capital. Previously Mr. Neill served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of ClinTrials Research Inc., a $100 million publicly traded global contract research organization in the drug development business, from 1998 to its successful sale for $125 million in cash in April 2001. Prior to that Mr. Neill served as Vice President and Chief Financial Officer of Continental Health Affiliates Inc. and its majority owned subsidiary Infu-Tech Inc., a $ 70 million network of health care companies focused on home health, long term care, assisted living and managed care. Mr. Neill’s career experience has included that of Acting Vice President Finance and Chief Financial Officer of Pharmos Corporation, a biopharmaceutical company in the business of developing novel drug technologies. Earlier experience was gained as Vice President Finance and Chief Financial Officer of BTR Inc., a $3.5 billion US subsidiary of BTR plc, a British diversified manufacturing company, and Vice President Financial Services of The BOC Group Inc. a $2.5 billion British owned industrial gas company with substantial operations in the health care field. Mr. Neill served for four years with American Express Travel Related Services, firstly as chief internal auditor for worldwide operations and then as head of business planning and financial analysis. Mr. Neill began his career in public accounting with Arthur Andersen LLP in Ireland and later with Price Waterhouse LLP as a senior manager in New York City. He also served with Price Waterhouse for two years in Paris, France. In March 2004, Mr. Neill was designated as a director of Oxis and currently serves on the Oxis Board of Directors.

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

Gerard J. Vlak, Ph.D.  Gerard Vlak has served as a director of Axonyx since February 21, 2003, when he was elected by the Board to serve until the 2003 Annual Meeting of Stockholders. Gerard Vlak has more than thirty years experience in corporate management and has considerable experience serving on corporate boards. Dr. Vlak received a doctorate in Macro-Economics from the University of Tilburg in The Netherlands in 1967. He has served as a Full Professor of Monetary Economics at Erasmus University in Rotterdam, The Netherlands and as a part-time Professor of Monetary Economics at V.E.H. Economic University in Brussels, Belgium. From 1969 to 1988, Dr. Vlak was a member of the Executive Board of Rabobank Nederland. At Rabobank Nederland, Dr. Vlak managed the corporate and international banking departments and was the Chairman of the Credit Committee. He also set up and managed the U.S. operations of the bank through a new Federal Branch in New York. After retirement from Rabobank in 1988, Dr. Vlak was a Regional Manager for the United States and Canada at the Amsterdam-Rotterdam Bank, N.V., and later, was the Executive Vice President and Chief Financial Officer of ABN-AMRO Bank USA. From 1992 to the present, Dr. Vlak has been a member of the Board of Trustees of Bank Julius Baer Investment Funds and a member of the Board of Directors of Oce’-USA Holding, Inc.

Ralph Snyderman, M.D. Dr. Ralph Snyderman was appointed a Director of the Company effective March 8, 2004. Dr. Snyderman is currently Chancellor Emeritus at Duke University. Previously, he served as Chancellor for Health Affairs, Executive Dean of the School of Medicine, and James B. Duke Professor of Medicine, Duke University Medical Center and President and Chief Executive Officer of the Duke University Health System, one of the few fully integrated health systems in the country. Additionally, Dr. Snyderman serves as a member of the board of directors of Proctor and Gamble Inc., Cardiome Pharma Corporation, and SAIC. Dr. Snyderman received his M.D., magna cum laude, in 1965 from the Downstate Medical Center of the State University of New York and he served his internship and residency in medicine at Duke. Pre-eminent in his field of immunology, Dr. Snyderman is internationally recognized for his research contributions to our understanding of inflammation that have led to numerous important discoveries published in nearly 350 manuscripts over the last 25 years.

Michael A. Griffith,  Michael A. Griffith has served on the Axonyx Board of Directors since October 13, 2004. Mr. Griffith is currently Chief Executive Officer of GPD Pharma, a contract pharmaceutical company. Mr. Griffith was formerly Chairman and Chief Executive Officer of ChiRex Inc. (NASDAQ: CHRX), a contract pharmaceutical research and development and contract manufacturer of active pharmaceutical ingredients. Mr.

Griffith is currently Chairman of the Board of Directors of Centrue Financial Corporation (AMEX: CFF), an Illinois state-chartered bank holding company with over $600 million in assets that operates 19 branches in 6 counties with 165 employees. Mr. Griffith is currently Chairman of the Board of Trustees of the First Church of Round Hill in Greenwich, Connecticut. A graduate of the J.L. Kellogg Graduate School of Management at Northwestern University, Mr. Griffith was an investment banker for nearly 15 years, including positions as Director of Equity Capital Markets at Credit Suisse First Boston and High Yield Capital Markets at Bankers Trust Company, both in New York.

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

                We have constituted Audit, Nominating and Compensation Committees. The Audit Committee consists of Messrs. Steven Ferris, Lou Cornacchia and Gerard Vlak, who are all outside directors. The Nominating Committee and the Compensation Committee consists of the same three outside directors plus Mr. Michael Griffith.

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

                As part of our system of corporate governance, our Board of Directors in March 2004 adopted a Code of Business Conduct and Ethics that is applicable to all employees and specifically applicable to our chief executive officer, president, chief financial officer and controllers. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-K and is currently available upon written or telephone request to Axonyx Inc. 500 Seventh Avenue, 10th Floor, New York, NY 10018, (Tel.) 212-645-7704. We anticipate that the Code of Business Conduct and Ethics will be made available shortly in the “Investor

Relations” section of the Company’s website at www.axonyx.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on our website.

                 In January 2005, our Board also constituted an Executive Committee, which currently consists of Mr. Michael Griffith, who serves as Chairman, and Drs. Marvin Hausman, Gosse Bruinsma and Ralph Snyderman.

B.            Section 16(a) Beneficial Ownership Reporting Compliance.

                 No person who, during the fiscal year ended December 31, 2004, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), a “Reporting Person” failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11.           Executive Compensation.

A.            Summary Compensation Table

                The table below sets forth the aggregate annual and long-term compensation paid by us during our last three fiscal years ended December 31, 2002, December 31, 2003 and December 31, 2004 to our Chief Executive Officer and each of the highest paid executive officers of Axonyx whose annual salary and bonus for fiscal year 2004 exceeded $100,000 (collectively, the “Named Executive Officers”).

Annual Compensation (5)

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Other ($)		Long term Compensation Awards Securites underlying Options (#)

Marvin S. Hausman	2004	$394,375	$200,000	$54,376	(5)	200,000
Dir, Chairman & CEO	2003	$250,000	$175,000	$31,719		325,000	(4)
	2002	$246,000	—	$54,376		75,000
Gosse B. Bruinsma	2004	$372,000	$150,000	$31,000		100,000
Dir., President & COO (1)	2003	$253,000	$100,000	$28,250		300,000	(4)
	2002	$197,000	—	$23,750		140,000
S. Colin Neill CFO, Sec. &	2004	$212,000	$100,000	$10,000		50,000
Treas. (2)	2003	$52,000	$10,000	$2,915		210,000	(4)

(1)	Gosse B. Bruinsma, M.D. became an employee of Axonyx in October 2000. Dr. Bruinsma resides and operates from the Axonyx Europe BV offices in Leiden, The Netherlands and is therefore compensated in the local currency, i.e. Euro’s. Dr. Bruinsma’s salary for 2004 was Euro 300,000 and his expense allowance was Euro 25,000. These amounts are reflected in the table above at the average dollar/euro exchange rate of 1.24 for 2004, 1.13 for 2003, and 0.95 for 2002. Dr. Bruinsma was appointed Chief Executive Officer on March 3, 2005.
59

(2)	S. Colin Neill became an employee of Axonyx in September 2003. Mr. Neill was reimbursed $10,000 for various business expenses including life insurance.

(3)	No Named Executive Officer was paid other annual compensation in an amount exceeding the lesser of either $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(4)	The number of options granted for certain Executive Officers in 2003 have been adjusted to include options granted in 2003 under our 2000 Stock Option Plan which were contingent upon the January 1, 2004 increase in the number of shares reserved for issuance under the 2000 Stock Option Plan by 750,000 shares per the evergreen provision. The increase in options granted for each Executive Officer in 2003 due to this adjustment are as follows: Marvin S. Hausman, M.D. 125,000; Gosse B. Bruinsma, M.D. 100,000; S. Colin Neill 93,620.

(5)	The Company reimbursed the Chairman and CEO to cover costs of maintaining an office and related support costs in Portland, Oregon. Dr. Hausman stepped down as Chief Executive Officer effective March 3, 2005 but remains Chairman of the Board.

B.            Option Grants in Fiscal Year 2004

                The following table sets forth certain information with respect to option grants to our Named Executive Officers in 2004. All of the grants were made under the Axonyx 2000 Stock Option Plan. We have not granted any stock appreciation rights.

Option Grants in Fiscal Year 2004

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)

Name	Number of securities underlying Options Granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date

					5% ($)	10% ($)

Marvin S. Hausman (2)	200,000	57.1%	$7.03	12/7/14	$884,226	$2,240,802
Gosse B. Bruinsma (3)	100,000	28.6%	$7.03	12/7/14	$442,113	$1,120.401
S. Colin Neill (4)	50,000	14.3%	$7.03	12/7/14	$221,056	$560,200

(1)
These amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten year option term. The assumed 5% and 10% rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Axonyx’s estimate of the future market price of the common stock.

(2)	On December 7, 2004, Axonyx granted 200,000 Incentive Stock Options exercisable at $7.03 per share to Marvin S. Hausman, M.D., with 50,000 options vesting on December 7, 2004, 2005, 2006 and 2007.

(3)	On December 7, 2004, Axonyx granted 100,000 Incentive Stock Options exercisable at $7.03 per share to Gosse B. Bruinsma, M.D., with 25,000 options vesting on December 7, 2004, 2005, 2006 and 2007.

(4)	On December 7, 2004 Axonyx granted 50,000 Incentive Stock Options exercisable at $7.03 per share to S. Colin Neill, with 12,500 options vesting on December 7, 2004, 2005, 2006 and 2007.
60

C.            Aggregate Option Exercises in Fiscal Year 2004 Year End Option Values

                The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2004.

Aggregated Option Exercises in Fiscal Year 2004 and Year-End Option Values

	Number of shares acquired on exercise	Value ($) Realized	Number of securities underlying unexercised options at fiscal year end # (1)		Value of unexercised in-the- money options at fiscal year end ($) (2)

Name			Exercisable/ unexercisable		Exercisable/ unexercisable

Marvin S. Hausman,	175,000	$845,000	562,500	/	$769,875	/
M.D., Chairman & CEO			362,500		$815,875
Gosse B. Bruinsma,	215,000	$1,064,000	435,000	/	$699,900	/
M.D., Pres. & COO			290,000		$846,850
S. Colin Neill, C.F.O.	—	—	117,500	/	$256,950	/
			142,500		$256,950
Robert G. Burford, V.P.	—	—	224,000	/	$206,000	/
			0		$0
Michael R. Espey,	89,000	$435,000	0	/	$0	/
V.P. & Secretary			0		$0

(1)
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

(2)	Dollar amounts reflect the net values of outstanding stock options computed as the difference between $6.20 (the fair market value at December 31, 2004) and the exercise price of the options.

(3)	Dr. Bruinsma replaced Dr. Hausman as CEO effective March 3, 2005.

D.            Compensation to Directors

                In December of 2004 the Company adopted the following policy to compensate outside directors:

               The chairman of the audit committee and the scientific advisory committee each receives compensation of $25,000 annually. The chairman of the compensation committee and the nominating committee each receives compensation of $15,000 annually. Directors will also receive $2,500 for each board or committee meeting they attend either in person or by telephone if the duration of the meeting exceeds 2 hours. Directors will receive $1,000 for each board or committee meeting they attend by telephone if the duration of the meeting is less than 2 hours. In addition, we have agreed to reimburse our directors for reasonable expenses incurred in attending meetings of the board of directors and its committees.

61

                Outside directors may be granted stock options on a discretionary basis. In 2004 Dr. Steven Ferris, Dr. Gerard Vlak and Mr. Louis Cornacchia received 50,000 stock options each. Mr. Michael Griffith received 100,000 stock options. Dr. Snyderman received 150,000 stock options.

E.             Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

                Axonyx does not have employment contracts with any of its Named Executive Officers, except as follows:

                Gosse B. Bruinsma, M.D., President, Chief Operating Officer and Director. On September 21, 2002 Axonyx signed an Employment Agreement with Dr. Bruinsma under which Dr. Bruinsma agreed to serve as President of Axonyx Europe BV, a wholly owned subsidiary of Axonyx Inc, and Chief Operating Officer of Axonyx Inc. This agreement has been renewed and now extends through September 2006. The salary has been determined at Euro 330,000 and the expense reimbursement at Euro 25,000, including for the use of a home office and personal equipment, health insurance, disability insurance, life insurance, pension distribution and auto lease premium.

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

F:             Compensation Committee Interlocks and Insider Participation

                 The members of the Compensation Committee during 2004 were Dr. Steven Ferris, Dr. Gerard Vlak, Mr. Louis Cornacchia and Mr. Michael Griffith, who joined the Compensation Committee in November 2004. None of the members of the Compensation Committee has ever been an officer or employee of Axonyx or any subsidiary, nor have they had a relationship with Axonyx requiring disclosure under the applicable rules of the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2005, unless otherwise indicated, (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our Named Executive Officers and directors and (c) by all executive officers and directors of Axonyx as a group. As of February 28, 2005 there were 53,665,518 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock that the listed beneficial owners have the right to acquire within 60 days of February 28, 2005
62

upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class

Marvin S. Hausman, M.D. (2)	3,002,439	5.25%
Gosse B. Bruinsma, M.D. (3)	485,500	0.90%
S. Colin Neill (4)	117,500	0.22%
Louis G. Cornacchia (5)	263,933	0.49%
Steven H. Ferris, Ph.D. (6)	79,000	0.15%
Gerard J. Vlak, Ph.D. (7)	102,500	0.19%
Ralph Snyderman, M.D. (8)	62,500	0.12%
Michael Griffith (9)	52,000	0.10%
All directors and executive officers (8 persons) as a group	4,165,372	7.54%
HYMF Limited (10)	3,092,630	5.76%
Kilkenny Capital Management, LLC (11)	2,818,735	5.25%

63

(1)	Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 500 Seventh Avenue, 10th Floor, New York, NY 10018.

(2)	Marvin S. Hausman, M.D. Includes: (i) 2,389,939 shares owned by Dr. Hausman; (ii) 100,000 vested but unexercised options exercisable at $11.50 per share granted on January 10, 2000, (iii) 150,000 vested but unexercised options exercisable at $7.91 per share granted on December 15, 2000, and (iv) 200,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001, (v) 62,500 vested but unexercised options exercisable at $ 3.61 per share granted on November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, (vi) 50,000 vested but unexercised options exercisable at $7.03 per share granted on December 7, 2004, and (vii) 50,000 unvested options exercisable at $1.18 per share granted on March 17, 2003 that will vest within 60 days. Does not include: (i) 3,000 shares gifted to Dr. Hausman’s three adult children, with 1,000 to each in October 1999, (ii) 200 shares gifted to Roberta Matta in October 1999, (iii) 5,000 shares gifted to a religious institution in October 2000, (iv) 5,000 shares gifted to six non-affiliate donees in September 2000, (v) 10,550 shares gifted to six non-affiliate donees, including Dr. Hausman’s three adult children in July 2001, (vi) 4,300 shares gifted to three non-affiliate donees in October 2001, (vii) 3,000 shares gifted to a non-affiliate donee in October 2001, (viii) 12,300 shares gifted to Dr. Hausman’s three adult children and Roberta Matta in December 2001, (ix) 4,717 shares gifted to two non-affiliate donees in December 2001, (x) 8,834 shares gifted to five non-affiliate donees in February 2002, (xi) 4,500 shares gifted to two non-affiliate donees in March 2002, (xii) 5,832 shares gifted to five non-affiliate donees, (xiii) 16,000 shares gifted to three non-affiliate donees in September 2002, (xiv) 20,000 shares gifted to two non-affiliate donees in February 2003, (xv) 10,000 shares gifted to a non-affiliate donee in March 2003, (xvi) 60,000 shares gifted to an non-affiliated donee in April 2003, and (xvii) 1,000 shares gifted to Roberta Matta in April 2003, and (xviii ) 2000 share gifted to a non-affiliated donee, 500 shares gifted to Kevin Matta and 1,000 shares gifted to Roberta Matta in February 2004, (xix) 4,000 shares gifted to two non-affiliated donees in June 2004, (xx)7,500 shares gifted to three adult children in August 2004, (xxi) 16,350 shares gifted to ten non-affiliated donees in August 2004, (xxii) 180 shares gifted to non-affiliated donees and 50 shares gifted to a family member in October 2004, (xxiii) 1000 shares gifted to Roberta Matta in December 2004, (xxix) 1000 shares gifted to four family members in December 2004, (xv) 50,000 unvested options exercisable at $3.16 per share granted on December 11, 2001, (xxv) 50,000 unvested options exercisable at $1.18 granted on March 17, 2003, and (xxvii) 62,500 unvested options exercisable at $3.61 per share granted on November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, and (xxviii) 150,000 unvested options exercisable at $7.03 per share granted on December 7, 2004.

(3)	Gosse B. Bruinsma, M.D. Includes: (i) 500 shares owned by Gosse Bruinsma, M.D., (ii) 150,000 vested but unexercised options exercisable at $9.50 per share granted on October 10, 2000; (iii) 50,000 vested but unexercised options exercisable at $4.52 per share granted on May 11, 2001; (iv) 160,000 vested but unexercised options exercisable at $3.16 per share granted on December 11, 2001; (v) 50,000 vested but unexercised options exercisable at $3.61 per share granted November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, (vi) 25,000 vested but unexercised options exercisable at $7.03 per share granted December 7, 2004; (vii) 50,000 unvested options exercisable at $1.07 per share granted on March 17, 2003 that will vest within 60 days. Does not include: (i) 40,000 unvested options exercisable at $3.16 per share granted on December 11, 2001; (ii) 25,000 unvested options exercisable at $2.89 per share granted on June 11, 2002; (iii) 50,000 unvested options exercisable at $1.07 per share granted on March 17, 2003; (iv) 50,000 unvested options exercisable at $3.61 per share granted November 18, 2003. This grant was contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, and (vii) 75,000 unvested options exercisable at $7.03 per share granted December 7, 2004.
64

(4)	S. Colin Neill. Includes: (i) 100,000 vested but unexercised options exercisable at $3.76 granted on September 15, 2003, of which 23,405 options were contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, (ii) 5,000 vested but unexercised option exercisable at $3.61 granted on November 18, 2003, and (iii) 12,500 vested but unexercised options exercisable at $7.03 per share granted December 7, 2004. Does not include: (i) 100,000 unvested options exercisable at $3.76 per share granted on September 15, 2003, of which 70,215 options were contingent upon the 2000 stock option plans evergreen provision effective January 1, 2004, (ii) 5,000 unvested options exercisable at $3.61 per share granted on November 18, 2003, and (iii) 37,500 unvested options exercisable at $7.03 per share granted December 7, 2004.

(5)	Louis G. Cornacchia. Includes: (i) 138,622 shares owned by Mr. Cornacchia; (ii) 33,311 common stock purchase warrants exercisable at $0.688 per share purchased in a private placement on December 31, 2002; (iii) 2,000 common stock purchase warrants exercisable at $11.00 per shares purchased in a private placement on October 25, 1999; (iv) 30,000 vested but unexercised options exercisable at $0.825 per share granted on February 21, 2003 (v) 25,000 vested but unexercised options exercisable at $4.24 per share granted September 23, 2003 (vi) 25,000 vested but unexercised options exercisable at $5.27 per share granted October 12, 2004, and (vii) 10,000 unvested options exercisable at $0.825 per share granted on February 21, 2003 that will vest in the next sixty days. Does not include: (i) 10,000 unvested options exercisable at $0.825 per share granted on February 21, 2003 (ii) 25,000 unvested options exercisable at $4.24 per share granted September 23, 2003, and (iii) 25,000 unvested options exercisable at $5.27 per share granted October 12, 2004.

(6)	Steven H. Ferris, Ph.D. Includes: (i) 5,000 vested but unexercised options exercisable at $7.00 per share granted on March 25, 2000; (ii) 4,000 vested but unexercised options exercisable at $11.00 per share granted on March 25, 2000 (iii) 10,000 vested but unexercised options exercisable at $3.06 per share granted on February 15, 2002, (iv) 10,000 vested but unexercised options exercisable at $1.11 per share granted on January 14, 2003 (v) 25,000 vested but unexercised options exercisable at $4.24 per share granted September 23, 2003 and (vi) 25,000 vested but unexercised options exercisable at $5.27 per share granted October 12, 2004. Does not include: (i) 10,000 unvested options exercisable at $1.11 per share granted on January 14, 2003 and (ii) 25,000 unvested options exercisable at $4.24 per share granted September 23, 2003 and (iii) 25,000 unvested options exercisable at $5.27 per share granted October 12, 2004.

(7)	Gerard J. Vlak, Ph.D. Includes: (i) 30,000 vested but unexercised options exercisable at $0.825 per share granted on February 21, 2003 (ii) 27,500 vested but unexercised options exercisable at $4.24 per share granted September 23, 2003, (iii) 25,000 vested but unexercised options exercisable at $5.27 per share granted October 12, 2004, and (iv) 10,000 unvested options exercisable at $0.825 per share granted on February 21, 2003 that will vest in the next 60 days.. Does not include: (i) 20,000 unvested options exercisable at $0.825 per share granted on February 21, 2003 (ii) 37,500 unvested options exercisable at $4.24 per share granted September 23, 2003, and (iii) 25,000 unvested options exercisable at $5.27 per share granted October 12, 2004.

(8)	Ralph Snyderman, M.D. Includes: (i) 12,500 vested but unexercised options exercised at $7.09 per share granted on March 8, 2004. (ii) 25,000 vested but unexercised options exercisable at $5.27 per share granted October 12, 2004 (iii) 12,500 unvested options exercisable at $7.09 per share granted on March 8, 2004 that will vest within sixty days, and (iv) 12,500 vested but unexercised options exercisable at $7.03 per share granted December 7, 2004. Does not include: (i) 25,000 unvested options exercisable at $7.09 per share granted on March 8, 2004 (ii) 25,000 unvested options exercisable at $5.27 per share granted October 12, 2004, and (iii) 37,500 unvested options exercisable at $7.03 per share granted December 7, 2004.
65

(9)	Michael Griffith. Includes: (i) 2,000 shares owned by Mr. Griffith; (ii) 50,000 vested but unexercised options exercisable at $5.27 per share granted on October 12, 2004; Does not include: (i) 50,000 unvested options exercisable at $5.27 per share granted on October 12, 2004.

(10)	HYMF Limited, Walker House Mary Street PO Box 908 GT, George Town, Grand Cayman. This information is based on a Schedule 13G filed by the holder on February 14, 2005, and is as of December 31, 2004. HYMF Limited holds the shares in trust accounts for the economic benefit of the beneficiaries of those accounts. HYMF Limited has sole power to direct the vote of 2,629,791 of the shares, and sole power to dispose or to direct the disposition of 3,092,630 shares.

(11)	Kilkenny Capital Management, LLC, 311 South Wacker Drive, Suite 6350, Chicago, Il 60606. This information is based on a Schedule 13G filed by the holder on February 14, 2005, and is as of December 31, 2004. Kilkenny Capital Management, LLC, is a registered investment advisor, and, together with its controlling members, Michael P. Walsh and Elizabeth R. Foster, has shared voting power and shared dispositive power over the 2,818,735 shares.

Equity Compensation Plan Information The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2004.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	983,600		$5.96	—
Equity compensation plan approved by security holders (2)	3,450,500		$4.21	3,392,380
Equity compensation plans not approved by security holders	342,500	(3)	$4.51	—
Total	4,776,600		$4.60	3,392,380

(1)	As of February 28, 2005, we have granted options to purchase an aggregate of 983,600 shares of common stock under our 1998 Stock Option Plan. As of December 31, 2004, no options are available for future grant under the 1998 plan. The plan terminated on January 15, 2003.

(2)	As of February 28, 2005, we have granted options to purchase an aggregate of 3,450,500 shares of common stock under our 2000 Stock Option Plan. The number of shares reserved for issuance pursuant to options under the 2000 Stock Option Plan, as amended on June 14, 2002, was increased by 750,000 shares on January 1, 2003 pursuant to an evergreen provision in the stock option plan. 318,620 options in 2003 were issued contingent upon the January 1, 2004 evergreen provision that will increase the stock option plan shares by 750,000 shares. On March 30, 2004, the Company amended the 2000 Plan to increase the aggregate number of shares from 3,500,000 to 7,500,000. Stockholder approval for the increase was received in June 2004.

(3)	We have granted an aggregate of 342,500 options to consultants and advisors outside of our 1998 and 2000 stock option plans.
66

Item 13.              Certain Relationships and Related Transactions

                     The Company reimburses the Chairman for certain costs incurred in maintaining an office and related support in Portland, Oregon. The amounts in 2004 and 2003 were $54,000 and $32,000 respectively.

Item 14.              Principal Accountant Fees and Services

AUDIT FEES

                    Aggregate fees billed for professional services rendered by Eisner LLP in connection with its audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2004, and 2003, its reviews of the Company’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $153,000 and $75,000, respectively.

AUDIT-RELATED FEES

                    The audit-related fees billed for professional services rendered by Eisner LLP for the years ended December 31, 2004, and 2003 were $26,500 and $1,400, respectively. These fees were primarily for Sarbanes-Oxley compliance.

TAX FEES

                    Aggregate fees billed for professional services rendered by Eisner LLP in connection with its income tax compliance and related tax services for the years ended December 31, 2004, and 2003 were $11,000 and $14,000, respectively. These tax fees included (1) tax return preparation fee, (2) New York City desk audit and amended return and (3) assistance with the filing of a withdrawal from Connecticut.

ALL OTHER FEES

                    There were no other professional services rendered to us by Eisner LLP in 2004 or 2003.

PRE-APPROVAL POLICY

                    The charter of the audit committee requires that the committee pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by its independent auditor, subject to any exception permitted by law or regulation. The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Eisner LLP in 2004.

67

Item 15. Exhibits and Financial Statement Schedules

Exhibits:

2.1	Agreement of Merger between Axonyx Inc. and Ionosphere, Inc. dated December 23, 1998 (Incorporated by reference to the corresponding exhibit to the Registration Statement on Form 10-SB previously filed by Axonyx on March 17, 1999 (File No. 000-25571) (the “March 17, 1999 10-SB”)

2.2	Articles of Merger (Delaware) dated December 28, 1998 and Certificate of Correction dated March 10, 1999 (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

2.3	Articles of Merger (Nevada) dated December 28, 1998 (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

3.1	Restated Articles of Incorporation dated June 23, 2000 (Incorporated by reference to exhibit number 3.0(i) to the Quarterly Report on Form 10-QSB previously filed by Axonyx on August 14, 2000)

3.2	By-Laws (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

3.3	Certificate of Amendment of Restated Articles of Incorporation dated June 28, 2004 (incorporated by reference to Exhibit 3(a) in the quarterly report on Form 10-Q previously filed by Axonyx Inc. for the quarter ended June 30, 2004)

4.1	Form of Common Stock Purchase Warrant AXB (Incorporated by reference to exhibit 4.3 to the Annual Report on Form 10-KSB previously filed by Axonyx on March 13, 2000 (the “March 13, 2000 10-KSB”))

4.2	Form of Registration Rights Agreement 1999 (Incorporated by reference to exhibit 4.4 to the March 13, 2000 10-KSB)

4.3	Form of Warrant (Stonegate Securities) (Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-KSB previously filed by Axonyx on March 22, 2001 (the “March 22, 2001 10-KSB”))
68

4.4	Form of Common Stock Purchase Warrant AXC (Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K previously filed by Axonyx on December 13, 2001 (the “December 13, 2001 8-K”))

4.5	Form of Warrant (SCO Financial Group) (Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-3 previously filed by Axonyx on January 3, 2002 (File No. 333-76234))

4.6	Form of Common Stock Purchase Warrant [AXD](Incorporated by reference to Exhibit 10.2 in the Form 8-K previously filed by Axonyx on January 8, 2003 (File no. 00025571))

4.8	Form of Warrant (AFO Advisors, LLC) (Incorporated by reference to Exhibit 4.2 in the registration statement on Form S-3 previously filed by Axonyx on February 12, 2003 (File No. 333-103130))

4.9	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.2 in the current report on Form 8-K previously filed by Axonyx on September 16, 2004 (File No. 00025571))

4.10	Form of Warrant (Incorporated by reference to Exhibit 4.3 in the current report on Form 8-K previously filed by Axonyx on January 12, 2004 (File No. 00025571))

4.11	Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the current report on Form 8-K previously filed by Axonyx Inc. on January 12, 2004)

4.12	Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the current report on Form 8-K previously filed by Axonyx Inc. on May 5, 2004)

10.1	1998 Stock Option Plan (Incorporated by reference to the corresponding exhibit to the March 17, 1999 10-SB)

10.2(a)	2000 Stock Option Plan (Incorporated by reference to exhibit 99.2 to the Registration on Form S-8 previously filed by Axonyx on October 17, 2000 (file number 333-48088))

10.2(b)	First Amendment to 2000 Stock Option Plan (Incorporated by reference to the corresponding exhibit to Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.2(c)	Second Amended and Restated 2000 Stock Option Plan (Incorporated by reference to Appendix E to Schedule 14A previously filed by the Company on May 14, 2004)

10.3(a)	Patent License Agreement - Exclusive between the Public Health Service and CURE, LLC dated January 31, 1997 (Incorporated by reference to exhibit 10.2 to the Registration Statement on Form 10-SB Amendment No. 1 previously filed by Axonyx on August 10, 1999 (File no. 000-25571) (the “August 10, 1999 10-SB/A”))

10.3(b)	License Agreement between the Axonyx Inc. and CURE, LLC dated February 27, 1997 (Incorporated by reference to exhibit 10.2 to the March 17, 1999 10-SB)
69

10.3(c)	Letter Amendment of License Agreement between Axonyx Inc. and CURE, LLC dated May 27, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-Q previously filed on August 14, 2002 (File No. 000-25571))

10.4	Research and License Agreement between the Axonyx Inc. and New York University dated April 1, 1997 (Incorporated by reference to exhibit 10.3 to the March 17, 1999 10-SB)

10.5	Second Amendment to Research and License Agreement between Axonyx Inc. and New York University dated March 19, 1999 (Incorporated by reference to exhibit A to the Quarterly Report on Form 10-Q previously filed by Axonyx on June 30, 1999)

10.6	Fourth Amendment to Research and License Agreement between Axonyx Inc. and New York University dated October 11, 2002 (Incorporated by reference to exhibit 10.1 to Form 10-Q previously filed on November 14, 2002 (File No. 000-25571))

10.7	Financial Consulting Agreement between Axonyx Inc. and Intertrend Management, Ltd. dated November 6, 1998 (Incorporated by reference to exhibit 10.7 in the August 10, 1999 10-SB/A)

10.8	Development Agreement and Right to License between Axonyx Inc. and Applied Research Systems ARS Holding N.V. dated May 17, 1999 (Incorporated by reference to exhibit 99(c) to the Current Report on Form 8-K previously filed by Axonyx on June 1, 1999)

10.9	License Agreement between Axonyx Inc. and Applied Research Systems ARS N.V. dated September 15, 2000 (Incorporated by reference to exhibit 10.9 to the March 22, 2001 10-KSB)

10.10	Sponsored Research Agreement between the University of Melbourne and Axonyx Inc. dated October 1, 1999 (Incorporated by reference to exhibit 10.10 to the March 22, 2001 10-KSB)

10.11	Common Stock Underwriting Agreement between Ramius Securities, LLC and Axonyx Inc. dated October 25, 2000 (Incorporated by reference to exhibit 10.11 to the March 22, 2001 10-KSB)

10.12	Stand-By Purchase Agreement between Ramius Capital Group, LLC and Axonyx Inc. dated October 25, 2000 (Incorporated by reference to exhibit 10.12 to the March 22, 2001 10-KSB)

10.13	Lease Agreement between Axonyx Inc. and Business Service Center of Seattle dated January 28, 1999 (Incorporated by reference to exhibit 10.5 to the March 17, 1999 10-SB)

10.14	Occupancy Agreement between Axonyx Inc., J.A. Bernstein & Co. and The Garnet Group, Inc. dated December 14, 1999 (Incorporated by reference to exhibit 10.10 to the March 13, 2000 10-KSB)

10.15	Letter Agreement between Axonyx Inc. and J.A. Bernstein & Co. dated December 9, 1999 (Incorporated by reference to exhibit 10.11 to the March 13, 2000 10-KSB)

10.16	Data Management and Reporting Services Agreement between Axonyx Inc. and Clinfo Systems, LLC dated October 2, 2000 (Incorporated by reference to the corresponding exhibit to the Annual Report on Form 10-KSB Amendment No. 1 previously filed by Axonyx on May 15, 2001 (the “May 15, 2001 10-KSB/A”)

10.17	Data Management and Reporting Services Agreement between Axonyx Inc. and Clinfo Systems, LLC dated January 2, 2001 (Incorporated by reference to the corresponding exhibit to the May 15, 2001 10-KSB/A)
70

10.18†	Research Agreement between Thomas Jefferson University and Axonyx Inc. dated as of April 1, 2001 (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q previously filed by Axonyx on May 15, 2001)

10.19	Sponsored Research Agreement and Option between Mayo Foundation for Medical Education and Research, Mayo Clinic Jacksonville and Axonyx Inc. dated May 1, 2001 (Incorporated by reference to the corresponding exhibit to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.20	Research Agreement between Indiana University and Axonyx Inc. dated August 15, 2001 (Incorporated by reference to the corresponding exhibit to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.21	Common Stock and Warrant Purchase Agreement dated December 4, 2001 (Incorporated by reference to exhibit 10.1 to the December 13, 2001 8-K)

10.22**	Employment Agreement by and between Axonyx Europe B.V. and Dr. Gosse Bruinsma dated October 10, 2000 (Incorporated by reference to exhibit 10.22 to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.23**	Letter Agreement between Axonyx Inc. and Dr. Robert Burford dated November 10, 1999 (Incorporated by reference to exhibit 10.23 to the Form 10-K previously filed on March 28, 2002 (File No. 000-25571))

10.24	Research Agreement between David Henry Small, Ph.D. and Axonyx Inc. dated September 1, 2002 (Incorporated by reference to exhibit 10.2 to Form 10-Q previously filed on November 14, 2002 (File No. 000-25571))

10.25	Intellectual Property Assignment Agreement between David Henry Small, Ph.D., Marie-Isabel Aguilar, Ph.D., Supundi Subasinghe and Axonyx Inc. dated September 1, 2002 (Incorporated by reference to exhibit 10.3 to Form 10-Q previously filed on November 14, 2002 (File No. 000-25571))

10.26	Common Stock and Warrant Purchase Agreement dated as of December 31, 2002 (Incorporated by reference to Exhibit 10.1 in the Form 8-K previously filed by Axonyx on January 8, 2003 (File No. 00025571))

10.27	Clinical Trial Services Master Agreement between JSW Research and Axonyx Inc. dated March 21, 2003 (Incorporated by reference to Exhibit 10.27 in the Form 10-K previously filed by Axonyx on March 31, 2003 (File No. 00025571))

10.28	Contract between Axonyx Europe and NOTOX Safety and Environmental Research B.V. dated April 11, 2002 (Incorporated by reference to Exhibit 10.28 in the Form 10-K previously filed by Axonyx on March 31, 2003 (File No. 00025571))

10.29	Common Stock and Warrant Purchase Agreement dated as of September 11, 2003 (Incorporated by reference to Exhibit 10.1 in the current report on Form 8-K previously filed by Axonyx on September 16, 2004 (File No. 00025571))

10.30	Securities Purchase Agreeement dated as of January 8, 2004 (Incorporated by reference to Exhibit 4.1 in the current report on Form 8-K previously filed by Axonyx on January 12, 2004 (File No. 00025571))
71

10.31	Share Exchange Agreement dated as of January 15, 2004 between Axonyx Inc. and Oxis International, Inc., (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K previously filed by Axonyx Inc. on January 20, 2004)

10.32**	Change of Control Agreement dated as of March 30, 2004 between Axonyx and Marvin S. Hausman (incorporated by reference to Exhibit 10.32 of Axonyx Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.33**	Change of Control Agreement dated as of March 30, 2004 between Axonyx and Gosse Bruinsma (incorporated by reference to Exhibit 10.33 of Axonyx Inc. Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.34**	Change of Control Agreement dated as of March 30, 2004 between Axonyx and S. Colin Neill (incorporated by reference to Exhibit 10.34 of Axonyx Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.35	Securities Purchase Agreement dated as of May 3, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.1 in the current report on Form 8-K previously filed by Axonyx Inc. on May 5, 2004)

14	Code of Business Conduct and Ethics*

21	List of Subsidiaries (Incorporated by reference to the corresponding exhibit to the March 22, 2001 10-KSB)

23.1	Consent of Eisner LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

———————

*	Filed herewith

**	Indicates management compensation agreement

†	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
72

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on this 16th day of March, 2005.

AXONYX INC.

By:	/s/ Gosse B. Bruinsma, M.D.
——————————————————
Gosse B. Bruinsma, M.D.
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 16th of March, 2005.

Signature	Title

/s/ Gosse B. Bruinsma, M.D.	Chief Executive Officer, (Principal Executive Officer)

Gosse B. Bruinsma, M.D.

/s/ Marvin S. Hausman, M.D.	Director and Chairman

Marvin S. Hausman, M.D.

/s/ S. Colin Neill	Chief Financial Officer, Treasurer and
Secretary
S. Colin Neill	(Principal Financial and Accounting Officer)

/s/ Louis G. Cornacchia	Director

Louis G. Cornacchia

/s/ Steven H. Ferris, Ph.D.	Director

Steven H. Ferris, Ph.D.

Director

Michael A. Griffith

Director

Ralph Snyderman, MD

/s/ Gerard J. Vlak, Ph.D.	Director

Gerard J. Vlak, Ph.D.
73

AXONYX INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004 and 2003
F-1

AXONYX INC. Contents
F-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Axonyx Inc.

We have audited the accompanying consolidated balance sheets of Axonyx Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Axonyx Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

EISNER LLP

New York, New York
March 9, 2005
With respect to Notes A and J[5]
March 11, 2005

F-3

AXONYX INC. Consolidated Balance Sheets

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$90,591,000	$28,780,000
Accounts receivable	229,000
Stock subscriptions receivable	2,250,000
Inventories	246,000
Other current assets	141,000

Total current assets	93,457,000	28,780,000

Property, plant and equipment, net	116,000	24,000

Technology for developed products, net	6,807,000
Patents and patents pending, net	995,000
Security deposits	19,000	11,000

	$101,394,000	$28,815,000

LIABILITIES
Current liabilities:
Accounts payable	$6,365,000	$1,284,000
Accrued expenses	2,386,000	880,000
Note payable	160,000

Total current liabilities	8,911,000	2,164,000

Outside interest in OXIS	5,945,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common stock - $.001 par value, 150,000,000 and 75,000,000 shares authorized;
as of 2004 and 2003 respectively; 53,645,518 and 33,919,948 shares
issued and outstanding in 2004 and 2003 respectively.	54,000	34,000
Additional paid-in capital	149,150,000	60,345,000
Unearned compensation – stock options	(144,000)
Accumulated comprehensive loss	(14,000)
Accumulated deficit	(62,508,000)	(33,728,000)

Total stockholders’ equity	86,538,000	26,651,000

Total liabilities and stockholders’ equity	$101,394,000	$28,815,000

See notes to consolidated financial statements
F-4

AXONYX INC. Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

Revenue
Licensing	$450,000	$1,000,000
Product sales	1,825,000

Total revenue	2,275,000	1,000,000
Cost of product sales	(1,167,000)

	1,108,000	1,000,000

Costs and expenses:
Research and development	23,741,000	5,821,000	$3,852,000
Sales, general and administrative	8,250,000	3,459,000	2,505,000

	31,991,000	9,280,000	6,357,000

Loss from operations	(30,883,000)	(8,280,000)	(6,357,000)

Other income (expenses)
Interest income	1,235,000	137,000	101,000
Foreign exchange	(83,000)	37,000
Gain on issuance of subsidiary stock	1,154,000
Other income	19,000
Financing fees	(856,000)
Interest expense	(51,000)

Net loss before minority interest in subsidiary	(29,465,000)	(8,106,000)	(6,256,000)

Minority interest in loss of subsidiary	685,000

Net loss	(28,780,000)	(8,106,000)	(6,256,000)

Comprehensive loss
Foreign currency translation adjustment	(14,000)

Comprehensive loss	$(28,794,000)	$(8,106,000)	$(6,256,000)

Net loss per common share	$(.58)	$(.30)	$(.36)

Weighted average shares - basic and diluted	49,977,000	27,207,000	17,265,000

See notes to consolidated financial statements
F-5

AXONYX INC. Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
			Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount

Balance - December 31, 2001	17,247,371	$17,000	$27,570,000	$(30,000)	$(19,366,000)		$8,191,000
Issuance of common stock and warrants –
net of expenses	6,486,242	7,000	4,470,000				4,477,000
Amortization				22,000			22,000
Issuance of common stock options and warrants
for consulting services			215,000				215,000
Net Loss					(6,256,000)		(6,256,000)

Balance - December 31, 2002	23,733,613	24,000	32,255,000	(8,000)	(25,622,000)		6,649,000

Issuance of common stock and warrants –
net of expenses	7,706,636	8,000	24,005,000				24,013,000
Amortization				8,000			8,000
Issuance of common stock options and warrants
for consulting services			570,000				570,000
Issuance of common stock for consulting services	115,000		205,000				205,000
Exercise of common stock options and warrants	2,364,699	2,000	3,310,000				3,312,000
Net loss					(8,106,000)		(8,106,000)

Balance - December 31, 2003	33,919,948	34,000	60,345,000	—	(33,728,000)		26,651,000

Issuance of common stock and warrants –
net of expenses	12,727,106	13,000	64,731,000				64,744,000
Issuance of common stock for the acquisition of
52% of Oxis International Inc.	1,618,061	2,000	8,192,000				8,194,000
Issuance of common stock options and warrants
for consulting services			2,264,000				2,264,000
Issuance of common stock options			387,000	(387,000)
Exercise of common stock options and warrants	5,380,403	5,000	13,231,000				13,236,000
Amortization				243,000			243,000
Foreign currency translation adjustment						(14,000)	(14,000)
Net loss					(28,780,000)		(28,780,000)

Balance - December 31, 2004	53,645,518	$54,000	$149,150,000	$(144,000)	$(62,508,000)	$(14,000)	$86,538,000

See notes to consolidated financial statements
F-6

AXONYX INC. Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(28,780,000)	$(8,106,000)	$(6,256,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889,000	16,000	15,000
Amortization of deferred financing costs	772,000
Minority interest in net loss of subsidiary	(685,000)
Compensation related to common stock issued for services	49,000
Compensation related to options and warrants issued for services	2,551,000	783,000	237,000
Gain on issuance of subsidiary stock	(1,154,000)
Changes in:
Accounts receivable	38,000
Inventory	49,000
Other current assets	75,000
Security deposits and other assets	24,000	47,000	(14,000)
Accounts payable	4,531,000	560,000	120,000
Accrued expenses	1,250,000	(135,000)	(98,000)
Accrued stock-based compensation	(61,000)	404,000	(98,000)

Net cash used in operating activities	(20,452,000)	(6,431,000)	(6,094,000)

Cash flows from investing activities:
Cash acquired in connection with Oxis acquisition	714,000
Costs related to Oxis acquisition	(52,000)
Additions to patents	(297,000)
Purchase of equipment	(89,000)	(3,000)

Net cash provided from (used in) investing activities	276,000	(3,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	68,614,000	24,013,000
Net proceeds from exercise of common stock options and warrants	13,236,000	3,312,000
Net proceeds from exercise of common stock options in Oxis	137,000
Collection of stock subscriptions receivable and cash held in escrow		4,868,000

Net cash provided by financing activities	81,987,000	32,193,000

Net increase (decrease) in cash and cash equivalents	61,811,000	25,759,000	(6,094,000)
Cash and cash equivalents at beginning of period	28,780,000	3,021,000	9,115,000

Cash and cash equivalents at end of period	$90,591,000	$28,780,000	$3,021,000

Supplemental cash flow disclosures
Interest paid	$28,000

Supplemental disclosures of non-cash financing activity:
Common stock issued in connection with acquisition	$8,194,000
Unearned compensation recorded for common stock options issued	$387,000
Bridge loan and accrued interest conversion to common stock- Oxis	$609,000
Stock subscriptions receivable- Oxis	$2,250,000
Common stock and warrants issued for stock subscriptions receivable			$3,415,000
Proceeds from the sale of common stock and warrants held in escrow			$1,453,000
Expenses accrued in connection with sale of common stock and warrants			$391,000

See notes to consolidated financial statements
F-7

AXONYX INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY

Axonyx Inc. (the “Company”) is a biopharmaceutical company, specializing in central nervous system (CNS) neurodegenerative diseases, engaged in the business of acquiring the patent rights to what the Company views as clinical stage compounds, compounds with strong proof of concept data and compounds ready for proof of concept validation with convincing scientific rationale. The Company’s business plan is to further develop and add value to these compounds and then seek to out-license or partner them when it believes it business prudent. The Company has acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD) and other memory impairments generally associated with elderly and related diseases. There can be no assurance that the Company will be able to license its technology, develop a commercial product, or that the Food and Drug Administration will grant approval to the Company’s products. The Company outsources principally all of its research and development activities, which are overseen by Company personnel and scientific consultants.

The Company has progressed the development of Phenserine to late stage clinical trials. As of December 31, 2004, the Company had expected future contractual payments to various clinical research organizations in connection with these trials aggregating $15,801,000, including $15,292,000 for 2005. The nature of the clinical research contracts is such that work can be stopped at short notice and the obligation would be to pay costs incurred to date. The results of the 1st Phase III trial were announced on February 7, 2005 and the interim results from the Phase IIb trial were announced on March 11, 2005. See Note J – subsequent events for more details. Overall the results from each trial did not show statistically significant improvements over placebo for the protocol’s primary endpoints following 26 weeks of treatment. The Company has decided to halt additional patient recruitment for the ongoing phase III clinical trials in order to evaluate the planned Phenserine clinical development program following recommendations from its Scientific Advisory Board and Safety Steering Committee, as well as the Company’s desire to examine opportunities that could optimize further Phenserine development. As a matter of course, the Company continually evaluates its overall drug development and business plan.

As of December 31, 2004, the Company has a 34% ownership interest in OXIS International Inc., (“OXIS”). OXIS develops, manufactures and markets selected therapeutic and diagnostic products. OXIS’s research and development efforts are concentrated principally in the development of products to diagnose, treat and prevent diseases associated with free radicals and reactive oxygen species.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in Holland. The financial statements also include the accounts of OXIS International Inc. (OXIS) from the acquisition date of January 15, 2004 when the company acquired approximately 52% of the common voting stock of OXIS. The Company’s ownership in OXIS was reduced to 34% on December 31, 2004 as the result of a third party financing by OXIS. Although the Company has less than a majority ownership at December 31, 2004, the accounts of OXIS are consolidated as the Company controls the board of directors through a majority of the OXIS board seats. All intercompany balances and transactions have been eliminated in consolidation.

The outside interest on the balance sheet as of December 31, 2004 includes the approximately 66% of OXIS that is not owned by the Company ($3,905,000). The outside interest also includes a portion of the carrying value of technology for developed patents, net ($2,040,000) attributable to the reduction in the Company’s ownership in OXIS from approximately 52% to approximately 34% as of December 31, 2004.

On February 28, 2005 OXIS announced that Mr. Steven T. Guillen had joined OXIS as President and Chief Executive Officer and as a member of the OXIS Board of Directors. Consequently the Company no longer has a majority of the seats on the OXIS Board, and because the Company’s ownership interest now represents 34% of the OXIS shares outstanding, beginning March 1, 2005 OXIS will no longer be consolidated but rather accounted for using the equity method.

[2] Cash equivalents:
F-8

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. $4,687,000 in cash is held in OXIS and restricted for use by OXIS.

[3] Accounts Receivable:

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on history of past write-offs and collections and current conditions.

[4] Inventories:

Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. Inventories at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Raw materials	$121,000	$101,000
Work in progress	23,000	65,000
Finished goods	102,000	129,000

Total	$246,000	$295,000

[5] Property, Plant and Equipment:

Property, plant and equipment is stated at cost. Depreciation of equipment is computed using the straight-line method over estimated useful lives of three to ten year. Leasehold improvements are amortized over the shorter of five years or the remaining lease term. Depreciation expense for the years ended December 31, 2004 and 2003 was $38,000 and $16,000 respectively.

Property, plant and equipment at December 31, 2004 and 2003, consisted of the following:

	2004	2003

Furniture and office equipment	$207,000	$78,000
Laboratory and manufacturing equipment	3,000	3,000

Property, plant and equipment, at cost	$210,000	81,000
Accumulated depreciation and amortization	(94,000)	(57,000)

Property, plant and equipment, net	$116,000	$24,000

[6] Research and development :

Research and development costs are expensed as incurred.

[7] Use of estimates:

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

Assumptions underlying the carrying amounts of long lived assets represent sensitive estimates subject to change.

[8]	Fair value of financial instruments:
F-9

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, stock subscriptions receivable, inventories, accounts payable, and accrued expenses approximates fair value due to the short-term nature of the accounts.

[9]	Revenue recognition:

The Company received a milestone payment of $1,000,000 under the terms of a license agreement in 2003. The Company did not recognize any revenue during the year ended December 31, 2002. Pursuant to the license agreement, the Company may receive milestone payments and royalties from sales of approved drug compounds derived from the licensed technology.

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

OXIS manufactures, or has manufactured on a contract basis, products that are sold to customers. OXIS recognizes product sales upon shipment of the product to the customers.

OXIS recognizes license fee revenue for licenses to intellectual property when earned under the terms of the agreements. Generally, revenue is recognized upon transfer of the license unless OXIS has continuing obligations for which fair value cannot be established, in which case the revenue is recognized over the period of the obligation. If there are extended payment terms, OXIS recognized license fee revenue as these payments become due. All arrangements with payments terms beyond 12 months are not considered to be fixed or determinable. In certain licensing arrangements there is provision for a variable fee as well as a non-refundable minimum amount. In such arrangements, the amount of the non-refundable minimum guarantee is recognized upon transfer of the license and collectibility is reasonably assured unless we have continuing obligations for which fair value cannot be established and the amount of the variable fee in excess of the guaranteed minimum is recognized as revenue when it is fixed and determinable. OXIS recognizes royalty revenue based on reported sales by third party licensees of products containing its materials, software and intellectual property. If there are extended payment terms, royalty revenues are recognized as these payments become due. Non-refundable royalties, for which there are no further performance obligations, are recognized when due under the terms of the agreements.

[10] Stock-based compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company follows the fair valued based method for non-employee awards and has elected to continue to apply the provisions of APB Opinion 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure. ” The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

	Year Ended December 31,

	2004	2003	2002

Reported net loss attributable to common stockholders	$(28,780,000)	$(8,106,000)	$(6,256,000)

Stock-based employee compensation included in net loss	243,000

Stock-based employee compensation determined under the fair value based method	(2,000,000)	(2,515,000)	(3,759,000)

Pro forma net loss	$(30,537,000)	$(10,621,000)	$(10,015,000)

Loss per common share (basic and diluted):
As reported	$(.58)	$(.30)	$(.36)
Pro forma	(.61)	(.39)	(.58)

In accordance with SFAS No.123, the pro forma amounts do not reflect any other adjustments. Accordingly, the minority interest and effect on the gain on the sale of stock by OXIS pursuant to SEC Staff Accounting Bulletin (“SAB”) No.51 are not reflected.

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) [10] Stock-based compensation: (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.79%-3.60%	2.27% - 3.27%	2.95% - 4.8%
Expected dividend yield	0%	0%	0%
Expected life	5-10 years	5 - 10 years	5 - 10 years
Expected volatility	.90 - .95	.88 - .95	.76 - .88
Weighted average grant-date fair value of options granted during the period (including non-employees)	$ 4.64	$ 1.82	$ 1.92

[11] Net loss per common share:

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires the reporting of basic and diluted earnings or loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, their effects are not included in the calculation of diluted loss per share. For the years ended December 31, 2004, 2003, and 2002, potential common shares aggregating 12,364,000, 13,540,000 and 8,813,000, respectively, were excluded in computing the per share amounts.

[12] Concentration of credit risk:

Financial instruments which potentially subject the Company to concentration of credit risks consist principally of cash and cash equivalents. The Company primarily holds its cash and cash equivalents in two money market brokerage accounts and commercial paper. In addition, as of December 31, 2004 and 2003, the Company maintained approximately $515,000 and $263,000 respectively, in foreign bank accounts.

The Company enters into research consulting agreements and certain other arrangements which are to be paid in Euro. The Company purchases Euro to meet these obligations on an as needed basis throughout the year.

[13] Impairment of Long-Lived Assets:

The Company follows statement of Financial Accounting Standard No 144 “Accounting for the Impairment of Long-Lived Assets”. Long-lived asset are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge results in the reduction in the carrying value of long-lived assets and reduces our operating results in the period in which the charge arose. As of December 2004 the company determined that no impairment change was needed.

[14] Stock Subscriptions Receivable:

At OXIS, a total of 12,264,158 shares were subscribed for at December 31, 2004 (subsequently issued during January 2005), at $0.53 per share, for the private placement of equity on December 30, 2004. As of December 31, 2004, OXIS had received, from a private placement of its stock, $4,250,000 in cash and a receivable of $2,250,000 that was subsequently collected in January 2005.

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

[15] Technology for developed products and patents and patents pending:

Technology for developed products acquired in business combinations is amortized over their estimated useful lives of seven to ten years. Accumulated amortization of technology for developed products was $772,000 and $0 as of December 31, 2004 and 2003, respectively. Patents are being amortized on a straight-line basis over the shorter of the remaining life of the patent or ten years. A total of $865,000 of patents pending approval is not currently being amortized. Accumulated amortization as of December 31, 2004 is $35,000. In accordance with SFAS No. 144, the Company periodically reviews net cash flows from sales of products and projections of net cash flows from sales of products on an undiscounted basis to assess recovery of recorded cost of intangible assets.

[16] Accounting for stock sales by subsidiary:

The Company accounts for stock sales by a subsidiary (Oxis) in accordance with SAB No. 51. Sales of unissued shares by Oxis result in a change in the carrying value of the subsidiary in the Company’s consolidated financials. These gains amounted to $1,154,000 relating to OXIS in 2004, arising primarily from its December private placement financing, the conversion of bridge loans into common stock and from the exercise of employee stock options throughout the year.

NOTE C - DEVELOPMENT AND LICENSING AGREEMENTS [1] Agreement with New York University (“NYU”):

In April 1997, the Company entered into a research and license agreement with NYU, as subsequently amended, to provide funding and to sponsor research relating to the diagnosis and treatment of Alzheimer’s Disease and other amyloidosis disorders, in exchange for a payment by Axonyx of $25,000 upon signing of the agreement, sixteen consecutive quarterly payments of $75,000 beginning on April 1, 1997, and 600,000 shares of common stock with a fair value at time of issuance of $240,000 (issued to NYU and its scientists, collectively “NYU stockholders”). The agreement also provides for payments to NYU aggregating to $525,000, with an aggregate of $175,000 payable upon achieving two clinical and regulatory milestones for each of the three types of licensed products. In addition, the Company has agreed to pay NYU royalties of up to 4% of the first $100 million net sales related to products covered and 2% there after under the agreement with minimum annual royalty payments of $150,000 beginning in 2004 through the expiration or termination of the agreement in 2015. In 2004, the Company paid NYU its minimum royalty payment of $150,000 for 2004 and reimbursed NYU for $9,000 relating to patent costs. During 2003, the Company reimbursed NYU for $36,000 relating to patent costs. Through December 31, 2004, the Company has paid $1,420,000 to NYU under the agreement.

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

Pursuant to the agreement, as amended, the Company or its sub-licensees must achieve certain development milestones, including approval to market in the United States and Europe by December 2009. If these milestones are not achieved, the rights may revert back to NYU. The October 2002 amendment contained releases and waivers of default by NYU and the Company. The technology covered by the NYU Agreement has been sublicensed to Serono (see Note C-3).

[2] Agreement with Cure, L.L.C. (“CURE”):

In February, 1997, the Company entered into a sub-license agreement (“CURE Agreement”) with CURE pursuant to which the Company received the rights covering the patents that CURE obtained through the “PHS Patent License Agreement-Exclusive” it entered into with the Public Health Service. Such licensed rights cover the Company’s acetylcholinesterase inhibitor, Phenserine and its analogs, and certain butyrylcholinesterase inhibitor compounds. The

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

CURE Agreement provided for a payment by the Company of $15,000 upon signing of the agreement and a payment of $10,000 six months after the signing of the agreement. The CURE Agreement also provides for payments to CURE aggregating $600,000 when certain clinical and regulatory milestones are achieved. In addition, the Company has agreed to pay CURE royalties, of up to 3% of the first $100 million and 1% thereafter, of net product sales and sub-license royalties, as defined under the agreement, with minimum annual royalty payments of $10,000 beginning on January 31, 2000, increasing to $25,000 per annum on commencement of sales of the product until the expiration or termination of the agreement. Any royalty payments made to CURE shall be credited against the minimum payments. Through December 31, 2004, the Company has paid $100,000 under the CURE Agreement. The agreement, as amended, sets certain deadlines by whic h the Company must achieve development milestones. If these milestones are not achieved, the rights may revert back to CURE.

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

Pursuant to the Licensing Agreement, the Company may receive milestone payments in the future.

The Company learned in 2004 that Serono was evaluating whether to continue further development of the licensed technologies and discussions were initiated with Serono to investigate whether a collaborative agreement could be negotiated. Any final decision to delay or terminate development on the part of Serono would mean that our receipt of any further payments under the License Agreement would be either delayed or eliminated. During 2004, the Company and Serono discussed the existing licensing agreements and possible alternative structures and collaborations that might be used to potentially exploit the licensed technology. As a result of these discussions, in July 2004, we signed a non-binding Memorandum of Understanding (MOU) for the research and joint development of therapeutic compounds including the Amyloid Inhibitory and Prion Inhibitory Peptides, and diagnostic technologies in the field of protein mis-folding disord ers such as Parkinson’s Disease, Down’s Syndrome, Diabetic disorders, Lou Gehrig’s Disease, Alzheimer’s Disease, Transmissible Spongioform Encephalopathies (TSE’s) i.e. Mad Cow Disease (BSE) and Creutzfeldt Jakob Disease new variant (CJDnv).

Since the signing of the MOU, the parties have been negotiating the terms of definitive agreements. If the agreements contemplated under the MOU are finalized, the milestone payments under the original licensing agreements to SERONO will not occur.

Regardless of whether definitive agreements are completed or whether future milestone payments are received, the Company is obligated to pay to NYU its minimum annual royalty of $150,000.

[4] Agreement with David Small/Monash University:

Effective September 1, 2002, we entered into a Research Agreement and a Consulting Agreement with David Henry Small, Ph.D., and an Intellectual Property Assignment Agreement with David Henry Small, Ph.D., Marie-Isabel Aquilar, Ph.D., and Supundi Subasinghe (“Assignment Agreement”). Each of these agreements relate to the

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

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

[5[ Agreement with NOTOX:

During 2002, the Company awarded a contract of approximately $1.25 million to NOTOX Safety and Environmental Research B.V. for research and development activities relating to Phenserine. Research and development expenses for the years ended December 31, 2004, 2003 and 2002 include $260,000, $406,000 and $493,000 respectively, relating to this contract.

[6[ Research and Development Contracts:

For the year ended December 31, 2004 the Company incurred significant research and development expenses primarily attributable to the start of additional Phenserine clinical trials. The Company has a variety of contracts with various clinical research organizations. The nature of these contracts is such that work may have to be stopped with very short notice and then the Company will only be obligated to pay costs incurred to date. The remaining payments for these research and development contracts amounts to $15,801,000 with $15,292,000 falling into 2005 and the balance in 2006.

[7] Other:

The Company entered into agreements with three individuals relating to the development of an assay method for the rapid screening of potential drug candidates for the treatment of Alzheimer’s disease. Pursuant to these agreements, the Company is obligated for a three-year period commencing October 1, 2002 to fund Australian $90,000 (approximately $49,000 in US dollars) per year. Under the agreements, all of the rights, title and interest relating to a patent application concerning the assay method was assigned in return for revenue sharing upon commercialization of the assay method. The Company also agreed to pay certain legal fees on behalf of the assignors, which are creditable against future royalties payable under the revenue sharing provisions. The Company entered into a consulting agreement with one of the three individuals for a three-year period, commencing September 1, 2002 for Australian $20,000 (ap proximately $11,000 in US dollars) per year.

NOTE D - INCOME TAXES

            At December 31, 2004, the Company has available a Federal net operating loss carryforward of approximately $18,614,000, expiring through 2024, that may be used to offset future federal taxable income. At December 31, 2004, the Company also has a research and development credit carryforward of approximately $1,278,000 available to offset future federal income tax. The use of net operating loss and research and development credit carryforwards and built-in losses relating to expenses not yet deducted for tax purposes are subject to limitation due to a change in the Company’s ownership as defined by Sections 382 and 383 of the Internal Revenue Code.

At December 31, 2004 there are $39,359,000 of timing differences in reporting items for tax and financial accounting purposes, relating to research and development expenses and stock option charges. At December 31, 2004, and 2003, the Company has deferred tax assets of approximately $27,818,000 and $14,261,000, respectively. The deferred tax asset at December 31, 2004 is comprised of the tax effect of the net operating loss carryforwards ($8,522,000), the timing differences ($15,841,000 for capitalized research and development expenses and $2,177,000 for stock-based compensation) and the research and development credit carryforwards ($1,278,000). The deferred tax asset at December 31, 2003 is comprised of the tax effect of the net operating loss carryforwards ($5,497,000) the timing differences ($7,169,000 for capitalized research and development expenses and $941,000 for stock-based compensation) and the research and deve lopment credit carryforwards ($654,000). The Company has not recorded a benefit from its deferred tax asset because realization of the

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

benefit is uncertain. Accordingly, a valuation allowance, which increased by approximately $13,557,000, $3,778,000 and $2,755,000 during 2004, 2003 and 2002, respectively, has been provided for the full amount of the deferred tax asset.

NOTE E - RELATED PARTY TRANSACTIONS

            In 2002, the Company received data management and reporting services from Clinfo Systems, LLC (“Clinfo”) in connection with certain clinical trials being conducted. A former officer of the Company is a founding member and fifty percent owner of Clinfo. The Company incurred $57,000 of expenses in 2002 from services provided by Clinfo.

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

In January 2004, the Company completed a private placement for $50 million of securities through the sale of 9,650,183 shares of common stock. This placement also involved the issuance to the investor group of five-year warrants to purchase an additional 2,412,546 shares of the Company’s stock at an exercise price of $7.25 per share. Each share of stock and one-quarter warrant was sold for $5.18.

Also in January 2004, the Company issued 1,618,061 shares of common stock valued at $8,194,000 in conjunction with the Company’s acquisition of 52% of the outstanding voting stock of Oxis International, Inc.

In May 2004, the Company completed a private placement for $20 million of securities through the sale of 3,076,923 shares of common stock at $6.50 per share with new institutional investors. This placement also involved the issuance to the investor group of five-year warrants to purchase an additional 923,077 shares of the Company’s stock at an exercise price of $8.50 per share.

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

In 2004, the Company received proceeds of $13,236,000 from the exercise of options and warrants into 5,380,403 shares of common stock.

[2] Warrants:

At December 31, 2004, outstanding warrants to acquire shares of the Company’s common stock are as follows:
F-16

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

Number of Shares	Exercise Price	Expiration Date
954,000	$8.50	May 6, 2009
413,000	5.00	June 3, 2005
2,529,000	3.50	September 11, 2008
2,968,000	7.25	January 8, 2009
24,000	6.81	February 13, 2006
466,000.69		December 31, 2007
33,000	5.00	December 19, 2008
200,000	1.00	January 15, 2008

7,587,000

The weighted average exercise price of warrants outstanding at December 31, 2004 was $5.46 and the weighted average remaining contractual life of the warrants was 3.66 years.

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

In 2000, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (“2000 Plan”) which provides for the granting of options to purchase up to 1,000,000 shares of common stock and pursuant to which officers, directors, advisors and consultants are eligible to receive incentive and/or nonstatutory stock options. Incentive stock options granted under the 2000 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Vesting of 2000 Plan options varies from fully vested at the date of grant to multiple year apportionment of vesting as determined by t he Board of Directors.

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

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED) [3] Stock options: (continued)

Pursuant to the 2000 stock option plan as amended, 750,000 options were added to the share reserve effective January 1, 2003 and January 1, 2004.

On March 30, 2004, the Company amended the 2000 Plan to increase the aggregate number of shares from 3,500,000 to 7,500,000. Stockholder approval for the increase was received in June 2004.

For the years ended December 31, 2004, 2003 and 2002, the Company granted 497,000, 300,000 and 67,500 options, respectively, to consultants and recorded expenses of $2,264,000, $570,000 and $215,000, respectively, relating to the vested portion of these options. Accrued expenses at December 31, 2004, 2003, and 2002 include an additional $399,000, $460,000 and $56,000, respectively, for the estimated fair value of unvested options issued to consultants.

Stock option activity under the 1998 Plan is summarized as follows:

	Year Ended December 31,

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options at beginning of year	1,375,000	$5.72	1,790,000	$6.37	1,971,000	$6.66
Options issued			50,000	1.11	8,000	1.35
Options exercised	(50,000)	.02	(50,000)	.02
Options forfeited	(341,000)	5.83	(415,000)	8.68	(189,000)	9.14

Options at end of year	984,000	5.96	1,375,000	5.72	1,790,000	6.37

Options exercisable at end of year	949,000	6.53	1,313,000	5.77	1,528,000	5.94

The 1998 Plan terminated January 15, 2003.

Stock option activity under the 2000 Plan is summarized as follows:

	Year Ended December 31,

	2004		2003		2002

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Options at beginning of year	2,738,000	$2.86	1,671,000	$3.45	924,000	$4.22
Options issued	1,566,000	5.39	1,107,000	2.08	847,000	2.57
Options exercised	(633,000)	1.91
Options forfeited	(221,000)	2.54	(40,000)	5.54	(100,000)	3.16

Options at end of year	3,450,000	4.21	2,738,000	2.86	1,671,000	3.45

Options exercisable at end of year	2,073,000	3.85	1,537,000	3.25	710,000	4.14

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED) [3] Stock options: (continued)

As of December 31, 2004, 3,392,000 options are available for future grant under the 2000 plan. In 2003, the Company had agreed to grant 319,000 options, with exercise prices ranging from $3.61 to $3.76, effective January 1, 2004. These awards resulted in an aggregate compensation cost of $387,000, which is being recognized over the related vesting periods.

Stock option activity outside the Plans is summarized as follows:

	Year Ended December 31,

	2004		2003		2002

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Options at beginning of year	375,000	$4.41	129,000	$7.81	129,000	$7.81
Options issued			275,000	3.06
Options exercised	(32,000)	3.41
Options forfeited			(29,000)	6.72

Options at end of year	343,000	4.51	375,000	4.41	129,000	7.81

Options exercisable at end of year	305,000	4.74	207,000	5.63	124,000	8.17

Additional information with respect to option activity is summarized as follows:

	As of December 31, 2004

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractually (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$.02-$.84	162,000	6.06	$.58	122,000	$.50
$1.00 - $1.35	285,000	6.21	1.11	50,000	1.07
$2.07 - $3.16	1,446,000	5.45	2.94	1,248,000	2.93
$3.61 - $6.68	1,762,000	6.07	4.58	1,085,000	4.51
$7.00 - $9.00	849,000	6.90	7.54	549,000	7.81
$9.50 - $11.50	273,000	5.11	10.33	273,000	10.33

	4,777,000	5.98	4.60	3,327,000	4.74

NOTE G - COMMITMENTS AND OTHER MATTERS

            The Company occupied office space under a sublease which expired in February 2003. Upon expiration of the lease, the Company’s corporate offices were relocated and a short-term renewable lease was executed. There are no minimum future annual rental payments. OXIS office, laboratory and manufacturing space is leased under an agreement expiring in November 2005.

            Rent expense was approximately $294,000, $112,000 and $268,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

            See Note C with respect to the Company’s obligations pursuant to various research and development agreements.

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

NOTE H - Quarterly Results (Unaudited)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2004:
Revenue	$478,000	$433,000	$954,000	$410,000
Net loss	(5,991,000)	(7,132,000)	(6,693,000)	(8,964,000)
Loss per share - basic and diluted (a)	(0.13)	(0.14)	(0.13)	(0.17)

2003:
Revenue		$1,000,000
Net loss	$(1,575,000)	(1,247,000)	$(1,803,000)	$(3,481,000)
Loss per share - basic and diluted (a)	(0.07)	(0.05)	(0.07)	(0.10)

(a)
Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not necessarily add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.

NOTE I – Acquisition of OXIS International Inc.

           On January 15, 2004, the Company entered into agreements to acquire approximately 52% of the outstanding voting stock of OXIS. OXIS is a biopharmaceutical company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress. Under the terms of separate agreements entered into with several holders of OXIS common stock, the Company acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for the issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock, which the Company registered in May 2004. The Company’s Chairman and then-Chief Executive Officer owned 1,161,532 shares of OXIS common stock, representing approximately 4% of the OXIS’s voting stock. Those shares of OXIS’s common stock were not acquired.

            The aggregate purchase price was $8,246,000, which includes the market value of the Company’s common shares that were issued as consideration and transaction costs.

           The allocation of the cost of the acquisition is a follows:

Current assets	$1,492,000
Equipment	41,000
Technology and developed products (3)	7,622,000
Patents and other assets	765,000
Current liabilities	(1,039,000)
Minority interest	(635,000)
Deferred tax liability (1)	(3,011,000)
Deferred tax liability (2)	3,011,000

$8,246,000

(1)	Represents the tax effect of the excess of the financial statement basis over the tax basis for acquired technology for developed products.
F-20

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

(2)
Represents the tax benefit of OXIS net operating loss carryfoward and deductible temporary differences recognized as an offset against the deferred tax liability attributable to the acquired technology for developed products.

(3)	Includes the excess of the purchase price over the Company’s portion of the net assets of OXIS on the date of acquisition, which amounted to $7,529,000.

The operating results of OXIS are included in the consolidated results of operations since the date of acquisition. The following pro forma information gives effect to the acquisition as if it had occurred on the first day of each of the years ended December 31, 2004 and 2003.

	2004	2003

Total revenues	$2,364,000	$3,740,000
Net loss including minority interest in subsidiary	(29,550,000)	(9,650,000)
Net loss	(28,865,000)	(9,278,000)
Basic and diluted net loss per common share	(0.58)	(0.32)

During 2004 the Company loaned $1.2 million to OXIS, which has been eliminated in consolidation as of December 31, 2004. Pursuant to its terms, OXIS repaid the loan with accrued interest in January 2005.

On January 9, 2004, Oxis received $570,000 in loans and issued promissory notes convertible into common stock at $0.40 per share ($0.15 under certain circumstances). Oxis also issued warrants to the lenders exercisable for up to 1,250,000 shares of common stock, plus additional shares for accrued interest, at an exercise price of $0.50 per share. Oxis recorded $570,000 of debt discount, which is included in financing fees in the accompanying financial statements for the year ended December 31, 2004. In December 2004, all of the promissory notes and accrued interest were converted into 1,520,932 shares of common stock. In connection with the note holders waiving their right to convert at $0.15 per share (which had been triggered), Oxis issued 760,467 warrants. Each warrant entitles the holder to purchase one share of Oxis common stock for $1.00 for a period of five years. These warrants were valued at approximately $202,000 and have been included in financing fees for the year ended December 31, 2004. Certain of the lenders sold shares of Oxis common stock to the Company on January 15, 2004.

Operating Segments

The Company is organized into two reportable segments beginning January 15, 2004: Axonyx and OXIS. While OXIS has historically been organized into two reportable segments (health products and therapeutic development), Oxis currently manages its operations in one segment in order to better monitor and manage its basic business: the development of research diagnostics, nutraceutical and therapeutic products.

The following table presents information about the Company’s two operating segments:
F-21

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

	Axonyx Inc.	Oxis Int’l Inc.	Total

Year ended December 31, 2004
Revenue including minority interest		$2,275,000	$2,275,000
Segment loss	$(26,172,000)	$(2,608,000)	$(28,780,000)
Segment assets including minority interest at December 31, 2004	$85,991,000	$15,403,000	$101,394,000

NOTE J – Subsequent Events

(1)
The Company and several of its current officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. One lawsuit was filed on February 15, 2005, and is pending in the U.S. District Court for the Southern District of New York, and another was field on February 24, 2005 in the same court. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the effectiveness of Phenserine in treating mild to moderate Alzheimer’s disease, which had the effect of artificially inflating the price of our shares. The complaints seek unspecified damages. The Company believes these complaints are without merit and intends to defend these lawsuits vigorously. However, there can be no assurance that the Company will prevail in these actions, and, if the outcomes are unfavorable, the Company’s reputation, profitability and share price could be adversely affected.

(2)
On February 7, 2005 the Company announced that the top line outcome of its first Phase III clinical trial with Phenserine, in development for mild to moderate Alzheimer’s disease (AD), showed that overall there was not a statistically significant improvement over placebo for the protocol’s primary endpoints following 26 weeks of treatment. The Company has halted additional patient recruitment for the ongoing phase III clinical trials in order to evaluate the planned Phenserine clinical development program following recommendations from its Scientific Advisory Board and Safety Steering Committee, as well as the Company’s desire to examine opportunities that could optimize further Phenserine development.

(3)
On February 28, 2005 OXIS announced that Mr. Steven T. Guillen had joined OXIS as President and Chief Executive Officer and as a member of the OXIS Board of Directors. Consequently the Company no longer has a majority of the seats on the OXIS Board, and because the Company’s ownership interest now represents 34% of the OXIS shares outstanding, beginning March 1, 2005 OXIS will no longer be consolidated but rather accounted for using the equity method.

(4)
On March 3, 2005, the Company announced that Gosse Bruinsma, M.D., has become the Chief Executive Officer of the Company, in addition to continuing to be its President and COO. Dr. Marvin Hausman remains as the Chairman of the Board.

(5)
On March 11, 2005 the Company announced interim statistical results from the first 37 patients in a Phase IIb clinical trial designed to evaluate the effects of Phenserine tartrate on cerebrospinal fluid (CSF) concentrations of beta-Amyloid (Ab  1- 42) in Alzheimer’s Disease (AD) patients. The Company scheduled this interim analysis to assess the benefit of continuing enrollment to the target of 150 patients, and the data produced was sufficient to suggest a dose response resulting in a lowering of Aß 1-42 in the CSF of Alzheimer’s patients. The Company believes that the results obtained

F-22

AXONYX INC. Notes to Consolidated Financial Statements December 31, 2004 and 2003

from this interim analysis of 37 patients justifies continued enrollment to one of the two dose groups (15mg) in the study. Completion of patient enrollment of this trial is expected in the second quarter of 2005.

F-23

AXONYX INC.

Exhibits filed with Annual Report on Form 10-K
 for the fiscal year ended December 31, 2004

14            Code of Business Conduct and Ethics

23.1         Consent of Eisner LLP

31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32            Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

II-24