Form 10-Q
period 2005-03-31
AXONYX INC
filed 2005-05-10
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 000-25571 AXONYX INC. (Exact name of registrant as specified in its charter)

Nevada	86-0883978
(State or Other Jurisdiction of	(IRS Employer Id. No.)
incorporation or organization)

500 Seventh Avenue, 10th Floor,
New York, New York 10018
(Address of Principal Executive Offices)

         Registrant’s telephone number, including area code: (212) 645-7704

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

As of April 29, 2005, there were 53,665,518 shares of the registrant’s $.001 par value Common Stock outstanding.

AXONYX INC. INDEX

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS AXONYX INC. Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,941,000	$90,591,000
Accounts receivable		229,000
Stock subscriptions receivable		2,250,000
Inventories		246,000
Other current assets	387,000	141,000

Total current assets	76,328,000	93,457,000

Property, plant and equipment, net	51,000	116,000
Investment in OXIS	6,247,000
Technology for developed products, net		6,807,000
Patents and patents pending, net		995,000
Security deposits	18,000	19,000

	$82,644,000	$101,394,000

LIABILITIES
Current liabilities:
Accounts payable	$3,842,000	$6,365,000
Accrued expenses	2,507,000	2,386,000
Note payable		160,000

Total current liabilities	6,349,000	8,911,000

Outside interest in OXIS		5,945,000

STOCKHOLDERS’ EQUITY

Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common stock - $.001 par value, 150,000,000 shares authorized; 53,665,518 and 53,645,518 shares issued and outstanding in 2005 and 2004 respectively	54,000	54,000
Additional paid-in capital	149,308,000	149,150,000
Unearned compensation - stock options	(112,000)	(144,000)
Accumulated comprehensive loss	(14,000)	(14,000)
Accumulated deficit	(72,941,000)	(62,508,000)

Total stockholders’ equity	76,295,000	86,538,000

Total liabilities and stockholders’ equity	$82,644,000	$101,394,000

See notes to condensed consolidated financial statements.
1

AXONYX INC. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
	2005	2004

Revenue
Product sales	$403,000	$478,000
Cost of product sales	210,000	266,000

Gross profit	193,000	212,000

Costs and expenses:
Research and development	9,322,000	4,053,000
Sales, general and administrative	1,663,000	2,371,000

	10,985,000	6,424,000

Loss from operations	(10,792,000)	(6,212,000)

Other income (expense)
Interest income	572,000	185,000
Foreign exchange	(25,000)	(71,000)
Loss on issuance of subsidiary stock	(331,000)
Equity in loss of Oxis	(19,000)
Financing fees		(136,000)
Interest expense	(2,000)	(12,000)

Net loss before minority interest in subsidiary	(10,597,000)	(6,246,000)

Outside/minority interest in loss of subsidiary	164,000	255,000

Net Loss	$(10,433,000)	$(5,991,000)

Net loss per common share	$(0.19)	$(0.13)

Weighted average shares-basic and diluted	53,657,074	45,160,000

See notes to condensed consolidated financial statements.
2

AXONYX INC. Condensed Consolidated Statements of Changes in Stockholder’s Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Number of Shares	Amount

Balance - December 31, 2004	53,645,518	$54,000	$149,150,000	$(144,000)	$(62,508,000)	$(14,000)	$86,538,000

Issuance of common stock options and warrants for consulting fees			138,000				138,000

Exercise of common stock warrants and options	20,000		20,000				20,000
Amortization				32,000			32,000

Net loss	—	—	—	—	(10,433,000)	—	(10,433,000)

Balance – March 31, 2005	53,665,518	$54,000	$149,308,000	$(112,000)	$(72,941,000)	$(14,000)	$76,295,000

See notes to condensed consolidated financial statements
3

AXONYX INC. Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net Loss	$(10,433,000)	$(5,991,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	171,000	165,000
Outside/minority interest in net loss of subsidiary	(164,000)	(255,000)
Compensation related to common stock issued for services		210,000
Compensation related to options and warrants issued for services	170,000	855,000
Loss on issuance of subsidiary stock	331,000
Change in equity investment in subsidiary	19,000
Changes in:
Accounts receivable	(105,000)	(24,000)
Inventory	(1,000)	25,000
Other current assets	(354,000)	(153,000)
Technology and patents		(49,000)
Other assets	1,000	25,000
Accounts payable	(2,204,000)	666,000
Accrued expenses and other	908,000	386,000
Accrued stock based compensation	(337,000)	111,000

Net cash used in operating activities	(11,998,000)	(4,029,000)

Cash flows from investing activities:
Reduction in cash due to deconsolidation of Oxis	(4,907,000)
Costs related to Oxis acquisition		(52,000)
Additions to Patents	(48,000)
Purchase of equipment		(1,000)

Net cash used in investing activities	(4,955,000)	(53,000)

Cash flows from financing activities
Net proceeds from issuance of common stock and warrants		46,394,000
Net proceeds from exercise of common stock options and warrants	20,000	8,715,000
Net bridge loan proceeds		119,000
Net proceeds from exercise of common stock options in Oxis	33,000
Collection of stock subscription receivable	2,250,000

Net cash provided from financing activities	2,303,000	55,228,000

Net increase (decrease) in cash and cash equivalents	(14,650,000)	51,146,000
Cash and cash equivalents at beginning of period	90,591,000	29,494,000

Cash and cash equivalents at end of period	$75,941,000	$80,640,000

Supplemental cash flow disclosures
Interest paid	$2,000

Supplemental disclosures of non-cash financing activity
Common stock issued in connection with acquisition		$8,194,000
Unearned compensation recorded for common stock options issued		$387,000
Minority interest in subsidiary equity transactions	$22,000	$24,000

See notes to condensed financial statements.
4

Notes to Condensed Consolidated Financial Statements

(1) Financial Statement Presentation

                The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005, and the results of operations for the quarterly periods presented. Certain information and footnote disclosure normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2004, included in the Company’s Form 10-K filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

                Principles of consolidation:

                The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in The Netherlands. The financial statements also include the accounts of OXIS International Inc. (OXIS) from the acquisition date of January 15, 2004 when the company acquired approximately 52% of the common voting stock of OXIS. The Company’s ownership in OXIS was reduced to 34% on December 31, 2004 as the result of a third party financing by OXIS. Although the Company has less than a majority ownership at December 31, 2004, the accounts of OXIS were consolidated as the Company controlled the board of directors through a majority of the OXIS board seats. On February 28, 2005 OXIS announced that Mr. Steven T. Guillen had joined OXIS as President and Chief Executive Officer and as a member of the OXIS Board of Directors. Consequently the Company no longer has a majority of the seats on the OXIS Board, and because the Company’s ownership interest now represents 34% of the OXIS shares outstanding, beginning March 1, 2005 OXIS is no longer consolidated but rather accounted for using the equity method. As the Company controlled the OXIS board through February 28, 2005, the financial statements of OXIS have been consolidated for January and February 2005 and equity accounting has been applied for the month of March 2005. All intercompany balances and transactions have been eliminated in consolidation.

                The outside interest on the balance sheet as of December 31, 2004 includes the approximately 66% of OXIS that is not owned by the Company. The outside interest also includes a portion of the carrying value of technology for developed patents, net attributable to the reduction in the Company’s ownership in OXIS from approximately 52% to approximately 34% as of December 31, 2004.

(2) Investment in OXIS International, Inc.

                The Company’s investment in OXIS at March 31, 2005 is determined under the equity method of accounting. In moving from the full consolidation of OXIS at December 31, 2004 to the equity method at March 31, 2005 the Company determined that a correction was required in the calculation of the gain on subsidiary stock under SEC Staff Accounting Bulletin No. 51. The gain resulted from the issuance of shares by OXIS at December 31, 2004 in connection with a private placement financing. The correction has been effected by a $398,000 reduction in the carrying value of the investment in OXIS at March 31, 2005 with a corresponding reduction in the loss on issuance of subsidiary stock for the period then ended.

                The correction has been reflected in the quarter ended March 31, 2005 in accordance with the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” as it is not material to either the 2004 results of operations, the estimated full year 2005 results of operations or to the trend of operations.

                The Company owns approximately 14 million common shares of OXIS International Inc. with a carrying value at March 31, 2005 of $6,247,000. Oxis is traded on the bulletin board (OXIS.OB) with relatively little trading volume. At March 31, 2005, the market value of these shares was $0.35 per share ($4.9 million).

 (3) Acquisition of OXIS International, Inc.

                On January 15, 2004, the Company entered into agreements to acquire approximately 52% of the outstanding voting stock of OXIS. OXIS is a biopharmaceutical company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress. Under the terms of separate agreements entered into with several holders of OXIS common stock, the Company acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for the issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock, which the Company registered in May 2004. Marvin S. Hausman, MD, the Company’s Chairman and former Chief Executive Officer, owns 1,162,532 shares of OXIS common stock, representing at the time of the acquisition approximately 4% of OXIS’ voting stock. Those shares of OXIS’s common stock were not acquired.

                The aggregate purchase price was $8,246,000, which includes the fair value of the Company’s common shares that were issued as consideration and transaction costs.

The allocation of the cost of the acquisition is a follows:

Current assets	$1,492,000
Equipment	41,000
Technology and developed products	7,622,000
Patents and other assets	765,000
Current liabilities	(1,039,000)
Minority interest	(635,000)
Deferred tax liability (1)	(3,011,000)
Deferred tax liability (2)	3,011,000

$8,246,000

(1)	Represents the tax effect of the excess of the financial statement basis over the tax basis for acquired technology for developed products.

(2)	Represents the tax benefit of OXIS net operating loss carryfoward and deductible temporary differences recognized as an offset against the deferred tax liability attributable to the acquired technology for developed products.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of the quarter ended March 31, 2004.

Three months ended March 31, 2004

Total revenues	$567,000
Net loss including minority interest in subsidiary	(6,362,000)
Net loss	(6,067,000)
Basic and diluted net loss per common share	(0.13)

(4)   Stock-based Compensation

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended March 31,

	2005	2004

Reported net loss attributable to common stockholders	$(10,433,000)	$(5,991,000)

Stock-based employee compensation included in net loss	32,000	145,000

Stock-based employee compensation determined under the fair value based method	(273,000)	(791,000)

Pro forma net loss	$(10,674,000)	$(6,637,000)

Loss per common share attributable to common stockholders (basic and diluted):
As reported	$(0.19)	$(0.13)

Pro forma	$(0.20)	$(0.15)

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

The following table presents information about the Company’s two operating segments:

	Axonyx Inc.	Oxis Int’l Inc.	Total

Quarter ended March 31, 2005
Revenue including minority interest		$403,000	$403,000
Segment loss	$(10,233,000)	$(200,000)	$(10,433,000)

Quarter ended March 31, 2004
Revenue including minority interest		$478,000	$478,000
Segment loss	$(5,704,000)	(287,000)	$(5,991,000)

Segment assets at December 31, 2004	$85,991,000	$15,403,000	$101,394,000

(6)  Related Party Transaction

               In June 2004, Axonyx Inc., which then had a controlling interest in OXIS International, Inc., loaned OXIS $1.2 million, which was eliminated in consolidation as of December 31, 2004. Pursuant to its terms, OXIS repaid the loan with accrued interest in January 2005.

(7)  Developments with SERONO International SA

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

            In July 2004, we signed a non-binding Memorandum of Understanding (MOU) for the research and joint development of therapeutic compounds including the Amyloid Inhibitory and Prion Inhibitory Peptides, and diagnostic technologies in the field of protein mis-folding disorders such as Parkinson’s Disease, Down’s Syndrome, Diabetic disorders, Lou Gehrig’s Disease, Alzheimer’s Disease,

Transmissible Spongioform Encephalopathies (TSE’s), i.e. Mad Cow Disease (BSE), and Creutzfeldt Jakob Disease new variant (CJDnv).

            Since the signing of the MOU, the parties have been negotiating the terms of definitive agreements. As part of its business strategy going forward, Axonyx has now elected not to proceed with the proposed joint venture and as it is the Company’s current understanding that Serono will not be pursuing development of the licensed technologies, Axonyx will endeavor to seek a return to Axonyx of all patent rights and related know how that was licensed to Serono.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                This Form 10-Q contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements involve potential risks and uncertainties; therefore, actual results may differ materially. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                Specifically, with respect to our drug candidate Phenserine, Axonyx cannot assure that the Phase IIb and/or the other ongoing Phase III clinical trials, amendments thereto or others, if any, with Phenserine will prove successful, that the safety and efficacy profile of Phenserine exhibited in the previous small Phase II and Phase III trials will remain the same, be better or worse in future clinical trials, if any, that the pre-clinical results related to the regulation of beta-APP will be substantiated by the Phenserine Phase IIb clinical trial and that Phenserine will be able to slow the progression of Alzheimer’s disease, that the Phase IIb clinical trial data will differentiate Phenserine from the currently marketed drugs, that any efficacy and safety results of the Phase III trial program if pursued, will prove pivotal, that Axonyx will obtain the necessary financing to complete the Phenserine development program, that the Company’s development work on Phenserine will support an NDA filing, that the results of the Phase III trials will allow Phenserine to be approved by the FDA, that the FDA will grant marketing approval for Phenserine, that if Phenserine is approved by the FDA, it will prove competitive in the market, and that Axonyx will obtain licensing or corporate partnership agreements that will enable acceleration of the development of and optimize marketing opportunities for, Phenserine, or that Axonyx will be able to advance any of its other potential memory enhancing compounds toward IND status. Axonyx undertakes no obligation to publicly release the result of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                We refer you to our report on form 10-K for the year ended December 31, 2004 filed with the SEC, where these risks and others are more fully described.

                We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

                We are a biopharmaceutical company, specializing in central nervous system (CNS) neurodegenerative diseases, engaged in the business of acquiring the patent rights to clinical stage compounds, compounds with strong proof of concept data and compounds ready for proof of concept validation with convincing scientific rationale. We further develop and add value to these compounds and then seek to out-license or partner them when we believe it business prudent. We have acquired worldwide exclusive patent rights to three main classes of therapeutic compounds designed for the treatment of Alzheimer’s disease (AD), Mild Cognitive Impairment, and related diseases. We have acquired patent rights to a class of potential therapeutic compounds designed for the treatment of prion related diseases, which are degenerative diseases of the brain that are thought to be caused by an infectious form of a protein called a prion. Prions, unlike viruses, bacteria and fungi, have no DNA and consist only of protein. Such diseases include Creutzfeldt Jakob Disease, new variant in humans, Bovine Spongiform Encephalopathy (BSE or Mad Cow Disease) in cows, and Scrapies disease in sheep. We have licensed these patent rights separately from New York University and from the National Institutes of Health/National Institute on Aging (via a sublicense). We also have co-inventorship rights to a patent application regarding a therapeutic compound named Posiphen designed for the treatment of Alzheimer’s disease progression.

                Our mission continues to be the leading biopharmaceutical company that develops products and technologies to treat AD and other central nervous system disorders. Our current business strategy is to concentrate our financial resources primarily on three compounds in development for Alzheimer’s disease. These are:

•	Phenserine – A symptomatic and disease progression treatment of mild to moderate AD.

•	Posiphen™ – A disease progression treatment for AD

•	BisNorCymcerine (BNC) – A symptomatic treatment of severe AD.

                Phenserine is an inhibitor of acetylcholinesterase, and is our lead drug candidate for the treatment of AD. Acetylcholinesterase is an enzyme in the synapse that degrades the neurotransmitter acetylcholine in the brain and other tissues of the body. Acetylcholinesterase inhibitors are drugs designed to selectively inhibit acetylcholinesterase. Acetylcholine is a chemical substance that sends signals between nerve cells, called neurotransmission, and is therefore called a neurotransmitter. Neurotransmitters are secreted by neurons, or nerve cells, into the space between neurons called the synapse. Acetylcholine is a primary neurotransmitter in the brain, and is associated with memory and cognition.

                Posiphen is a compound that appears to decrease the formation of the beta-amyloid precursor protein (beta-APP) with potential applications in the treatment of AD. Posiphen is the positive isomer of Phenserine. As such, it appears to affect the messenger RNA of beta-APP as well as inhibit beta secretase whereby beta amyloid levels, in preclinical animal models, are reduced.

                BisNorCymcerine is one of our butyrylcholinesterase inhibitors. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD. Butyrylcholinesterase is an enzyme that is normally found widely in the body and butyrylcholine appears to play a relatively increasingly important role in advancing AD. Therefore inhibition of the enzyme may prove valuable in the treatment of severe AD.

                The Company’s lead drug, Phenserine, is a third generation acetylcholinesterase inhibitor, which has progressed to late stage clinical trials. The results of the 1st Phase III trial were announced on February 7, 2005 and the interim results from the Phase IIb trial were announced on March 11, 2005.

                Overall, the results from each trial did not show statistically significant improvements over placebo for the protocol’s primary endpoints following 26 weeks of treatment. We have evaluated the results, and following recommendations from our Scientific Advisory Board and Safety Steering Committee, and we have modified the planned Phenserine clinical program going forward. The Phenserine results to date demonstrate a consistent positive trend on all primary and secondary domains in the symptomatic management of Alzheimer’s disease. However, there was no statistically significant efficacy in cognition, global function and activities of daily living, that may in part have been caused by the fact that there was minimal decline over the 26 weeks in the placebo group. Our conclusion from analyzing the data is that we need to investigate the reformulation of Phenserine to a sustained or extended release formulation rather than the immediate release formulation used in the recently completed trials. The reformulation should reduce the pharmacokinetic peak experienced with the immediate release formulation and enable more drug to work longer over the dosing interval in the patients. Therefore, we have halted additional patient recruitment to our second and third Phase III clinical trials that were commenced in June 2004 and September 2004 respectively. Those patients already enrolled in the trial will receive 12 weeks of treatment.

                The interim statistical analysis of the results from our Phase IIb beta amyloid trial, while not meant to show significance, showed a consistent trend towards beta amyloid reduction with the 15mg doses. Therefore we plan to continue enrollment in this trial with a target of 150 patients. Results may be available in early 2006.

                Posiphen has been shown to lower beta-amyloid precursor protein (beta-APP) levels in pre-clinical studies. The primary mechanism of action results in a dose dependent reduction of beta amyloid, which may result in slowing AD progression. The initial pre-clinical side effect rates potentially allow for higher clinical doses. Posiphen is currently in full pre IND development and we plan an IND submission in second quarter 2005 followed by the initiation of Phase I clinical studies in third quarter 2005.

                BisNorCymcerine (BNC) is a highly selective butyrylcholinesterase inhibiter. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD. Butyrylcholinesterase appears to have an increasing role with advancing Alzheimer’s disease and its primary mechanism of action results in a dose dependent reduction of Acetylcholine. The initial pre-clinical side effect rate potentially allows higher clinical doses. A secondary mechanism of action is associated with dose dependent reductions of beta APP and amyloid beta. BNC, the lead compound from our butyrylcholinesterase family is currently in full pre-IND development and we plan an IND submission in fourth quarter 2005 followed by the initiation of Phase I clinical studies in first quarter 2006.

                We out-source all of our pre-clinical and clinical research and development, utilizing contract research organizations, or CROs, and sponsored research arrangements. We have contracted with several CROs to undertake the pre-clinical and clinical development of Phenserine.

        In December 2000, The Company incorporated Axonyx Europe BV, a wholly owned subsidiary, in the Netherlands. Gosse Bruinsma, M.D., currently the President and Chief Executive Officer of Axonyx Inc., is also the President of Axonyx Europe BV. The majority of our clinical development activities and a significant amount of our pre-clinical development activities are carried out in Europe. The Axonyx Europe BV office manages, directs, and controls these activities. Axonyx Europe BV explores and pursues in-licensing and out-licensing opportunities for The Company’s licensed technologies and facilitates communication with the Company’s European shareholders and Serono.

        We have incurred negative cash flows from operations since the inception of the Company in 1997. Our net losses for the three fiscal years ended 2002, 2003 and 2004 were $6,256,000, $8,106,000 and $28,780,000 respectively, and our net loss for the quarter ended March 31, 2005 was $10,433,000. Except for OXIS, we have no products available for sale and we do not expect to have any products commercially available for several years, if at all.

Axonyx Inc. was incorporated in Nevada on July 29, 1997. Our principal executive offices are located at 500 Seventh Avenue, 10th Floor, New York, New York 10018, and our telephone number is (212) 645-7704.

RESULTS OF OPERATIONS

Revenues

                The Company had revenue of $403,000 and $478,000 for the three months ended March 31, 2005 and 2004 respectively. Revenue in 2005 and 2004 was derived from the sale of research assays and fine chemicals at OXIS.

Costs of Sales

                The Company’s costs of sales were entirely related to its subsidiary, OXIS. The percentage of cost of sales for the quarters ended March 31, 2005 and 2004 were 52% and 56% respectively.

Research and Development

                Research and development expenses were $9,322,000 and $4,053,000 for the quarters ended March 31, 2005 and 2004, respectively. In the first quarter 2004, the Company was conducting both a Phase IIb and Phase III trial for Phenserine, its lead drug compound. In the first quarter 2005, two additional Phase III trials were underway, as well as continuing costs associated with the earlier two trials. This accounts for the majority of the increase in research and development expenses. Additionally, preclinical studies in carcinogenicity and Absorption, Distribution, Metabolism and Excretion (ADME) increased by $386,000 from the same three month period in 2004. Posiphen preclinical costs increased by $476,000 over the prior year period as the Company advances Posiphen preclinical testing.

Sales, General and Administrative

                Sales, general and administrative expenses were $1,663,000 and $2,371,000 for the quarters ended March 31, 2005 and 2004, respectively. Non-cash charges relating to stock option grants to consultants were $1,115,000 lower in the quarter ended March 31, 2005 than the quarter ended March 31, 2004. Professional fees were $987,000 compared to $291,000 in the three months ended March 31, 2005 and 2004, respectively. The increase in professional fees is primarily attributed to utilization of additional outside council, patent filing costs, legal costs related to class action securities litigation, Sarbanes Oxley compliance and board member fees. $415,000 of sales, general and administrative expenses relate to OXIS.

Other Income (Expense)

                Interest income was $572,000 and $185,000 for the quarters ending March 31, 2005 and 2004, respectively. The increase reflects the higher cash and cash equivalent balances held in 2005 resulting from the private placements completed in 2004 and a rise in short term yields.

                Foreign exchange for the three months ended March 31, 2005 was a loss of $25,000 compared to a foreign exchange loss of $71,000 for the three months ended March 31, 2004. The reduced loss reflects a more stable exchange rate between the US dollar and the Euro in the first quarter of 2005.

                Loss on issuance of subsidiary stock was $331,000 net for the three months ended March 31, 2005. This net loss on issuance of subsidiary stock results from common stock equity transactions in OXIS and the adjustment discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

                Equity in loss of OXIS of $19,000 reflects the Company’s proportional share of OXIS losses for March 2005 under the equity method of accounting.

                Interest expense reflects the cost of borrowing incurred by OXIS in obtaining temporary short term financing.

Net Loss

                The Company experienced net losses of $10,433,000 ($0.19 per share-basic and diluted) and $5,991,000 ($0.13 per share-basic and diluted) for the quarters ended March 31, 2005 and 2004, respectively. The increase in the net loss is primarily due to the expense of the ongoing Phase IIB and Phase III clinical trials for Phenserine, initiation of the 2nd Phase III clinical trial, an increase in the non-cash stock and option charges and our share of the net loss of OXIS.

LIQUIDITY AND CAPITAL RESOURCES

                As of March 31, 2005 we had $75,941,000 in cash and cash equivalents, and $69,979,000 in working capital. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

                Net cash used in operating activities for the three months ended March 31, 2005 was $11,998,000 resulting primarily from a net loss of $10,433,000, a decrease in accounts payable of $2,204,000 and an increase in accrued expenses of $908,000.

                Net cash used from investing activities was $4,955,000 for the three months ended March 31, 2005. The reduction in cash due to the deconsolidation of OXIS of $4,907,000 and additions to patents of $48,000 account for the change.

                Net cash from financing activities for the three months ended March 31, 2005 was $2,303,000. In January 2005 OXIS received $2,250,000 of stock subscriptions receivable from a December 31, 2004 private placement.

 We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	future private placement financing or other equity financings.

                We believe that we have sufficient capital resources to finance our plan of operation at least through June 30, 2006. However, as this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual contract costs of undertaking the Phenserine Phase III clinical trials, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, and defending our current class action securities litigation, among others.

                We may be periodically seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us in order to support our research and development activities. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 30, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Critical Accounting Policies and Estimates

                This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note B to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies are:

Principles of consolidation: The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in The Netherlands. The financial statements also include the accounts of OXIS from the acquisition date of January 15, 2004 when the company acquired approximately 52% of the common voting stock of OXIS. The Company’s ownership in OXIS was reduced to 34% on December 31, 2004 as the result of a third party financing by OXIS. Although the Company has less than a majority ownership at December 31, 2004, the accounts of OXIS are consolidated as the Company then controlled the board of directors of OXIS. Effective March 1, 2005 the Company no longer controls the OXIS board. Thus the financial statements of OXIS have been consolidated for January and February 2005 and equity accounting has been applied for the month of March 2005. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounting for Investment in OXIS:  The Company accounts for its investment in OXIS under the equity method of accounting, as prescribed by Accounting Principals Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. Pursuant to APB No. 18 a loss in value of an investment which is other than a temporary decline should be recognized the same as a loss in value of other long-term assets.

Accounting for stock sales by subsidiary: The Company accounts for stock sales by a subsidiary (OXIS) in accordance with SEC Staff Accounting Bulletin No. 51. Sales of shares by OXIS result in a change in the carrying value of the investment in OXIS.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

                We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands. We had a net foreign exchange loss of $25,000 for the three months ended March 31, 2005 and a loss of $71,000 for the three months ended March 31, 2004. If the foreign currency rates were to fluctuate by 10% from rates at March 31, 2005 and 2004, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are being conducted in Europe.

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

Item 4.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

PART II            OTHER INFORMATION

Item 1.               Legal Proceedings.

                Axonyx, Dr. M. Hausman, Dr. G. Bruinsma and Mr. S. Colin Neill have been named as defendants in nine purported shareholder class action lawsuits filed in February 2005 alleging violations of federal securities laws. Eight of those lawsuits are pending in the U.S. District Court for the Southern District of New York and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the prospects of a trial regarding the effectiveness of Phenserine in treating mild to moderate Alzheimer’s disease, which had the effect of, among other things, artificially inflating the price of our shares. The complaints seek unspecified damages. In addition to the federal securities cases, a purported shareholder derivative lawsuit was filed in New York State Supreme Court in March 2005 against Marvin S. Hausman, Gosse B. Bruinsma, S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Gerard J. Vlak, Ralph Snyderman, Michael A. Griffith and Axonyx (as a nominal defendant). The plaintiff in the derivative action alleges, among other things, that the defendants named in that case breached their fiduciary duties, wasted corporate assets and were unjustly enriched. The allegations in the derivative action arise from the same and related purported facts as those alleged in the federal securities actions. We believe the complaints are without merit and intend to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Axonyx, our reputation, operations and share price could be adversely affected

Item 6.             Exhibits.

Number	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
16

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 10, 2005.

AXONYX INC.

By: /s/ Gosse B. Bruinsma, M.D.

Gosse B. Bruinsma, M.D. President and Chief Executive Officer

By: /s/ S. Colin Neill

S. Colin Neill Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
17