Form 10-Q
period 2005-06-30
AXONYX INC
filed 2005-08-08
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25571

AXONYX INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0883978
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer Id. No.)

500 Seventh Avenue, 10th Floor,
New York, New York  10018
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

As of August 4, 2005, there were 53,665,518 shares of the registrant’s $.001 par value Common Stock outstanding.

AXONYX INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXONYX INC.
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

ASSETS	(unaudited)

Current Assets:
Cash and cash equivalents	$70,305,000	$90,591,000
Accounts receivable		229,000
Stock subscriptions receivable		2,250,000
Inventories		246,000
Other current assets	262,000	141,000

Total current assets	70,567,000	93,457,000

Property, plant and equipment, net	51,000	116,000

Investment in Oxis	6,023,000
Technology for developed products, net		6,807,000
Patents and patents pending, net		995,000
Security deposit	18,000	19,000

	$76,659,000	$101,394,000

LIABILITIES
Current liabilities:
Accounts payable	$7,728,000	$6,365,000
Accrued expenses	706,000	2,386,000
Note payable		160,000

Total liabilities	8,434,000	8,911,000

Outside interest in Oxis		5,945,000

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 150,000,000 and 75,000,000 shares authorized in 2005 and 2004 respectively; 53,665,518 and 53,645,518
shares issued and outstanding in 2004 and 2003 respectively	54,000	54,000
Additional paid-in capital	149,371,000	149,150,000
Unearned compensation - stock options	(80,000)	(144,000)
Accumulated comprehensive loss		(14,000)
Accumulated deficit	(81,120,000)	(62,508,000)

Total stockholders' equity	68,225,000	86,538,000

Total liabilities and stockholders' equity	$76,659,000	$101,394,000

See notes to the condensed consolidated financial statements

AXONYX INC.

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,			Six months ended June 30,
	2005		2004	2005	2004
Product sales	$		$433,000	$403,000	$911,000

Cost of product sales			238,000	210,000	504,000

			195,000	193,000	407,000

Costs and expenses:
Research and development		7,351,000	5,782,000	16,673,000	9,834,000
General and administrative		1,213,000	2,127,000	2,876,000	4,498,000

		8,564,000	7,909,000	19,549,000	14,332,000

Loss from operations		(8,564,000)	(7,714,000)	(19,356,000)	(13,925,000)

Other income (expense)
Interest income		558,000	241,000	1,130,000	426,000
Interest expense			(13,000)	(2,000)	(25,000)
Gain (loss) on issuance of subsidiary stock		11,000	55,000	(320,000)	55,000
Equity in loss of Oxis		(128,000)		(147,000)
Financing fees			(164,000)		(300,000)
Foreign exchange		(56,000)	34,000	(81,000)	(37,000)

Total other income (expense)		385,000	153,000	580,000	119,000

Net loss before minority interest in subsidiary		(8,179,000)	(7,561,000)	(18,776,000)	(13,806,000)

Minority interest in loss of subsidiary			429,000	164,000	683,000

Net loss		(8,179,000)	(7,132,000)	(18,612,000)	(13,123,000)

Foreign currency translation adjustment			(34,000)		(34,000)

Comprehensive loss		$(8,179,000)	$(7,166,000)	$(18,612,000)	$(13,157,000)

Net loss per common share		$(0.15)	$(0.14)	$(0.35)	$(0.28)

Weighted average shares
basic and diluted		53,665,518	50,056,812	53,661,319	47,586,535

See notes to the condensed consolidated financial statements

AXONYX INC. (without Oxis)

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity

	Number of Shares	Amount
Balance - December 31, 2004	53,645,518	$54,000	$149,150,000	$(144,000)	$(62,508,000)		$(14,000)	$86,538,000

Issuance of common stock options and warrants for consulting services			181,000					181,000

Issuance of common stock options			20,000					20,000

Exercise of common stock warrants and options	20,000	—	20,000					20,000

Amortization				64,000				64,000

Reduction from change from consoldiation of Oxis to equity method							14,000	14,000

Net loss					(18,612,000)			(18,612,000)

Balance - June 30, 2005	53,665,518	$54,000	$149,371,000	$(80,000)	$(81,120,000)	$		$68,225,000

See notes to the condensed consolidated financial statements

AXONYX INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net Loss	$(18,612,000)	$(13,123,000)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	293,000	443,000
Amortization of deferred financing costs		300,000
Compensation related to common stock issued for services		47,000
Compensation related to options and warrants issued for services	265,000	1,411,000
Minority interest in net loss of Oxis	(164,000)	(683,000)
Loss (gain) on issuance of subsidiary stock	320,000	(55,000)
Equity in loss of Oxis	147,000
Changes in:
Accounts receivable	(105,000)	69,000
Inventories	(1,000)	(23,000)
Other current assets	(229,000)	(128,000)
Other assets		25,000
Security deposits	1,000
Accounts payable	1,682,000	1,546,000
Accrued expenses	(886,000)	456,000
Accrued stock based compensation	(344,000)	(80,000)

Net cash used in operating activities	(17,633,000)	(9,795,000)

Cash flows from investing activities:
Cash acquired in connection with Oxis acquisition		714,000
Purchase of equipment	(1,000)	(31,000)
Additions to patents	(48,000)	(150,000)
Reduction in cash due to deconsolidation of Oxis	(4,907,000)
Costs related to Oxis acquisition		(52,000)

Net cash (used in) provided by investing activities	(4,956,000)	481,000

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	20,000	64,758,000
Net proceeds from exercise of common stock options and warrants		9,067,000
Collection of stock subscription receivable - Oxis	2,250,000
Net proceeds from exercise of common stock options in Oxis	33,000	50,000

Net cash provided by financing activities	2,303,000	73,875,000

Net (decrease) increase in cash and cash equivalents	(20,286,000)	64,561,000
Cash and cash equivalents at beginning of period	90,591,000	28,780,000

Cash and cash equivalents at end of period	$70,305,000	$93,341,000

Supplemental cash flow disclosures
Interest paid	$2,000

Supplemental disclosure of non-cash financing activity:
Common stock issued in connection with acquisition		$8,194,000
Unearned compensation recorded for common stock options issued		$387,000
Minority interest in subsidiary equity transactions	$22,000

See notes to the condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(1) Financial Statement Presentation

          The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position at June 30, 2005, and the results of operations and cash flows for the quarterly and six month periods presented. Certain information and footnote disclosure normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2004, included in the Company’s Form 10-K filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

          Principles of consolidation:

          The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in The Netherlands. The financial statements also include the accounts of OXIS International Inc. (OXIS) from the acquisition date of January 15, 2004 when the Company acquired approximately 52% of the common voting stock of OXIS through February 28, 2005. The Company’s ownership in OXIS was reduced to 34% on December 31, 2004 as the result of a third party financing by OXIS, however, the accounts of OXIS continued to be consolidated as the Company controlled the board of directors through a majority of the OXIS board seats. On February 28, 2005 OXIS announced that Mr. Steven T. Guillen had joined OXIS as President and Chief Executive Officer and as a member of the OXIS Board of Directors. Consequently the Company no longer had a majority of the seats on the OXIS Board, and, beginning March 1, 2005, OXIS is no longer consolidated but rather accounted for using the equity method.

          The outside interest on the balance sheet as of December 31, 2004 includes the approximately 66% of OXIS that is not owned by the Company. The outside interest also includes a portion of the carrying value of technology for developed products, net attributable to the reduction in the Company’s ownership in OXIS from approximately 52% to approximately 34% as of December 31, 2004.

(2) Investment in OXIS International, Inc.

          The Company’s investment in OXIS at June 30, 2005 is determined under the equity method of accounting. In moving from the full consolidation of OXIS at December 31, 2004 to the equity method beginning in March 2005 the Company determined that a correction was required in the calculation of the gain on subsidiary stock under SEC Staff Accounting Bulletin No. 51. The gain resulted from the issuance of shares by OXIS at December 31, 2004 in connection with a private placement financing. The correction has been effected by a $398,000 reduction in the carrying value of the investment in OXIS in March 2005 with a corresponding reduction in the loss on issuance of subsidiary stock for the period then ended.

          The correction has been reflected in the quarter ended March 31, 2005 and the results for the six months ended June 30, 2005 in accordance with the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” as it is not material to either the 2004 results of operations, the estimated full year 2005 results of operations or to the trend of operations.

          The Company owns approximately 14 million common shares of OXIS International Inc. with a carrying value at June 30, 2005 of $6,023,000. Oxis is traded on the bulletin board (OXIS.OB) with relatively little trading volume. At June 30, 2005, the market value of these shares was $0.32 per share ($4.5 million).

(3) Acquisition of OXIS International, Inc.

          On January 15, 2004, the Company entered into agreements to acquire approximately 52% of the outstanding voting stock of OXIS. OXIS is a biopharmaceutical company engaged in the development of research diagnostics, nutraceuticals and therapeutics in the field of oxidative stress. Under the terms of separate agreements entered into with several holders of OXIS common stock, the Company acquired an aggregate of approximately 14 million shares of OXIS stock, in consideration for the issuance of an aggregate of approximately 1.6 million shares of our unregistered common stock, which the Company registered in May 2004. Marvin S. Hausman, MD, the Company’s Chairman and former Chief Executive Officer, owned 1,162,532 shares of OXIS common stock, representing at the time of the acquisition approximately 4% of OXIS’ voting stock. Those shares of OXIS’s common stock were not acquired.

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

The following proforma information gives effect to the acquisition as if it had occurred on the first day of the quarter and six months ended June 30, 2004.

	Three months ended June 30, 2004	Six months ended June 30, 2004

Total revenues	$433,000	$1,000,000
Net loss including minority interest in subsidiary	(7,561,000)	(13,922,000)
Net loss	(7,132,000)	(13,199,000)
Basic and diluted net loss per common share	(0.14)	(0.28)

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Reported net loss attributable to common stockholders	$(8,179,000)	$(7,132,000)	$(18,612,000)	$(13,123,000)

Stock-based employee compensation included in net loss	52,000	32,000	84,000	177,000

Stock-based employee compensation determined under the fair value based method	(735,000)	(452,000)	(1,310,000)	(1,243,000)

Pro forma net loss	$(8,862,000)	$(7,552,000)	$(19,838,000)	$(14,189,000)

Loss per common share attributable to common stockholders (basic and diluted):
As reported	$(0.15)	$(0.14)	$(0.35)	$(0.28)

Pro forma	$(0.17)	$(0.15)	$(0.37)	$(0.30)

The pro-forma stock-based employee compensation determined under the fair value based method for the periods included in the Company’s December 31, 2004 Annual 10-K and March 31, 2005 Quarterly Reports on Form 10-Q requires revision to adjust the pro forma charge for a mathematical error summarizing the fair value calculations for those reporting periods.  The changes to the stock-based employee compensation determined under the fair value based method are shown below.

	As Previously Reported	As Restated

Year ended December 31, 2004
Stock-based employee compensation determined under the fair value based method	$(2,000,000)	$(3,207,000)
Pro forma net loss	(30,537,000)	(31,744,000)
Pro forma loss per common share (basic and diluted)	(0.61)	(0.64)
Increase in pro forma loss per common share		0.03

Three months ended March 31, 2005
Stock-based employee compensation determined under the fair value based method	(273,000)	(575,000)
Pro forma net loss	(10,674,000)	(10,976,000)
Pro forma loss per common share (basic and diluted)	(0.20)	(0.20)
No change in pro forma loss per common share		0.00

(5) Operating Segments

          The Company is organized into two reportable segments: Axonyx and OXIS. While OXIS has historically been organized into two reportable segments (health products and therapeutic development), Oxis currently manages its operations in one segment in order to better monitor and manage its basic business: the development of research diagnostics, nutraceutical and therapeutic products. Beginning March 1, 2005, the Oxis segment reflects the Company’s share of Oxis losses under the equity method.

          The following table presents information about the Company’s two operating segments:

	Axonyx Inc.	Oxis Int’l Inc.	Total

Quarter ended June 30, 2005
Segment Loss	$(8,050,000)	$(129,000)	$(8,179,000)

Quarter ended June 30, 2004
Revenue including minority interest		433,000	433,000
Segment Loss	$(6,402,000)	$(730,000)	$(7,132,000)

Six months ended June 30, 2005
Revenue including minority interest		$403,000	$403,000
Segment loss	$(18,286,000)	(326,000)	$(18,612,000)

Six months ended June 30, 2004
Revenue including minority interest		$911,000	$911,000
Segment Loss	$(12,105,000)	$(1,018,000)	$(13,123,000)
Segment assets including minority interest at June 30, 2004	$99,581,000	$2,758,000	$102,339,000

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

          Since the signing of the MOU, the parties had been negotiating the terms of definitive agreements. As part of its business strategy going forward, Axonyx has now elected not to proceed with the proposed joint venture and as it is the Company’s current understanding that Serono will not be pursuing development of the licensed technologies, Axonyx is in discussions to seek a return to Axonyx of all patent rights and related know how that was licensed to Serono.

(8) Shareholder Rights Plan

          The Company adopted a shareholder rights plan on May 16, 2005. The shareholder rights plan is designed to protect shareholders in realizing fair value and equal treatment in the event of an attempted takeover of the Corporation and to protect the Corporation and its shareholders against coercive takeover tactics. The plan was not adopted as a result of any existing or proposed potential takeover threat.

          Under the terms of the plan, Axonyx distributed one purchase right for each share of common stock outstanding to shareholders at the close of business on May 27, 2005. Axonyx will not issue a separate certificate for the rights unless and until they become exercisable.

          Each right entitles the holder to purchase from the Corporation one one-thousandth of a share of a new series of participating preferred stock at an initial purchase price of $15. The rights will become exercisable and will detach from the common stock for a specified period after any person or group, without the approval of the Corporation’s board of directors, has become the beneficial owner of, or commences a tender offer or exchange offer for, 15% or more of the then outstanding shares of Axonyx common stock (subject to certain exceptions).

(9) Subsequent Events

          The Company announced a second interim analysis of the Phase IIb trial on July 26, 2005 with respect to its lead drug, Phenserine. Overall, the results from each trial to date did not show statistically significant improvements over placebo for the protocol’s primary endpoints following 26 weeks of treatment. While the second interim analysis appeared to again to confirm that Phenserine may have an impact on the levels of beta amyloid, there is still insufficient evidence due to the variability of the data to draw definitive conclusions. Further detailed analysis as well as additional laboratory bio assay activities are being undertaken by the Company, its scientific advisors and bio-statisticians to investigate the variability of the data.

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

          Specifically, with respect to our drug candidate Phenserine, Axonyx cannot assure that the Phase IIb and/or the other ongoing Phase III clinical trials, amendments thereto or others, if any, with Phenserine will prove successful, that the safety and efficacy profile of Phenserine exhibited in the previous small Phase II and Phase III trials will remain the same, be better or worse in future clinical trials, if any, that the pre-clinical results related to the regulation of beta-APP will be substantiated by the Phenserine Phase IIb clinical trial and that Phenserine will be able to slow the progression of Alzheimer’s disease, that the Phase IIb clinical trial data will differentiate Phenserine from the currently marketed drugs, that any efficacy and safety results of the Phase III trial program if pursued, will prove pivotal, that Axonyx will obtain the necessary financing to complete the Phenserine and/or other development programs, that the Company’s development work on Phenserine will support an NDA filing, that the results of the Phase III trials will allow Phenserine to be approved by the FDA, that the FDA will grant marketing approval for Phenserine, that if Phenserine is approved by the FDA, it will prove competitive in the market, and that Axonyx will obtain licensing or corporate partnership agreements that will enable acceleration of the development of and optimize marketing opportunities for, Phenserine, or that Axonyx will be able to advance Posiphen, BisNorCymcerine and any of its other potential memory enhancing compounds toward and beyond IND status. Axonyx undertakes no obligation to publicly release the result of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

          Posiphen is a compound that appears to decrease the formation of the beta amyloid precursor protein (beta-APP) with potential applications in the treatment of AD. Posiphen is the positive isomer of Phenserine. As such, it appears to affect the messenger RNA of beta-APP as well as inhibit beta secretase whereby beta amyloid levels, in preclinical animal models, are reduced.

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

          The Company’s lead drug, Phenserine, is a third generation acetylcholinesterase inhibitor, which has progressed to late stage clinical trials. The results of the 1st Phase III trial were announced on February 7, 2005 and the interim results from the Phase IIb beta amyloid trial were announced on March 11, 2005. The Company announced a second interim analysis of the Phase IIb trial on July 26, 2005.

          Overall, the results from each trial did not show statistically significant improvements over placebo for the protocol’s primary endpoints following 26 weeks of treatment. We have evaluated the results, and following recommendations from our Scientific Advisory Board and Safety Steering Committee, we have modified the planned Phenserine clinical program going forward. The Phenserine results to date demonstrate a consistent positive trend on all primary and secondary domains in the symptomatic management of Alzheimer’s disease. However, there was no statistically significant efficacy in cognition, global function and activities of daily living, that may in part have been caused by the fact that there was minimal decline over the 26 weeks in the placebo group. Our conclusion from analyzing the data is that we need to investigate the reformulation of Phenserine to a sustained or extended release formulation rather than the immediate release formulation used in the recently completed trials. The reformulation should reduce the pharmacokinetic peak experienced with the immediate release formulation and enable more drug to work longer over the dosing interval in the patients. Therefore, we have halted additional patient recruitment to our second and third Phase III clinical trials that were commenced in June 2004 and September 2004 respectively. Those patients already enrolled in the trial will receive 12 weeks of treatment.

          The March 11, 2005 interim statistical analysis of the results from our Phase IIb beta amyloid trial, while not meant to show significance, showed a consistent trend towards beta amyloid reduction with the 15mg doses. While the second interim analysis announced on July 26, 2005 appeared again to confirm that Phenserine may have an impact on the levels of beta amyloid, there is still insufficient evidence due to the variability of the data to draw definitive conclusions.  Further detailed analysis as well as additional laboratory bio assay activities are being undertaken by the Company, its scientific advisors and bio- statisticians to investigate the variability in the data.  Mean while, the enrollment in the phase IIb trial will continue at the 15mg dose level and placebo with a target of 150 patients.

          Posiphen has been shown to lower beta-amyloid precursor protein (beta-APP) levels in pre-clinical studies. The primary mechanism of action results in a dose dependent reduction of beta amyloid, which may result in slowing AD progression. The initial pre-clinical side effect rates potentially allow for higher clinical doses. On August 1, 2005 the Company announced that the US Food and Drug Administration (FDA) has approved its investigational new drug (IND) application allowing phase I clinical testing of Posiphen.  The first Phase I clinical study is expected to begin shortly and will primarily evaluate the safety of Posiphen in healthy volunteers.

          BisNorCymcerine (BNC) is a highly selective butyrylcholinesterase inhibiter. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD. Butyrylcholinesterase appears to have an increasing role with advancing Alzheimer’s disease and its primary mechanism of action results in a dose dependent reduction of Acetylcholine. The initial pre-clinical side effect rate potentially allows higher clinical doses. A secondary mechanism of action is associated with dose dependent reductions of beta APP and amyloid beta. BNC, the lead compound from our butyrylcholinesterase family, is currently in full pre-IND development and we plan an IND submission in fourth quarter 2005 followed by the initiation of Phase I clinical studies in first quarter 2006.

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

          In June 2005, the Company appointed Paul Feuerman as its General Counsel.  Mr. Feuerman is a founding member of Pharm Advisors LLC, a consulting firm serving pharmaceutical and biopharmaceutical companies. Formerly, he was Executive Vice President and General Counsel of Schein Pharmaceutical Inc., a New York Stock Exchange listed specialty pharma/generics company.

          We have incurred negative cash flows from operations since the inception of the Company in 1997.  Our net losses for the three fiscal years ended 2002, 2003 and 2004 were $6,256,000, $8,106,000 and $28,780,000 respectively, and our net loss for the six months ended June 30, 2005 was $18,612,000.  We have no products available for sale and we do not expect to have any products commercially available for several years, if at all.

          Axonyx Inc. was incorporated in Nevada on July 29, 1997.  Our principal executive offices are located at 500 Seventh Avenue, 10th Floor, New York, New York 10018, and our telephone number is (212) 645-7704.

RESULTS OF OPERATIONS

Revenues

          The Company had no revenue for the quarter ended June 30, 2005 and $433,000 for the quarter ended June 30, 2004. The Company had revenue of $403,000 and $911,000 for the six months ended June 30, 2005 and 2004, respectively. Revenue in 2005 and 2004 was derived from the sale of research assays and fine chemicals at OXIS. The reduction in revenue for the quarter and six months ended June 30, 2005 from prior year levels results from the fact that OXIS operations are no longer being consolidated with our results effective March 1, 2005 as discussed in Note 1 to the condensed consolidated financial statements.

Costs of Sales

          The Company’s costs of sales were entirely related to its subsidiary, OXIS. The percentage of cost of sales for the quarter and six months ended June 30, 2005 were 55% and 52% respectively.

Research and Development

          Research and development expenses were $7,351,000 and $5,782,000 for the quarters ended June 30, 2005 and 2004, respectively.  Research and development expenses were $16,673,000 and $9,834,000 for the six months ended June 30, 2005 and 2004 respectively.  In 2004, the Company was conducting both a Phase IIb and Phase III trial for Phenserine, its lead drug compound.  In 2005, two additional Phase III trials were underway, as well as continuing costs associated with the earlier two trials.  This accounts for the majority of the increase in research and development expenses.  Additionally, preclinical studies in carcinogenicity and absorption, distribution, metabolism and excretion (ADME) increased by $195,000 from the same six month period in 2004. Posiphen preclinical costs increased by $1,024,000 over the prior six month period as the Company advances Posiphen preclinical testing.  The six month period also includes costs incurred with the Company’s third compound, Bisnorcymserine.

Sales, General and Administrative

          Sales, general and administrative expenses were $1,213,000 and $2,127,000 for the quarters ended June 30, 2005 and 2004, respectively.  Sales, general and administrative expenses were $2,876,000 and $4,498,000 for the six months ended June 30, 2005 and 2004, respectively. Non-cash charges relating to stock option grants to consultants were $1,399,000 lower in the six months ended June 30, 2005 than the six months ended June 30, 2004.   Professional fees were $1,585,000 compared to $601,000 in the six months ended June 30, 2005 and 2004, respectively.  The increase in professional fees is primarily attributed to utilization of additional outside counsel, patent filing costs, legal costs related to class action securities litigation, Sarbanes Oxley compliance and board member fees.   The reduction in sales, general and administrative expenses for the quarter and six months ended June 30, 2005 from prior year levels results from the fact that OXIS operations are no longer consolidated with our results effective March 1, 2005 as discussed in Note 1 to the condensed consolidated financial statements.

Other Income (Expense)

          Interest income was $558,000 and $241,000 for the quarters ending June 30, 2005 and 2004, respectively. Interest income was $1,130,000 and $426,000 for the six months ended June 30, 2005 and 2004, respectively. The increase reflects the higher cash and cash equivalent balances held in 2005 resulting from the private placements completed in 2004 and a rise in short term yields.

          Foreign exchange for the quarter ended June 30, 2005 was a loss of $56,000 compared to a foreign exchange gain of $34,000 for the quarter ended June 30, 2004.  Foreign exchange losses of $81,000 and $37,000 were incurred for the six months ended June 30, 2005 and 2004 respectively.  The loss in 2005 reflects the strength of the Euro against the US dollar in 2005.

          Loss on issuance of subsidiary stock was $320,000 net for the six months ended June 30, 2005. This net loss on issuance of subsidiary stock results from common stock equity transactions in OXIS and the adjustment discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

          Equity in loss of OXIS of $147,000 reflects the Company’s proportional share of OXIS losses from March 1, 2005 forward under the equity method of accounting.

          Interest expense reflects the cost of borrowing incurred by OXIS in obtaining temporary short term financing.

Net Loss

          The Company experienced net losses of $8,179,000 ($0.15 per share-basic and diluted) and $7,132,000 ($0.14 per share-basic and diluted) for the quarters ended June 30, 2005 and 2004, respectively. The Company experienced net losses of $18,612,000 ($0.35 per share-basic and diluted) and $13,123,000 ($0.28 per share-basic and diluted) for the six months ended June 30, 2005 and 2004 respectively. The increase in the net loss is primarily due to the expense of the ongoing Phase IIB and Phase III clinical trials for Phenserine, initiation of the 2nd Phase III clinical trial and an increase in the non-cash stock and option charges.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2005 we had $70,305,000 in cash and cash equivalents, and $62,133,000 in working capital. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

          Net cash used in operating activities for the six months ended June 30, 2005 was $17,633,000 resulting primarily from a net loss of $18,612,000 and an increase in accounts payable of $1,682,000 partially offset by a decrease in accrued expenses of $886,000.

          Net cash used in investing activities was $4,956,000 for the six months ended June 30, 2005 resulting principally from the deconsolidation of OXIS of $4,907,000.

          Net cash provided by financing activities for the six months ended June 30, 2005 was $2,303,000. In January 2005 OXIS received $2,250,000 of stock subscriptions receivable from a December 31, 2004 private placement.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	future private placement financing or other equity financings.

          We believe that we have sufficient capital resources to finance our plan of operation at least through September 30, 2006. However, as this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual contract costs of undertaking large later stage clinical trials with our three compounds under development, the potential cost of developing compounds that we may license in, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, and defending our current class action securities litigation, among others.

          We may be periodically seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us in order to support our research and development activities. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond September 30, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Principles of consolidation: The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in The Netherlands. The financial statements also include the accounts of OXIS from the acquisition date of January 15, 2004 when the company acquired approximately 52% of the common voting stock of OXIS. The Company’s ownership in OXIS was reduced to 34% on

December 31, 2004 as the result of a third party financing by OXIS. Although the Company has less than a majority ownership at December 31, 2004, the accounts of OXIS continued to be consolidated as the Company then controlled the board of directors of OXIS. Effective March 1, 2005 the Company no longer controls the OXIS board. Thus the financial statements of OXIS have been consolidated through February 28, 2005 and equity method accounting has been applied beginning March 1, 2005. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounting for Investment in OXIS: Beginning March 1, 2005, the Company accounts for its investment in OXIS under the equity method of accounting, as prescribed by Accounting Principals Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”.  Pursuant to APB No. 18 a loss in value of an investment which is other than a temporary decline should be recognized the same as a loss in value of other long-term assets.

Accounting for stock sales by subsidiary: The Company accounts for stock sales by a subsidiary (OXIS) in accordance with SEC Staff Accounting Bulletin No. 51. Sales of shares by OXIS result in a change in the carrying value of the investment in OXIS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in the Netherlands. We had a net foreign exchange loss of $81,000 for the six months ended June 30, 2005 and a loss of $37,000 for the six months ended June 30, 2004. If the foreign currency rates were to fluctuate by 10% from rates at June 30, 2005 and 2004, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are being conducted in Europe.

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

          Axonyx, Dr. M. Hausman, Dr. G. Bruinsma and Mr. S. Colin Neill have been named as defendants in nine purported shareholder class action lawsuits commencing in February 2005 alleging violations of federal securities laws, one of which has been voluntarily dismissed.  Eight of those lawsuits remain pending in the U.S. District Court for the Southern District of New York and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period regarding the prospects of a trial regarding the effectiveness of Phenserine in treating mild to moderate Alzheimer’s disease, which had the effect of, among other things, artificially inflating the price of our shares.  The complaints seek unspecified damages.  Axonyx and the other defendants have not yet filed their responses to these purported class actions.

          In addition to the federal securities cases, a purported shareholder derivative lawsuit was filed in New York State Supreme Court in March 2005 against Marvin S. Hausman, Gosse B. Bruinsma, S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Gerard J. Vlak, Ralph Snyderman, Michael A. Griffith and Axonyx (as a nominal defendant). The plaintiff in the derivative action alleges, among other things, that the defendants named in that case breached their fiduciary duties, wasted corporate assets and were unjustly enriched. The allegations in the derivative action arise from the same and related purported facts as those alleged in the federal securities actions. On July 29, 2005, we and the other named defendants moved to dismiss the shareholder derivative suit with prejudice.

          We believe the complaints are without merit and intend to defend these lawsuits vigorously. However, we cannot assure you that we will prevail in these actions, and, if the outcome is unfavorable to Axonyx, our reputation, operations and share price could be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders

          At the Company’s 2005 Annual Meeting of Shareholders held on June 16, 2005, the Company’s shareholders voted on the following matters:

          a)     Election of the following directors

Director	For	Withheld

Marvin S. Hausman, MD	38,493,726	3,222,615
Gosse B. Bruinsma, MD	38,547,266	3,169,125
Louis G. Cornacchia	37,854,333	3,862,058
Steven H. Ferris	37,836,377	3,880,014
Steven B. Ratoff	41,018,911	697,480
Ralph Snyderman, MD	38,594,411	3,121,980

          b)     Ratification of the selection of independent auditors

For	Against	Abstain	Broker Non-votes

41,249,771	325,395	141,225	0

Item 6.	Exhibits.

Number	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 8, 2005.
AXONYX INC.

By: /s/ Gosse B. Bruinsma, M.D.

Gosse B. Bruinsma, M.D.
President and Chief Executive Officer

By: /s/ S. Colin Neill

S. Colin Neill
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)