Form 10-Q
period 2006-03-31
AXONYX INC
filed 2006-05-10
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒ .

As of May 9, 2006, there were 53,680,721 shares of the registrant’s $.001 par value Common Stock outstanding.

AXONYX INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXONYX INC.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$2,279,000	$1,638,000
Investments	51,950,000	56,700,000
Other current assets	495,000	614,000

Total current assets	54,724,000	58,952,000

Property, plant and equipment, net	45,000	49,000

Investment in OXIS	4,593,000	4,917,000
Security deposits	124,000	124,000

	$59,486,000	64,042,000

LIABILITIES
Current liabilities:
Accounts payable	$3,115,000	$4,147,000
Accrued expenses	1,537,000	1,512,000

Total liabilities	4,652,000	5,659,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 150,000,000 authorized, 53,680,721 shares issued and outstanding	54,000	54,000
Additional paid-in capital	149,919,000	149,466,000
Unearned compensation - stock options	—	(15,000)
Accumulated deficit	(95,139,000)	(91,122,000)

Total stockholders’ equity	54,834,000	58,383,000

Total liabilities and stockholders’ equity	$59,486,000	$64,042,000

See notes to the condensed consolidated financial statements

AXONYX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2006	2005
Revenue
Product Sales	$—		$403,000
Cost of product sales			210,000
			193,000
Costs and expenses:
Research and development	2,661,000		9,322,000
Sales, general and administrative	1,870,000		1,663,000
	4,531,000		10,985,000
Loss from operations	(4,531,000)		(10,792,000)

Other income (expenses)
Interest income	707,000		572,000
Foreign exchange	9,000		(25,000)
Gain (loss) on issuance of subsidiary stock	32,000		(331,000)
Equity in loss of OXIS	(234,000)		(19,000)
Interest expense	—		(2,000)

Net loss before outside interest in subsidiary	(4,017,000)		(10,597,000)

Outside Interest in loss of subsidiary			164,000

Net loss	$(4,017,000)		(10,433,000)

Net loss per common share	$(.07	) $	(.19)

Weighted average shares - basic and diluted	53,681,000		53,657,000

See notes to condensed consolidated financial statements

AXONYX INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation Stock Options	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2005	53,680,721	$54,000	$149,466,000	$(15,000)	$(91,122,000)	$58,383,000

Issuance of common stock options and warrants for consulting services			18,000			18,000

Issuance of common stock options to employees and directors			435,000			435,000

Amortization				15,000		15,000

Net loss					(4,017,000)	(4,017,000)

Balance – March 31, 2006 (unaudited)	53,680,721	$54,000	$149,919,000	$—	$(95,139,000)	$54,834,000

See notes to the condensed consolidated financial statements

AXONYX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,017,000)	$(10,433,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	126,000	171,000
Compensation related to options and warrants issued for services	468,000	170,000
Minority interest in net loss of OXIS		(164,000)
(Gain) on issuance of subsidiary stock	(32,000)	331,000
Equity in loss of OXIS	234,000	19,000
Changes in:
Accounts receivable		(105,000)
Inventories		(1,000)
Other current assets	119,000	(354,000)
Security deposits and other assets		1,000
Accounts payable	(1,032,000)	(2,204,000)
Accrued expenses	37,000	908,000
Accrued stock based compensation	(12,000)	(337,000)

Net cash used in operating activities	(4,109,000)	(11,998,000)

Cash flows from investing activities:
Additions to patents		(48,000)
Reduction in cash due to deconsolidation of OXIS		(4,907,000)
Purchases of investments	(12,100,000)	(27,200,000)
Proceeds from sales and maturities of investments	16,850,000	36,500,000

Net cash provided by investing activities	4,750,000	4,345,000

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants		20,000
Collection of stock subscription receivable - OXIS		2,250,000
Net proceeds from exercise of common stock options in OXIS		33,000

Net cash provided by financing activities		2,303,000

Net increase (decrease) in cash and cash equivalents	641,000	(5,350,000)
Cash and cash equivalents at beginning of period	1,638,000	10,091,000

Cash and cash equivalents at end of period	$2,279,000	$4,741,000

Supplemental cash flow disclosures
Interest paid		$2,000

Supplemental disclosure of non-cash financing activity:
Minority interest in subsidiary equity transactions		$22,000

See notes to the condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(1) Financial Statement Presentation

The unaudited condensed consolidated financial statements of Axonyx Inc. (the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position at March 31, 2006, and the results of operations and cash flows for the quarterly periods presented. Certain information and footnote disclosure normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s Form 10-K filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in Holland.

(2) Investment in OXIS International, Inc.

The Company consolidated the financial statements of OXIS International Inc. from the date of acquisition of 52% of the outstanding voting stock of OXIS (January 15, 2004) through February 28, 2005, when it no longer controlled the board of OXIS or directed its day-to-day management activities. The Company’s ownership in OXIS was reduced from 52% to 34% on December 31, 2004 as a result of a third party financing. However, as the Company continued to control the board of OXIS and continued to direct the day-to-day management activities consolidation of OXIS continued through February 28, 2005. Beginning March 1, 2005, the Company accounts for its investment in OXIS under the equity method of accounting, as prescribed by Accounting Principals Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”.

The Company owns approximately 14 million common shares of OXIS International Inc. with a carrying value at March 31, 2006 of $4,593,000. OXIS is traded on the bulletin board (OXIS.OB) with relatively little trading volume. At March 31, 2006, the market value of these shares was $0.34 per share ($4,760,000).

(3) Investments

              The Company invests in auction-rate securities (ARS) that are held as investments available for sale. After the initial issuance of these securities, the interest rate is reset periodically. The Company invests in ARS that reset as to interest rate every 28 days. From an economic viewpoint, these securities are priced and traded as short-term investments because of the interest reset feature.

(4) Stock-based Compensation

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

Commencing January 1, 2006 the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on fair values.

Prior to adopting SFS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards for the three months ended March 31, 2005 when APB opinion No. 25 was followed.

Three Months Ended March 31, 2005

Reported net loss attributable to common stockholders	$(10,433,000)

Stock-based employee compensation included
in net loss	32,000

Stock-based employee compensation determined
under the fair value based method	(575,000)

Pro forma net loss	$(10,976,000)

Loss per common share attributable to common
stockholders (basic and diluted):
As reported	$(0.19)
Pro forma	$(0.20)

As of March 31, 2006, there was $1,935,426 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3 years. The total measurement fair value of shares vested during the three months ended March 31, 2006 was $456,000.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine are indicated in the following table:

	Three Months Ended March 31 ,
	2006	2005
Weighted average fair value at date of grant for Options granted during the period	$ 1.00	No grants during period

Risk-free interest rates	4.57%
Expected option life in years	10
Expected stock price volatility	.93
Expected dividend yield	-0-

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro-forma expense was reversed to reduce pro- forma expense for the period. As of March 31, 2006, the Company anticipates all outstanding options will vest.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,321,000	$3.97	5.95
Granted	75,000	1.13	9.90
Exercised
Canceled or expired
Outstanding at March 31, 2006	5,396,000	$3.93	5.76	$146,000
Exercisable at March 31, 2006	4,493,000	$4.14	5.11	$118,000

The following summarizes the activity of the Company's non-vested stock options for the three months ended March 31, 2006.

	Shares	Weighted Average Fair Value

Nonvested at December 31, 2005	1,034,000	$2.88
Granted	75,000	1.13
Vested	(206,000)	2.08
Nonvested at March 31, 2006	903,000	2.91

(5) Operating Segments

Beginning March 1, 2005, the OXIS segment reflects the Company’s share of OXIS losses under the equity method. Prior to that date, the Company was organized into two reportable segments: Axonyx and OXIS.

The following table presents information about the Company’s two operating segments for the quarter ended March 31, 2005:

	Axonyx Inc.	OXIS Int’l Inc.	Total

Quarter ended March 31, 2005
Revenue including minority interest		$403,000	$403,000
Segment loss	$(10,233,000)	(200,000)	(10,433,000)

(6) Developments with SERONO International SA

Under a License Agreement with Applied Research Systems ARS Holding N.V. (ARS), a wholly owned subsidiary of Serono International, S.A. (Serono) effective September 15, 2000, the Company granted to ARS a sublicense of our patent rights and know-how regarding the development and marketing of the Amyloid Inhibitory Peptide (AIPs) and the Prion Inhibitory Peptide (PIPs) technology which had been licensed to us under a Research and License Agreement with New York University. The Company is negotiating a re-acquisition of those rights from ARS and an option to license, on a non-exclusive basis, certain Serono patents, technology and know-how related to AIPs and PIPs. If the Company exercises this option and acquires the license, it would be obligated to pay to Serono an upfront payment and under certain circumstances additional milestone payments and royalties would be due.

(7) Legal Proceedings

Several lawsuits were filed against the Company in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of the Company's common stock during the period from June 26, 2003, through and including February 4, 2005 (the "Class Period"). Dr. M. Hausman (a director and former CEO of Axonyx), and Dr. G. Bruinsma (Axonyx CEO) were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006 Plaintiff filed an amended consolidated complaint. The Company anticipates filing its answer to that complaint on or before May 26, 2006.

The class action plaintiffs allege generally that Axonyx's Phase III Phenserine development program was subject to alleged errors of design and execution which resulted in the failure of the first Phase III Phenserine trial to show efficacy. Plaintiffs allege the defendants' failure to disclose the alleged defects resulted in the artificial inflation of the price of the Company's shares during the Class Period.

There is also a shareholder derivative suit pending in New York Supreme Court (New York County) against current and former directors and officers of Axonyx. The named defendants are Marvin S. Hausman, Gosse B. Bruinsma, S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Gerald J. Vlak, Ralph Snyderman and Michael A. Griffith. Defendants are alleged to have breached their duties to the Company and misused inside information regarding clinical trials of Phenserine. This action has been stayed pending further developments in the federal class action.

The complaints seek unspecified damages. The Company believes the complaints are without merit and intends to defend these lawsuits vigorously. However, the Company cannot make assurances that it will prevail in these actions, and, if the outcome is unfavorable to Axonyx, its reputation, operations and share price could be adversely affected.

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

Specifically, with respect to our drug candidates Phenserine, Posiphen™ and Bisnorcymserine, Axonyx cannot assure that: any preclinical studies or clinical trials, whether ongoing or conducted in the future, will prove successful, and if successful, that the results can be replicated; safety and efficacy profiles of any of its drug candidates will be established, or if established, will remain the same, be better or worse in future clinical trials, if any; pre-clinical results related to cognition and the regulation of beta-APP will be substantiated by ongoing or future clinical trials, if any, or that any of its drug candidates will be able to improve the signs or symptoms of their respective clinical indication or slow the progression of Alzheimer’s disease; any of its drug candidates will support an NDA filing, will be approved by the FDA or its equivalent, or if approved, will prove competitive in the market; or that Axonyx will have or obtain the necessary financing to support its drug development programs. Axonyx cannot assure that it will be successful with regard to identifying a (sub-)licensing partner for any of its compounds, or that any such partner will successfully develop or commercialize any of such compounds. Axonyx undertakes no obligation to publicly release the result of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We refer you to our report on form 10-K for the year ended December 31, 2005 filed with the SEC, where these risks and others are more fully described.

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

Our current business strategy includes identifying and seeking to in-license potential compounds or partner with companies to expand our product development portfolio. Partnering may take the form of a business combination in which we merge with, acquire, or are acquired by, another company.

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

Phenserine also has been shown to have the ability to inhibit the formation of the beta-amyloid precursor protein (beta-APP), a large protein that is the source of the neurotoxic peptide , beta amyloid. By inhibiting the formation of beta-APP, Phenserine can decrease the presence of the soluble beta amyloid protein that is potentially deposited in the brain as amyloid plaques, apparently causing eventual neuronal cell death. These studies were conducted at laboratories at the National Institute of Aging (NIA) in human neuroblastoma cell cultures and in vivo in rodents. Studies in human neuroblastoma cell lines showed that the compound reduces the formation of beta-amyloid peptide. Neuroblastoma cell cultures are a type of cell derived from the human brain that can be grown in containers in the lab (in vitro) where they are able to reproduce and carry out many activities as if they were residing in the brain, including the synthesis and secretion of proteins such as the beta-amyloid protein which, in the human brain, can form plaques. A neuroblastoma cell culture is used to study brain cell function in a simple in vitro system, which allows testing of the ability of drugs to prevent the formation of the beta-amyloid precursor protein and secretion of beta amyloid. Additional animal studies using the transgenic mouse have confirmed these findings. The transgenic mouse is a bio-engineered animal that mimics hallmark pathologic changes that occur in the human AD brain. These results suggest that Phenserine may have the ability to slow the progression of AD in addition to providing symptomatic relief for the cognitive changes.

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

Protocol AX-CL-06 was a double-blind, placebo controlled trial initiated in June 2003 comparing the efficacy and tolerability of Phenserine 10mg or 15mg twice daily doses with twice daily placebo in patients who met the diagnostic criteria for probable mild to moderate AD. Two different regimens, 10mg twice daily and 15mg twice daily, were compared with placebo in this trial. The randomization was 1:2:2 for placebo: 10mg twice daily: 15mg twice daily respectively. Patients randomized to active treatment were started on a 5mg twice daily regimen for the first month of treatment. This was increased to 10mg twice daily for the second month of treatment. The dose was then increased to 15mg twice daily during the third through sixth month for those patients randomized to the highest dose regimen. Once a patient reached his or her target dose, it was maintained for a total treatment duration of 26 weeks. Patients who could not tolerate their target dose were discontinued. Discontinued patients were not replaced. A total of 384 patients were enrolled in the study. Of these, 377 received treatment. The remaining 7 never received drug treatment so they were excluded from the data analyses.

The primary efficacy variables were the ADAS-Cog and CIBIC+. The Phenserine groups showed consistently greater improvement in ADAS-Cog and CIBIC+ scores than the placebo group although the differences did not achieve statistical significance.

Protocol AX-CL-06a was a double-blind placebo controlled study of the effect of Phenserine 10- or 15mg twice daily on cerebrospinal and plasma amyloid peptides from baseline and, at 26 weeks, initiated in June 2003. Both doses of Phenserine tended to lower the plasma levels of beta-amyloid peptides more than placebo, while beta- amyloid levels in the CSF declined in those patients treated with placebo. This decline of amyloid levels in the CSF of untreated AD patients is consistent with historical and epidemiological data. None of the differences achieved statistical significance.

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

On January 4, 2006, we announced that we had granted to Daewoong Pharmaceutical Company Ltd. (Daewoong) an exclusive license for the use of Phenserine in the South Korean market. Under the terms of the agreement Daewoong, at its own costs, undertakes to pursue the product development and regulatory work necessary for a New Drug Application (NDA) (or its equivalent) in South Korea with respect to Phenserine for the treatment of AD. The financial terms of the deal include royalty payments to us based on sales of Phenserine by Daewoong in the South Korean market.

On January 31, 2006, we announced that three presentations of data on our drug development candidate, Phenserine, and one presentation of data on its drug development candidate, Posiphen™, would be made at the 9th International Geneva/Springfield Symposium on Advances in Alzheimer Therapy in Geneva, Switzerland, being held April 19-22, 2006. Phenserine has been in development by the Company for the treatment of mild to moderate Alzheimer’s disease (AD) and Posiphen™ is currently in clinical development for the treatment of AD progression.

On February 14, 2006, we reported a statistically significant reduction in the plasma levels of beta-amyloid 1-42 (Aß-42) in healthy human subjects treated with Phenserine for 35 days in a previously conducted Phase I study.

On April 19, 2006 we reported an analysis of results suggesting stabilization of total brain volume and brain parenchymal fraction of mild-to-moderate Alzheimer’s disease (AD) patients treated with Phenserine 10mg or 15mg twice daily (BID) for 26-weeks. The data was presented in its entirety as a poster in Geneva on Thursday, April 20, 2006 at the 9th International Geneva/Springfield Symposium on Advances in Alzheimer Therapy.

On April 20, 2006 we reported on data showing an increase in brain glucose metabolism and reduction of brain amyloid levels in the memory and cognition areas in brains of mild-to-moderate Alzheimer’s disease (AD) patients treated with Phenserine 15mg twice daily (BID) for 13-weeks. The data was included in an oral presentation by Prof. Dr. Agneta Nordberg, MD, PhD of the Karolinska Institute, Stockholm, Sweden, on Friday, April 21st, 2006 at the 9th International Geneva/Springfield Symposium on Advances in Alzheimer Therapy.

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

In January 2006, we completed a single ascending dose Phase I trial with Posiphen™. This double-blind, placebo controlled study of Posiphen™ in healthy men and women sought to establish well tolerated doses. Posiphen™ appears to be well tolerated at single doses up to and including 80mg. Blood levels of Posiphen™ associated with this study were higher than those associated with beneficial effects on beta-amyloid metabolism in animal models. The build-up of beta-amyloid (Aß) is generally believed to be causative of the dementia of AD. No serious adverse events were reported at any dose level. We initiated a Phase I multiple ascending dose study in the first quarter of 2006.

On April 24, 2006, we announced the results of an independent research study showing that Posiphen increased the ability of transplanted human neuronal stem cells (HNSC) to differentiate into neurons in APP transgenic mice, a model of Alzheimer’s disease (AD) in humans.

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

RESULTS OF OPERATIONS

Revenues

The Company had no revenue for the quarter ended March 31, 2006 and $403,000 in revenue for the quarter ended March 31, 2005. Revenue in 2005 was derived exclusively from the sale of research assays and fine chemicals at OXIS. The reduction in revenue for the quarter March 31, 2006 from prior year levels results from the fact that OXIS operations are no longer being consolidated with our results effective March 1, 2005 as discussed in Note 2 to the condensed consolidated financial statements.

Costs of Sales

The Company’s costs of sales were entirely related to its subsidiary, OXIS. The percentage of cost of sales for the three months ended March 31, 2005 was 52%.

Research and Development

Research and development expenses were $2,661,000 and $9,322,000 for the quarters ended March 31, 2006 and 2005, respectively. Research and development costs declined by $6,661,000 from prior year’s level. This reduction reflects a decline in Phenserine program expenditures of $7,046,000 due to the completion/curtailment of the Phenserine trials in late 2005. This reduction is offset, in part, by increased expenditures of $68,000 in the Posiphen program and $793,000 in the Bisnorcymserine program. In 2006 Posiphen was in clinical Phase I studies and Bisnorcymserine was in pre-clinical development towards filing an investigational new drug application (IND). Additional research and development expense reductions include travel costs, consultants and salary expenses.

Sales, General and Administrative

Sales, general and administrative expenses were $1,870,000 and $1,663,000 for the quarters ended March 31, 2006 and 2005, respectively. Sales, general and administrative expenses increased $207,000 over prior year levels. This increase is attributed to a $400,000 increase in patent acquisition costs, a $361,000 increase in non-cash charges related to stock option grants to consultants and employees. These increases are offset in part by a $234,000 reduction in professional fees and a $332,000 reduction in OXIS expenses which are no longer consolidated with our results effective March 1, 2005 as discussed in Note 2 to the condensed consolidated financial statements.

Other Income (Expense)

Interest income was $707,000 and $572,000 for the quarters ending March 31, 2006 and 2005, respectively. Interest income reflects the decline in cash and investment balances offset by a rise in short term interest rates.

Foreign exchange (gain) loss for the quarters ended March 31, 2006 and 2005 were $9,000 and $(25,000), respectively. The decline in foreign exchange losses reflects more stable exchange rates and a decline in the volume of Euro denominated transactions which reflects the completion of Phenserine trials occurring in Europe in late 2005.

Gain on issuance of subsidiary stock was $32,000 net for the three months ended March 31, 2006. This gain on issuance of subsidiary stock results from common stock equity transactions in OXIS.

Equity in loss of OXIS of $234,000 reflects the Company’s proportional share of OXIS losses for the quarter ended March 31, 2006 under the equity method of accounting.

Net Loss

The Company experienced net losses of $4,017,000 ($0.07 per share-basic and diluted) and $10,433,000 ($0.19 per share-basic and diluted) for the quarters ended March 31, 2006 and 2005, respectively. The decline in loss primarily reflects reduced expenditures in 2006 due to the completion of the Phenserine development program in late 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 we had $54,229,000 in cash, cash equivalents and investments, and $50,072,000 in working capital. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

Net cash used in operating activities for the three months ended March 31, 2006 was $4,109,000 resulting from a net loss of $4,017,000 and a decline of $1,032,000 in accounts payable. These declines are offset in part by increases of $126,000 in depreciation and amortization, $468,000 in compensation related to options and warrants issued for services, $234,000 in equity in loss of Oxis and $119,000 in other current assets.

Net cash provided by investing activities for the quarter ended March 31, 2006 resulted from investment sales and maturities in excess of investment purchases.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital; and
•	future private placement financing or other equity financings.

We believe that we have sufficient capital resources to finance our plan of operation at least through June 30, 2007. However, as this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual contract costs of undertaking large later stage clinical trials with any of our compounds under development, the potential cost of acquiring or developing compounds that we may license in, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, and defending our current class action securities litigation, among others.

We may be periodically seeking potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us in order to support our research and development activities. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 30, 2007, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Our current business strategy includes identifying and seeking to in-license potential compounds or partner with companies to expand our product development portfolio. Partnering may take the form of a business combination in which we merge with, acquire, or are acquired by, another company.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under generally accepted accounting principles (GAAP) of the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note B to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies are:

Principles of consolidation: Our consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in The Netherlands.

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

Stock-based compensation: Commencing January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on fair values on grant date. Prior to adopting SFS 123R, we accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

Accounting for Investment in OXIS: Beginning March 1, 2005, the Company accounts for its investment in OXIS under the equity method of accounting, as prescribed by Accounting Principals Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. (See Note 2 to Condensed Consolidated Financial Statements)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in The Netherlands. We had a net foreign exchange gain of $9,000 for the three months ended March 31, 2006 and a loss of $25,000 for the three months ended March 31, 2005. If the foreign currency rates were to fluctuate by 10% from rates at March 31, 2005, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations and activities, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are/were being conducted in Europe.

We consider our investments in money market accounts and time deposits as cash and cash equivalents that have original maturities of three months or less at inception. The carrying values of these investments approximate fair value because of the nature of these instruments and accounts. We classify our investments in auction rate securities as short-term investments. The carrying value of these securities approximates fair value because of the liquidity they are traded as short term investments due to the interest reset feature. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

We do not enter into or trade derivatives or other financial instruments or conduct any hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company's management has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). Dr. M. Hausman (a director and former CEO of Axonyx), and Dr. G. Bruinsma (Axonyx CEO) were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006 Plaintiff filed an amended consolidated complaint. We anticipate filing our answer to that complaint on or before May 26, 2006.

The class action plaintiffs allege generally that Axonyx’s Phase III Phenserine development program was subject to alleged errors of design and execution which resulted in the failure of the first Phase III Phenserine trial to show efficacy. Plaintiffs allege the defendants’ failure to disclose the alleged defects resulted in the artificial inflation of the price of our shares during the Class Period.

There is also a shareholder derivative suit pending in New York Supreme Court (New York County) against current and former directors and officers of Axonyx. The named defendants are Marvin S. Hausman, Gosse B. Bruinsma, S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Gerald J. Vlak, Ralph Snyderman and Michael A. Griffith. Defendants are alleged to have breached their duties to us and misused inside information regarding clinical trials of Phenserine. This action has been stayed pending further developments in the federal class action.

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

Dated May 10, 2006.
AXONYX INC.

By: /s/ Gosse B. Bruinsma, M.D.

Gosse B. Bruinsma, M.D. President and Chief Executive Officer

By: /s/ S. Colin Neill

S. Colin Neill Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)