Form 10-Q
period 2006-06-30
AXONYX INC
filed 2006-08-08
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 7, 2006, there were 53,680,721 shares of the registrant’s $.001 par value Common Stock outstanding.

AXONYX INC.

INDEX

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS AXONYX INC. Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,880,000	$1,638,000
Investments	48,850,000	56,700,000
Other current assets	340,000	614,000

Total current assets	51,070,000	58,952,000

Property, plant and equipment, net	42,000	49,000

Investment in OXIS	4,336,000	4,917,000
Security deposits	24,000	124,000

	$55,472,000	64,042,000

LIABILITIES
Current liabilities:
Accounts payable	$2,130,000	$4,147,000
Accrued expenses	2,316,000	1,512,000

Total liabilities	4,446,000	5,659,000

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value, 15,000,000 shares authorized; none issued
Common Stock - $.001 par value, 150,000,000 authorized, 53,680,721 shares issued and outstanding	54,000	54,000
Additional paid-in capital	150,294,000	149,466,000
Unearned compensation - stock options	—	(15,000)
Accumulated deficit	(99,322,000)	(91,122,000)

Total stockholders’ equity	51,026,000	58,383,000

Total liabilities and stockholders’ equity	$55,472,000	$64,042,000

See notes to the condensed consolidated financial statements
1

AXONYX INC. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005

Product sales	$		$		$		$403,000

Cost of product sales							210,000

							193,000
Costs and expenses:
Research and development		2,958,000		7,351,000		5,619,000	16,673,000
General and administrative		1,683,000		1,213,000		3,553,000	2,876,000

		4,641,000		8,564,000		9,172,000	19,549,000

Loss from operations		(4,641,000)		(8,564,000)		(9,172,000)	(19,356,000)

Other income (expense)
Interest income		625,000		558,000		1,332,000	1,130,000
Foreign exchange		(32,000)		(56,000)		(23,000)	(81,000)
Gain (loss) on issuance of subsidiary stock		46,000		11,000		78,000	(320,000)
Equity in loss of OXIS		(181,000)		(128,000)		(415,000)	(147,000)
Interest expense							(2,000)

Net loss before outside interest in subsidiary		$(4,183,000)		(8,179,000)		(8,200,000)	(18,776,000)

Outside interest in loss of subsidiary							164,000

Net loss		$(4,183,000)		$(8,179,000)		$(8,200,000)	$(18,612,000)

Net loss per common share		$(.08)		$(0.15)		$(0.15)	$(0.35)

Weighted average shares basic and diluted		53,681,000		53,666,000		53,681,000	53,661,000

See notes to the condensed consolidated financial statements
2

AXONYX INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
			Additional Paid-in Capital	Unearned Compensation Stock Options		Total Stockholders’ Equity
	Number of Shares	Amount			Accumulated Deficit

Balance - December 31, 2005	53,680,721	$54,000	$149,466,000	$(15,000)	$(91,122,000)	$58,383,000

Issuance of common stock options and warrants for consulting services			18,000			18,000

Issuance of common stock options to employees and directors			810,000			810,000

Amortization				15,000		15,000

Net loss					(8,200,000)	(8,200,000)

Balance – June 30, 2006 (unaudited)	53,680,721	$54,000	$150,294,000	$—	$(99,322,000)	$51,026,000

See notes to the condensed consolidated financial statements
3

AXONYX INC. Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(8,200,000)	$(18,612,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	251,000	293,000
Compensation related to options and warrants issued for services	843,000	265,000
Minority interest in net loss of OXIS		(164,000)
(Gain) Loss on issuance of subsidiary stock	(78,000)	320,000
Equity in loss of OXIS	415,000	147,000
Changes in:
Accounts receivable		(105,000)
Inventories		(1,000)
Other current assets	274,000	(229,000)
Security deposits and other assets	100,000	1,000
Accounts payable	(2,017,000)	(1,682,000)
Accrued expenses	816,000	(886,000)
Accrued stock based compensation	(12,000)	(344,000)

Net cash used in operating activities	(7,608,000)	(17,633,000)

Cash flows from investing activities:
Purchase of equipment		(1,000)
Additions to patents		(48,000)
Reduction in cash due to deconsolidation of OXIS		(4,907,000)
Purchases of investments	(14,400,000)	(41,500,000)
Proceeds from sales and maturities of investments	22,250,000	57,200,000

Net cash provided by investing activities	7,850,000	10,744,000

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants		20,000
Collection of stock subscription receivable - OXIS		2,250,000
Net proceeds from exercise of common stock options in OXIS		33,000

Net cash provided by financing activities		2,303,000

Net increase (decrease) in cash and cash equivalents	242,000	(4,586,000)
Cash and cash equivalents at beginning of period	1,638,000	10,091,000

Cash and cash equivalents at end of period	$1,880,000	$5,505,000

Supplemental cash flow disclosures
Interest paid		$2,000
Supplemental disclosure of non-cash financing activity:
Minority interest in subsidiary equity transactions		$22,000

See notes to the condensed consolidated financial statements
4

Notes to Condensed Consolidated Financial Statements

(1)  Recent Events

                On June 8, 2006, Axonyx Inc. (“the Company”) announced that it had entered into a definitive merger agreement with TorreyPines Therapeutics, Inc., a private company. The merger would create a NASDAQ listed biopharmaceutical company that discovers and develops treatments for central nervous system (CNS) disorders. The resulting company will be named TorreyPines Therapeutics, Inc. and be headquartered in San Diego, California.

                Under terms of the agreement, unanimously approved by both boards of directors, Axonyx would issue, and TorreyPines stockholders would receive, in a tax-free transaction, shares of Axonyx common stock such that TorreyPines stockholders would own approximately 58% of the combined company and Axonyx stockholders would own approximately 42%. These relative percentages will be adjusted if either party out-licenses one or more product candidates prior to closing. In addition, TorreyPines preferred shareholders will receive warrants to purchase combined company shares that, if fully exercised at closing, would give TorreyPines shareholders approximately 62% of the combined company. The transaction is subject to Axonyx maintaining certain minimum cash levels, as well as certain other customary conditions, including obtaining approval of each company’s stockholders. The transaction is expected to close during the fourth quarter of this year. Upon closing, the company is expected to trade on the NASDAQ Stock Market for which the company has reserved the symbol “TPTX.”

                On July 25, 2006 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) which details the required proxy disclosures in connection with the merger.

                The Company’s common stock is listed on the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market). In order to maintain a listing, the Company must meet minimum financial and other requirements. If the Company is unable to comply with NASDAQ’s listing standards, they may determine to delist the common stock from the NASDAQ Capital Market. On August 2, 2006, the Company received notice from NASDAQ stating that it was out of compliance with bid price requirements because the closing bid price for its common stock was below $1.00 per share for 30 consecutive business days. The Company would have 180 days to regain compliance with bid price requirements. To regain compliance the closing bid price for the Company’s common stock must be a minimum of $1.00 per share for at least 10 consecutive business days. If NASDAQ made a determination to delist the Company’s common stock, the delisting procedure would involve a process beginning with NASDAQ’s notification and would include a hearing and the possibility of appeal. There is no assurance that at the end of this process the Company’s common stock would continue to be listed on the NASDAQ Capital Market. If the Company’s common stock is delisted for any reason, it could reduce the value of the Company’s common stock and its liquidity, and could potentially adversely impact the Company’s proposed merger with TorreyPines Therapeutics Inc. Delisting could also adversely affect the Company’s ability to obtain financing for the continuation of its operations or to its common stock in acquisitions. Delisting could result in the loss of confidence by suppliers, customers and employees.

(2) Financial Statement Presentation

                The unaudited condensed consolidated financial statements of the Company herein have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position at June 30, 2006, and the results of operations and cash flows for the quarterly and six month periods presented. Certain information and footnote disclosure normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s Form 10-K filing. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

                The consolidated financial statements include the accounts of Axonyx Europe, B.V., a wholly owned subsidiary organized in Holland.

(3) Investment in OXIS International, Inc.

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

                The Company owns approximately 14 million common shares of OXIS International Inc. with a carrying value at June 30, 2006 of $4,336,000. OXIS is traded on the bulletin board (OXIS.OB) with relatively little trading volume. At June 30, 2006, the market value of these shares was $0.34 per share ($4,760,000). Axonyx currently owns 32% of OXIS.

(4) Investments

                The Company invests in auction-rate securities (ARS) that are held as investments available for sale. Auction rate securities are instruments with long-term underlying maturities, but for which an auction is conducted periodically, as specified, to reset the interest rate and allow investors to buy or sell the instruments. Because auctions generally occur more often than annually, and because the Company holds these instruments in order to meet short-term liquidity needs, the auction rate securities are classified as short-term investments in the Condensed Consolidated Balance Sheet. Consistent with our other securities that are classified as available-for-sale, the Condensed Consolidated Statement of Cash Flows reflects the gross amount of the purchases of auction rate securities and the proceeds from sales of auction rate securities.

(5) Stock-based Compensation

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

                Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards for the three and six months ended June 30, 2005 when APB opinion No. 25 was followed.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Reported net loss attributable to common stockholders	$(8,179,000)	$(18,612,000)

Stock-based employee compensation included in net loss	52,000	84,000

Stock-based employee compensation determined under the fair value based method	(735,000)	(1,310,000)

Pro forma net loss	$(8,862,000)	$(19,838,000)

Loss per common share attributable to common stockholders (basic and diluted):
As reported	$(0.15)	$(0.35)

Pro forma	$(0.17)	$(0.37)

As of June 30, 2006, there was $1,560,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.1 years. The total measurement fair value of shares vested during the six months ended June 30, 2006 was $832,000.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine are indicated in the following table:

	Six Months Ended June 30 ,

	2006	2005

Weighted average fair value at date of grant for options granted during the period	$1.00	$1.21

Risk-free interest rates	4.57%	3.77% - 3.85%
Expected option life in years	10	10
Expected stock price volatility	.93	.97
Expected dividend yield	-0-	-0-

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro-forma expense was reversed to reduce pro- forma expense for the period. As of June 30, 2006, the Company anticipates all outstanding options will vest.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,321,000	$3.97
Granted	75,000	1.13
Exercised
Canceled or expired	(241,000)	4.18

Outstanding at June 30, 2006	5,155,000	$3.92	5.77	$44,120

Exercisable at June 30, 2006	4,269,000	$4.13	5.16	$44,120

The following summarizes the activity of the Company’s non-vested stock options for the six months ended June 30, 2006.

	Shares	Weighted Average Fair Value

Nonvested at December 31, 2005	1,034,000	$2.88
Granted	75,000	1.13
Vested	(223,000)	2.01
Nonvested at June 30, 2006	886,000	2.95

(5) Operating Segments

                Beginning March 1, 2005, the OXIS segment reflects the Company’s share of OXIS losses under the equity method. Prior to that date, the Company was organized into two reportable segments: Axonyx and OXIS.

                The following table presents information about the Company’s two operating segments for the quarter and six months ended June 30, 2005:

	Axonyx Inc.	OXIS Int’l Inc.	Total

Quarter ended June 30, 2005
Segment Loss	$(8,050,000)	$(129,000)	$(8,179,000)

Six months ended June 30, 2005
Revenue including minority interest		$403,000	$403,000
Segment loss	$(18,286,000)	$(326,000)	$(18,612,000)

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

(7) Legal Proceedings

            Several lawsuits were filed against the Company in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of the Company’s common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). Dr. M. Hausman (a director and former

CEO of Axonyx), and Dr. G. Bruinsma (Axonyx CEO) were also named as defendants in the lawsuits. On April 10, 2006, following consolidation of the actions into a single class action lawsuit, the lead plaintiffs filed a consolidated amended complaint. The Company’s motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and will be submitted to the Court for a decision following the parties’ filing of their legal briefs.

                The class action plaintiffs allege generally that Axonyx’s Phase III Phenserine development program was subject to alleged errors of design and execution which resulted in the failure of the first Phase III Phenserine trial to show efficacy. Plaintiffs allege the defendants’ failure to disclose the alleged defects resulted in the artificial inflation of the price of the Company’s shares during the Class Period.

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

(8) New Accounting Pronouncement

                 In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on our financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

                Specifically, with respect to our drug candidates Phenserine, Posiphen™ and Bisnorcymserine, Axonyx cannot assure that: any preclinical studies or clinical trials, whether ongoing or conducted in the future, will prove successful, and if successful, that the results can be replicated; safety and efficacy profiles of any of its drug candidates will be established, or if established, will remain the same, be better or worse in future clinical trials, if any; pre-clinical results related to cognition and the regulation of beta-APP will be substantiated by ongoing or future clinical trials, if any, or that any of its drug candidates will be able to improve the signs or symptoms of their respective clinical indication or slow the progression of Alzheimer’s disease; any of its drug candidates will support an NDA filing, will be approved by the FDA or its equivalent, or if approved, will prove competitive in the market; or that Axonyx will have or obtain the necessary financing to support its drug development programs. Axonyx cannot assure that it will be successful with regard to identifying a (sub-) licensing partner for any of its compounds, or that any such partner will successfully develop or commercialize any of such compounds. Axonyx undertakes no obligation to publicly release the result of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                We refer you to our report on form 10-K for the year ended December 31, 2005 filed with the SEC, where these risks and others are more fully described.

                We do not undertake to discuss matters relating to our ongoing clinical trials or our regulatory strategies beyond those which have already been made public or discussed herein.

Recent Events

                On June 8, 2006, the Company announced that it had entered into a definitive merger agreement with TorreyPines Therapeutics, Inc., a private company. The merger would create a NASDAQ listed biopharmaceutical company that discovers and develops treatments for central nervous system (CNS) disorders. The resulting company will be named TorreyPines Therapeutics, Inc. and be headquartered in San Diego, California.

                Under terms of the agreement, unanimously approved by both boards of directors, Axonyx would issue, and TorreyPines stockholders would receive, in a tax-free transaction, shares of Axonyx common stock such that TorreyPines stockholders would own approximately 58% of the combined company and Axonyx stockholders would own approximately 42%. These relative percentages will be adjusted if either party out-licenses one or more product candidates prior to closing. In addition, TorreyPines preferred shareholders will receive warrants to purchase combined company shares that, if fully exercised at closing, would give TorreyPines shareholders approximately 62% of the combined company. The transaction is subject to Axonyx maintaining certain minimum cash levels, as well as certain other customary conditions, including obtaining approval of each company’s stockholders. The transaction is expected to close during the fourth quarter of this year. Upon closing, the company is expected to trade on the NASDAQ Stock Market for which the company has reserved the symbol “TPTX.”

                On July 25, 2006 the Company filed a Registration Statement on Form S-4 with the SEC which details the required format proxy disclosure in connection with the merger.

                Our common stock is listed on the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market). In order to maintain our listing, we must meet minimum financial and other requirements. If we are unable to comply with NASDAQ’s listing standards, may determine to delist our common stock from the NASDAQ Capital Market. On August 2, 2006, we received notice from NASDAQ stating that we were out of compliance with bid price requirements because the closing bid price for our common stock was below $1.00 per share for 30 consecutive business days. We would have 180 days to regain compliance with bid price requirements. To regain compliance the closing bid price for our common stock must be a minimum of $1.00 per share for at least 10 consecutive business days. If NASDAQ made a determination to delist our common stock, the delisting procedure would involve a process beginning with NASDAQ’s notification and would include a hearing and the possibility of appeal. There is no assurance that at the end of this process our common stock would continue to be listed on the NASDAQ Capital Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity, and could potentially adversely impact our proposed merger with TorreyPines Therapeutics Inc. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations or to use our common stock in acquisitions. Delisting could result in the loss of confidence by suppliers, customers and employees.

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

                Our mission is to be a leading biopharmaceutical company that develops products and technologies to treat central nervous system disorders. Our initial business strategy has been focused primarily on three compounds in development for AD. These are:

• Phenserine – A symptomatic and disease progression treatment of mild to moderate AD

• Posiphen™ – A disease progression treatment for AD

• Bisnorcymserine (BNC) – A symptomatic treatment of severe AD

                Our current business strategy includes identifying and seeking to in-license potential compounds or partner with companies to expand our product development portfolio. Partnering may take the form of a business combination in which we merge with, acquire, or are acquired by, another company. See “Recent Events,” above.

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

                The primary efficacy variables were the Alzheimer’s Disease Assessment Scale-cognitive subscale (ADAS-Cog) and Clinical Interview Based Impression of Change (CIBIC+). The Phenserine groups showed consistently greater improvement in ADAS-Cog and CIBIC+ scores than the placebo group although the differences did not achieve statistical significance.

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

                Although the study did not achieve statistical significance in its primary endpoints, a subgroup of patients, who received Phenserine 15mg twice daily, demonstrated a statistically significant benefit over placebo as measured by the ADAS-cog, when treated for more than 12 weeks. Additionally, this subgroup showed a positive trend towards improvement in the CIBIC+ test, which approached statistical significance. There were no unexpected safety or tolerability concerns associated with Phenserine treatment.

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

                On February 14, 2006, we reported a statistically significant reduction compared to baseline in the plasma levels of beta-amyloid 1-42 (Aß-42) in healthy human subjects treated with Phenserine for 35 days in a previously conducted Phase I study.

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

The Posiphen™ Development Program

                Posiphen™ is the positive isomer of Phenserine. It appears to decrease the formation of beta-amyloid (Aß) with potential application in the treatment of AD progression. The build-up of beta-amyloid (Aß) is generally believed to be causative of the dementia of Alzheimer’s disease and its progression. Posiphen’s mechanism of action is potentially through RNA translational inhibition and possibly beta secretase inhibition. Posiphen™ has been shown to lower beta amyloid precursor protein (beta-APP) and beta-amyloid levels in pre-clinical studies. The primary mechanism of action results in a dose dependent reduction of beta-amyloid, which may result in slowing AD progression. The initial pre-clinical side effect rates potentially allow for higher clinical doses. On August 1, 2005 we announced that the US Food and Drug Administration (FDA) approved our investigational new drug (IND) application allowing Phase I clinical testing of Posiphen™. The first Phase I single ascending dose clinical study commenced in August 2005 and evaluated the safety of Posiphen™ in healthy volunteers.

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

                On May 15, 2006 we announced the completion of a multiple dose Phase I study with Posiphen™ in clinical development for the treatment of Alzheimer’s disease progression.

                This double-blind, placebo-controlled multiple ascending dose safety and pharmacokinetic study of Posiphen in healthy volunteers sought to establish well tolerated doses. The initial review of the clinical adverse event data appears to be generally consistent with the results of the earlier single ascending dose Phase I study that suggested that the mean Posiphen blood levels associated with well tolerated doses in humans are higher than those associated with potentially beneficial effects on beta-amyloid metabolism in animal models. No serious adverse events were reported at any dose level in this second Phase I study.

                This multiple ascending-dose study examined the effects of Posiphen 20, 40 and 60mg given four times daily, for a period of 7, 7 and 10 days respectively. On the first and last day of each dosing period one single dose of Posiphen was given. Each dose period was completed and evaluated for safety and tolerance before the next higher dose level was initiated. Each cohort was composed of a different set of 16 subjects, comprised of 12 who received Posiphen and 4 who received placebo, with equal numbers of males and females in each.

                The necessary detailed safety, pharmacokinetic and pharmacodynamic analyses are ongoing. Based on this favorable clinical outcome, we are evaluating plans regarding the further clinical development steps for Posiphen.

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

                Bisnorcymserine (BNC) is a highly selective butyrylcholinesterase inhibitor. Butyrylcholinesterase is found in high concentration in the plaques taken from individuals who have died from AD. Butyrylcholinesterase appears to have an increasing role with advancing AD and its primary mechanism of action results in a dose dependent reduction of acetylcholine. The initial pre-clinical side effect rate potentially allows higher clinical doses. A secondary mechanism of action is associated with dose dependent reductions of beta APP and amyloid beta. BNC, the lead compound from our butyrylcholinesterase family, is currently in full pre-IND development and we plan an IND submission in third quarter 2006 followed by the potential to initiate Phase I clinical trials thereafter. A recently published article in the Proceedings of the National Academy of Science describes the underlying mechanism, in vitro and cognition results in animal models.

RESULTS OF OPERATIONS

Revenues

                The Company had no revenue for the quarters ended June 30, 2006 and 2005. The Company had no revenue for the six months ended June 30, 2006 and $403,000 in revenue for the six months ended June 30, 2005. Revenue in 2005 was derived exclusively from the sale of research assays and fine chemicals at OXIS. The reduction in revenue in 2006 from prior year levels results from the fact that OXIS operations are no longer being consolidated with our results effective March 1, 2005 as discussed in Note 3 to the condensed consolidated financial statements.

Costs of Sales

                The Company’s costs of sales were entirely related to its subsidiary, OXIS. The percentage of cost of sales for the six months ended June 30, 2005 was 52%.

Research and Development

                Research and development expenses were $2,958,000 and $7,351,000 for the quarters ended June 30, 2006 and 2005, respectively. Research and development costs declined by $4,393,000 from the prior year’s quarter ended June 30, 2005. This reduction reflects a decline in Phenserine program expenditures of $5,282,000 due to the completion/curtailment of the Phenserine trials in late 2005. This reduction is offset, in part, by increased expenditures of $429,000 in the Posiphen program, $377,000 in the Bisnorcymserine program and $252,000 in non cash employee option charges incurred for related to the adoption of FASB 123(R) as discussed in note 5 in the notes to consolidated financial statements. In 2006 Posiphen is in clinical Phase I studies and Bisnorcymserine was in pre-clinical development towards filing an investigational new drug application (IND). Additional research and development expense reductions include research project costs, insurance and salary expenses.

                Research and development expenses were $5,619,000 and $16,673,000 for the six months ended June 30, 2006 and 2005, respectively. Research and development costs declined by $11,054,000 from the six months ended June 30, 2005. This reduction reflects a decline in Phenserine program expenditures of $12,328,000 due to the completion/curtailment of the Phenserine trials in late 2005. This reduction is offset, in part, by increased expenditures of $519,000 in the Posiphen program and $521,000 in the Bisnorcymserine program. Additional research and development expense reductions include travel costs, consultants and salary expenses.

Sales, General and Administrative

                Sales, general and administrative expenses were $1,683,000 and $1,213,000 for the quarters ended June 30, 2006 and 2005, respectively. Sales, general and administrative expenses increased $470,000 over the prior year’s quarter ended June 30, 2005. This increase is attributed to a $436,000 increase in professional fees primarily resulting from costs related to the merger agreement discussed in note 1, Recent Events and a $125,000 increase in non-cash charges related to employee stock option grants related to the adoption of FASB 123(R) as discussed in note 5 in the notes to consolidated financial statements. These increases are offset in part by an $86,000 reduction in investor relations costs.

                Sales, general and administrative expenses were $3,553,000 and $2,876,000 for the six months ended June 30, 2006 and 2005, respectively. Sales, general and administrative expenses increased $677,000 from the six months ended June 30, 2005. This increase is attributed to a $400,000 increase in patent acquisition costs, a $440,000 increase in non-cash charges related to stock option grants to consultants and employees and a $201,000 increase in professional fees primarily resulting from costs related to the merger agreement discussed in note 1, Recent Events. These increases are offset in part by a $116,000 reduction in investor relations costs and a $332,000 reduction in OXIS expenses which are no longer consolidated with our results effective March 1, 2005 as discussed in Note 3 to the condensed consolidated financial statements.

Other Income (Expense)

                Interest income was $625,000 and $558,000 for the quarters ending June 30, 2006 and 2005, respectively. Interest income was $1,332,000 and $1,130,000 for the six months ended June 30, 2006 and 2005, respectively. Interest income reflects the decline in cash and investment balances offset by a rise in short term interest rates.

                Foreign exchange losses for the quarters ended June 30, 2006 and 2005 were $32,000 and $56,000, respectively. Foreign exchange losses of $23,000 and $81,000 were incurred for the six months ended June 30, 2006 and 2005, respectively. The decline in foreign exchange losses reflects more stable exchange rates and a decline in the volume of Euro denominated transactions which reflects the completion of Phenserine trials occurring in Europe in late 2005.

                Gain on issuance of subsidiary stock was $78,000 net for the six months ended June 30, 2006. This gain on issuance of subsidiary stock results from common stock equity transactions in OXIS.

                Equity in loss of OXIS of $415,000 reflects the Company’s proportional share of OXIS losses for the six months ended June 30, 2006 under the equity method of accounting.

Net Loss

                The Company experienced net losses of $4,183,000 ($0.08 per share-basic and diluted) and $8,179,000 ($0.15 per share-basic and diluted) for the quarters ended June 30, 2006 and 2005, respectively. The Company experienced net losses of $8,200,000 ($0.15 per share basic and diluted) and $18,612,000 ($0.35 basic and diluted) for the six months ended June 30, 2006 and 2005, respectively. The decline in loss primarily reflects reduced expenditures in 2006 due to the completion/curtailment of the Phenserine development program in late 2005.

LIQUIDITY AND CAPITAL RESOURCES

                As of June 30, 2006 we had $50,730,000 in cash, cash equivalents and investments, and $46,624,000 in working capital. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities, the exercise of common stock purchase warrants, license fees, interest income and loans from a shareholder.

                Net cash used in operating activities for the six months ended June 30, 2006 was $7,608,000 resulting from a net loss of $8,200,000 and a decline of $2,017,000 in accounts payable. These declines are offset in part by non-cash expenses of $251,000 in depreciation and amortization, $843,000 in compensation related to options and warrants issued for services, $415,000 in equity in loss of OXIS and $274,000 in other current assets.

                Net cash provided by investing activities for the six month ended June 30, 2006 resulted from investment sales and maturities in excess of investment purchases.

                We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital; and

•	future private placement financing or other equity financings.

                We believe that we have sufficient capital resources to finance our plan of operation at least through June 30, 2007. However, as this is a forward-looking statement, and there may be changes that could consume available resources significantly before such time including the impact of our proposed merger with TorreyPines Therapeutics

Inc. (see Recent Events above). Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the effects of the proposed merger with TorreyPines Therapeutics Inc., eventual contract costs of undertaking large later stage clinical trials with any of our compounds under development, the potential cost of acquiring or developing compounds that we may license in, regulatory delays, patent costs for filing, prosecuting, maintaining and defending our patent rights, and defending our current class action securities litigation, among others.

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

                 As described in Recent Events above, and elsewhere in our SEC filings, we have entered into a definitive merger agreement with TorreyPines Therapeutics Inc. The completion of this merger is subject to shareholder approval and is expected to close during the fourth quarter of 2006. Our business plan, portfolio prioritization and liquidity needs will all be reassessed upon completion of the merger.

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

Accounting for Investment in OXIS: Beginning March 1, 2005, the Company accounts for its investment in OXIS under the equity method of accounting, as prescribed by Accounting Principals Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”. (See Note 3 to Condensed Consolidated Financial Statements)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                We have foreign currency accounts that are exposed to currency exchange risk. These foreign currency accounts have been utilized to fund the operations of our wholly owned subsidiary, Axonyx Europe, based in The Netherlands. We had a net foreign exchange losses of $23,000 and $81,000 for the six months ended June, 2006 and 2005, respectively. If the foreign currency rates were to fluctuate by 10% from rates at June 30, 2006, the effect on our financial statements would not be material. However, there can be no assurance there will not be a material impact in the future. During 2003, we adopted a policy to limit the purchase of foreign currencies to the amounts necessary to cover firm contractual commitments in foreign currencies for the forward six months. However, as long as we continue to fund our foreign operations and activities, we will be exposed to some currency exchange risks. The majority of our ongoing clinical trials are/were being conducted in Europe.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

                Several lawsuits were filed against the Company in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of the Company’s common stock during the period from June 26, 2003, through and including February 4, 2005 (the “Class Period”). Dr. M. Hausman (a director and former CEO of Axonyx), and Dr. G. Bruinsma (Axonyx CEO) were also named as defendants in the lawsuits. On April 10, 2006, following consolidation of the actions into a single class action lawsuit, the lead plaintiffs filed a consolidated amended complaint. The Company’s motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and will be submitted to the Court for a decision following the parties’ filing of their legal briefs.

                The class action plaintiffs allege generally that Axonyx’s Phase III Phenserine development program was subject to alleged errors of design and execution which resulted in the failure of the first Phase III Phenserine trial to show efficacy. Plaintiffs allege the defendants’ failure to disclose the alleged defects resulted in the artificial inflation of the price of the Company’s shares during the Class Period.

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

Item 6. Exhibits.

Number	Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, between Axonyx Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to the correspondingly-numbered exhibit to the registrant’s Current Report on Form 8-K filed June 12, 2006)

2.2	Form of Voting Agreement, dated as of June 7, 2006, between Axonyx Inc. and certain stockholders of TorreyPines Therapeutics, Inc. (incorporated by reference to the correspondingly-numbered exhibit to the registrant’s Current Report on Form 8-K filed June 12, 2006)

2.3	Form of Voting Agreement, dated as of June 7, 2006, between TorreyPines Therapeutics, Inc. and certain stockholders of Axonyx Inc. (incorporated by reference to the correspondingly-numbered exhibit to the registrant’s Current Report on Form 8-K filed June 12, 2006)

4.1	Rights Agreement Amendment, dated as of June 7, 2006, to the Rights Agreement, dated as of May 13, 2005, between Axonyx Inc. and The Nevada Agency and Trust Company (incorporated by reference to the correspondingly-numbered exhibit to the registrant’s Current Report on Form 8-K filed June 12, 2006)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14 (a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14 (a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
20

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 8, 2006.

AXONYX INC.

By: /s/ Gosse B. Bruinsma, M.D.

Gosse B. Bruinsma, M.D.
President and Chief Executive Officer

By: /s/ S. Colin Neill

S. Colin Neill
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)
21