Form 10-K
period 2006-12-31
TorreyPines Therapeutics, Inc.
filed 2007-03-29
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-25571

TorreyPines Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	86-0883978
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
11085 North Torrey Pines Road, Suite 300
La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 623-5665

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

(Title of class)

The Nasdaq Stock Market LLC

(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                      Accelerated filer  ☐                      Non-accelerated filer  ☒

Indicate by check mark where the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the Common Stock of the registrant (the “Common Stock”) held by non-affiliates of the registrant, based on the last sale price of the Common Stock on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) of $6.80 per share (as adjusted for a subsequent 8-for-1 reverse stock split) as reported by the Nasdaq National Market, was approximately $34,037,000. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission and is as of June 30, 2006. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 15, 2007 there were 15,700,039 shares of our Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TORREYPINES THERAPEUTICS, INC.
FORM 10-K

For the Year Ended December 31, 2006

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review the risks described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q.

TorreyPines Therapeutics and design, our tree logo and Posiphen are our trademarks or registered trademarks in the United States and certain other countries. We may also refer to trademarks of other corporations and organizations in this document.

Item 1.           Business.

Overview

Prior to October 3, 2006, we were known as Axonyx Inc. On October 3, 2006, we completed a business combination, referred to as the Merger, with TorreyPines Therapeutics, Inc. (now known as TPTX, Inc.). For accounting purposes, we were deemed to be the acquired entity in the Merger. In connection with the Merger, we changed our name to TorreyPines Therapeutics, Inc. and effected an 8-for-1 reverse stock split of our Common Stock. All references to “TorreyPines,” “we,” “us,” “our” or the “Company” mean TorreyPines Therapeutics, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel small molecules to treat diseases and disorders of the central nervous system. Our therapeutic focus is in two areas: chronic pain, including migraine and neuropathic pain; and cognitive disorders, including cognitive impairment associated with schizophrenia and Alzheimer’s disease. Through our in-house discovery programs and strategic in-licensing, we have built a robust pipeline of eight product candidates for these indications.

We currently have two product candidates in clinical trials for chronic pain. We initiated a Phase IIb clinical trial of tezampanel, our lead product candidate for chronic pain, in October 2006. This clinical trial will evaluate the use of tezampanel for the abortive treatment of migraine. We expect to have top line results from this clinical trial in the second half of 2007. We are currently conducting a Phase I clinical trial for our follow-on product candidate for chronic pain, NGX426.

We currently have one product candidate in clinical trials for cognitive disorders. NGX267 is our lead product candidate for the treatment of cognitive impairment associated with schizophrenia, or CIAS. We have completed two Phase I clinical trials of NGX267. We initiated an additional Phase I clinical trial of NGX267 in March 2007. Assuming favorable results, we intend to initiate a Phase II clinical trial in the second half of 2007. The Phase II clinical trial would evaluate NGX267 for the treatment of CIAS. We expect that NGX267 would be used as adjunctive therapy to current antipsychotic therapy to treat schizophrenia. Our second product candidate for the treatment of CIAS, NGX292, is currently in preclinical development. In addition, although not the primary targeted indication, we may also evaluate NGX267 and NGX292 for the potential treatment of Alzheimer’s disease.

We also have four product candidates in development and two programs in discovery focused on cognitive disorders. Phenserine, Posiphen, bisnorcymserine and NGX555 are in various stages of development for the treatment of Alzheimer’s disease. We have completed Phase III clinical trials of phenserine and are currently pursuing out-licensing opportunities. Phase I clinical trials have been completed on Posiphen. Bisnorcymserine and NGX555 are currently in preclinical development. Our two drug discovery programs are focused on discovering and validating small molecules and novel molecular targets for Alzheimer’s disease, and we are conducting both programs in collaboration with Eisai Co., Ltd., a leader in Alzheimer’s disease research.

Our Product Development Programs

Our product development efforts focus on treatments for diseases and disorders of the central nervous system, or CNS. Within the broad CNS therapeutic category, we are currently concentrating on two main areas: chronic pain, including migraine and neuropathic pain; and cognitive disorders, including CIAS and Alzheimer’s disease.

Our current product candidates, the lead indication associated with each candidate and the current development status of these candidates are illustrated in the following chart:

Product Candidate	Lead Indication	Development Status
Chronic Pain
Tezampanel	Migraine	Phase IIb
NGX426	Migraine	Phase I
Cognitive Disorders
NGX267	CIAS*	Phase I
NGX292	Alzheimer’s disease	Preclinical
Phenserine	Alzheimer’s disease	Phase III
Posiphen	Alzheimer’s disease	Phase I
Bisnorcymserine (BNC)	Alzheimer’s disease	Preclinical
NGX555	Alzheimer’s disease	Preclinical

*                    Cognitive Impairment Associated with Schizophrenia

We currently have worldwide commercial rights to all of our product candidates, with the exception of phenserine. In January 2006, we granted to Daewoong Pharmaceutical Company, Ltd., or Daewoong, the commercialization rights for phenserine in South Korea.

Our Product Candidates for Chronic Pain

Tezampanel for the Treatment of Migraine

We in-licensed tezampanel from Eli Lilly & Company, or Eli Lilly, in 2003. Preclinical and clinical data suggest that tezampanel has the potential to be effective across a wide range of therapeutic applications both within and extending beyond the area of chronic pain. We believe that tezampanel has an opportunity to be a first-in-class treatment for various types of chronic pain, including migraine. We are currently developing tezampanel given by subcutaneous administration for the treatment of migraine.

Migraine

Despite being a common disorder, the biological cause of migraine is poorly understood. Until recently, the prevailing theory of the cause of migraine was dilation of the blood vessels in the brain which results in increased blood flow. Currently prescribed treatments for migraine, such as triptans, work by constricting blood vessels and thereby decrease blood flow. Treatments that decrease blood flow are only effective in relieving the pain and the accompanying symptoms of the current migraine attack. None of these products addresses other biological mechanisms that may initiate, aggravate, prolong or increase the frequency of migraines.

The 2005 American Migraine Prevalence and Prevention, or AMPP, study, sponsored by the National Headache Foundation, estimated that there are approximately 30 million people who suffer from migraines in the United States, with fewer than half that number seeking treatment. Since 1992 when Imitrex®, the current market leader, was introduced, a number of new products have entered the approximately $2 billion United States market for prescription medicines for migraine. However, there has been no treatment with a new mechanism of action introduced in the migraine market in over a decade. The AMPP study also confirmed that, despite the number of products available to treat migraines, large numbers of migraine sufferers are not getting adequate treatment or the relief they need.

Tezampanel

We believe that tezampanel has an opportunity to be a novel treatment for migraine. Tezampanel is an AMPA/kainate, or AK, receptor antagonist. AK receptors are part of the biological pathway that transmits pain signals to the brain. We believe that tezampanel works by selectively binding certain AK receptors to block the transmission of pain signals. For migraine sufferers, tezampanel may offer treatment of the pain associated with migraine as well as a reduction in the frequency or severity of subsequent migraines. We believe that tezampanel will potentially have the following product profile:

•       comparable efficacy to triptans, morphine and other prescription pain relievers;

•       improved safety relative to triptans, morphine therapies and other prescription pain relievers; and

•       not cause physical dependence.

Additionally, unlike current treatment options, tezampanel does not constrict blood vessels. Theoretically, this may enable the use of tezampanel in patients who have been advised not to use triptans because they suffer from hypertension, peripheral vascular disease, coronary artery disease, or cerebrovascular disease. In addition, unlike current treatment options such as triptans, tezampanel does not work through binding to a serotonin receptor. This may enable tezampanel’s use in patients who have been advised not to take a triptan if they are also taking antidepressant medication because of the potential of that combination to produce a serious side effect known as the “serotonin syndrome”.

Clinical Development Status

At the time we in-licensed tezampanel, it had been evaluated in five Phase IIa clinical trials using intravenous administration. In one of the Phase IIa clinical trials, tezampanel was evaluated for the treatment of migraine. The data from this clinical trial demonstrated that tezampanel was well-tolerated and more effective than placebo in relieving migraine pain. Additionally, tezampanel was found to be as effective as subcutaneous Imitrex® in relieving pain and in treating the typical symptoms of migraine, including nausea, vomiting, and sensitivity to light and sound. In this clinical trial tezampanel was better tolerated than Imitrex®, although the small number of patients in the trial provided limited data for this comparison. Based on this and other data we made the decision to move forward with the development of tezampanel for the treatment of migraine. To expand the potential market opportunity we are developing tezampanel given by subcutaneous administration.

In November 2005, we initiated a Phase I single dose, placebo-controlled, dose-escalation clinical trial of tezampanel in healthy adult males. The goal of the clinical trial was to evaluate safety and tolerability, to identify the maximum tolerated single dose, and to characterize the pharmacokinetics of a dose of tezampanel given by subcutaneous injection. This clinical trial concluded in May 2006 with 110 healthy male adults enrolled, 88 of whom were exposed to tezampanel. The maximum tolerated single dose was determined to be 100 mg. At all doses up to and including 100 mg, tezampanel was well tolerated by the participants and no serious adverse events were reported.

In October 2006, we initiated a Phase IIb clinical trial of tezampanel, given subcutaneously, in patients who suffer a single acute migraine attack. The clinical trial is a randomized, double-blind, placebo-controlled, parallel-group, single dose, dose-ranging study to evaluate three doses of tezampanel, 40 mg, 70 mg, and 100 mg, compared to placebo. The total sample size is approximately 300 subjects or 75 subjects per treatment arm. We expect to report top line results from this clinical trial in the second half of 2007. A primary objective of this clinical trial is to identify one or more doses of tezampanel that are safe and effective and that can be evaluated in future Phase III clinical trials.

Other Indications

Preclinical and clinical data suggest that tezampanel has the potential to be effective across a wide range of therapeutic applications both within and extending beyond the area of chronic pain. Tezampanel was shown to be efficacious in validated preclinical models of epilepsy, cerebral neuroprotection, generalized anxiety disorder, and muscle spasticity and rigidity secondary to spinal cord injury as well as persistent pain.

In three separate double-blind, placebo-controlled, Phase IIa clinical trials, tezampanel was statistically superior to placebo in relieving lower back pain, pain from spinal cord trauma and post-operative pain. In another Phase IIa clinical trial, using a capsaician-induced pain model, tezampanel was shown to relieve the pain and hypersensitivity associated with central sensitization. The capsaicin model is a validated approach in humans to create a controlled, central sensitization effect by injecting capsaicin, an irritating substance, under the skin. In central sensitization, the body develops a memory for pain that abnormally alters subsequent responses to both painful and normally non-painful stimuli. Central sensitization is commonly seen in a number of chronic pain conditions. Collectively, these four Phase IIa clinical trials support the experimental premise that tezampanel relieves pain from a variety of sources. In the second half of 2007, we anticipate initiating a multiple dose clinical trial of tezampanel, given by subcutaneous administration.

NGX426 for the Treatment of Migraine.

NGX426, also in-licensed from Eli Lilly in 2003, is the oral prodrug of tezampanel. We are initially developing NGX426 as a treatment for migraine.

In June 2006, we filed an Investigational New Drug application, or IND, for NGX426 with the United States Food and Drug Administration, or FDA, Division of Neurology. In August 2006, we initiated a Phase I clinical trial of NGX426 designed as a randomized, double-blind, placebo-controlled, single dose dose-escalation study in 30 healthy adults. This clinical trial evaluated three doses of NGX426, 10 mg, 20 mg, and 30 mg, given orally. The primary objective of the clinical trial was to determine the rate and extent of conversion of NGX426, the prodrug, to tezampanel, the active compound. The clinical trial was completed in November 2006 and results indicated that NGX426 was well-tolerated and rapidly converted to tezampanel at the three doses tested with levels of NGX426 at or below the lower limit of detection.

In February 2007, we initiated a second Phase I clinical trial of NGX426 to identify the maximum tolerated single dose of NGX426 when given to healthy adults. This clinical trial is designed as a randomized, double-blind, placebo-controlled study in which healthy adults will receive placebo or an escalating single dose of NGX426. A total of approximately 60 participants will be enrolled in cohorts of 10, with 8 subjects receiving NGX426 and 2 subjects receiving placebo. The doses to be tested range from 40 mg to 90 mg. The primary objective of this clinical trial is to determine the maximum safe and well-tolerated single dose of orally-administered NGX426. We expect to report results of this clinical trial in the second half of 2007.

Our Product Candidates for Cognitive Disorders

NGX267 and NGX292 for Treatment of CIAS and Alzheimer’s Disease.

We in-licensed NGX267 and NGX292 from Life Science Research Israel, or LSRI, in May 2004. NGX267 is currently in Phase I clinical development for the treatment of CIAS. NGX292, a metabolite of NGX267, is a back-up compound in preclinical testing.  NGX267 and NGX292 may also be developed for the treatment of Alzheimer’s disease.

Cognitive Impairment Associated with Schizophrenia (CIAS)

Schizophrenia is a chronic and disabling mental illness that affects approximately 2.4 million adults in the United States. The illness is characterized by positive symptoms such as hallucinations and delusions as well as negative symptoms such as social isolation, withdrawal, and cognitive impairment. While there have been significant advances in the treatment of schizophrenia, the currently approved antipsychotic drugs primarily treat the positive symptoms. An emerging approach to improving the functional ability of patients with schizophrenia is to develop therapies that will improve their cognitive impairment. There are no current approved therapies for CIAS.

Market research conducted on our behalf supports our belief of the medical need and market opportunity for therapies to treat CIAS. According to this focus group research, more than half of adults diagnosed with schizophrenia have some form of cognitive impairment. In addition, physicians reported that a general assessment of cognitive function is routinely performed on approximately 80% of patients. Physicians cite poor working memory and reduced attention as the most common symptom of CIAS, and they confirm that the most significant unmet need in treating schizophrenia is improving work, school and social functionality for patients.

Alzheimer’s Disease

Alzheimer’s disease, the major cause of dementia in the elderly, is a chronic neurodegenerative disorder. According to the Alzheimer’s Association, an estimated 5.0 million Americans have Alzheimer’s disease, including 1 in 8 people over 65 and half of those over 85. Additionally, between 1980 and 2000, the number of people in the United States with Alzheimer’s disease has more than doubled, and by 2050 the number of individuals with Alzheimer’s disease could range from 11-16 million people in the United States. The characteristic signs and symptoms of Alzheimer’s disease are gradual and characterized by a progressive decline in memory, problems with reasoning, difficulty in learning, and loss of language skills as well as secondary impairments that affect behavior and basic activities of daily living.

Alzheimer’s disease is associated with a loss of nerve cells that release acetylcholine, a key substance involved in learning and working memory. The loss of these nerve cells, resulting in a depletion of acetylcholine, is progressive and results in profound memory disturbances and irreversible impairment of cognitive function. It has also long been hypothesized that the cause of Alzheimer’s disease lies in the build up of protein deposits, referred to as amyloid plaques, in the brain. The plaques are largely comprised of aggregations of a peptide referred to as amyloid ß, or Aß, peptide. A specific Aß peptide, Aß42, is thought to play a significant role in the cause of Alzheimer’s disease.

There are currently no approved products to treat the underlying cause of Alzheimer’s disease or to modify the progression of the disease. All of the approved products, as well as many of the compounds under development for Alzheimer’s disease, treat or intend to treat only the signs and symptoms of Alzheimer’s disease. The most commonly prescribed products, acetlycholinesterase inhibitors, such as Aricept®, prevent the breakdown of intact acetylcholine leading to symptomatic improvement in memory, thinking, and activities of daily living. However, as the disease progresses, these drugs may lose their effectiveness and may be unable to slow the neurological decline.

NGX267 and NGX292

NGX267 is a partial muscarinic agonist with functionally specific M1 receptor activity. The pharmacological properties of NGX267 partially mimic the action of acetylcholine by stimulating the M1 receptors. Activation of the M1 receptor is thought to have the most potential for improving cognitive function because of the predominance of M1 receptors in areas of the brain involved in memory and cognition. NGX267 has been demonstrated in animal models to be effective in improving cognitive deficits in learning and memory.

In addition to improving cognition, a second mechanism of action, the reduction of Aß42, also supported by preclinical data, suggests that NGX267 may be effective as a treatment to delay the onset or to slow the progression of Alzheimer’s disease. In transgenic mice, a specific animal model used in Alzheimer’s disease studies, NGX267 has been shown to reduce Aß42 and to prevent the formation of amyloid plaques.

Because impairments in memory and learning have been demonstrated in both Alzheimer’s disease patients and schizophrenic patients, we believe that we have a strong rationale to develop NGX267 as a treatment for Alzheimer’s disease and CIAS. We have chosen CIAS as our initial indication for NGX267 because we believe we can generate proof of concept data for the treatment of CIAS more quickly than we can generate proof of concept data for the treatment of Alzheimer’s disease. CIAS targets a younger and somewhat healthier population, potentially aiding clinical trial enrollment. In addition, we believe the design of a clinical trial for the treatment of CIAS may allow for a shorter clinical treatment duration than a clinical trial for the treatment of Alzheimer’s disease. While we anticipate showing beneficial effects on memory and learning, it is unlikely that NGX267 would be effective in controlling symptoms such as hallucinations or delusions that are associated with schizophrenia. Therefore, our clinical program will evaluate NGX267 as adjunctive, or add-on, therapy with commonly used antipsychotics.

NGX292, the major metabolite of NGX267, has demonstrated a biological profile similar to the profile of NGX267. NGX292, also in-licensed from LSRI in 2004, is currently in preclinical development.

Clinical Development Status

In July 2005, we initiated a Phase I, first-in-human clinical trial of NGX267. The clinical trial was designed as a double-blind, placebo-controlled, ascending dose study. The goal of the clinical trial was to identify the maximum tolerated single dose of NGX267 in healthy young adult males and to evaluate the safety and tolerance of single doses of NGX267 given to healthy young adult males. The clinical trial, completed in October 2005, enrolled a total of 34 subjects and identified the maximum tolerated single dose of NGX267 as 35 mg. All doses up to and including 35 mg were well tolerated by the participants and there were no reports of serious adverse events.

In January 2006, we initiated a second Phase I clinical trial of NGX267 of similar design in a population of healthy elderly males and females. We anticipated that healthy elderly individuals would be more sensitive to NGX267. The clinical trial, completed in July 2006, enrolled a total of 26 subjects and identified 15 mg as the maximum tolerated dose. The clinical trial confirmed the safety and tolerability of a single dose of NGX267 up to 15 mg in a healthy elderly population. There were no reports of serious adverse events in the clinical trial.

In March 2007, we initiated a multiple dose Phase I clinical trial of NGX267. We anticipate data from this clinical trial will be available in the second half of 2007. Assuming favorable results from this multiple dose clinical trial, we plan to initiate a Phase II clinical trial in the second half of 2007 evaluating NGX267 as a potential treatment for CIAS.  We do not intend to initiate any clinical trials of NGX267 in 2007 for the treatment of Alzheimer’s disease.

Phenserine for Alzheimer’s Disease

Phenserine, an acetylcholinesterase inhibitor, has the potential to both provide symptomatic improvement and treat disease progression in patients with mild to moderate Alzheimer’s disease. A total of three Phase III clinical trials were initiated in 2003 and 2004 to evaluate phenserine in patients with Alzheimer’s disease. In the first completed clinical trial, phenserine failed to demonstrate efficacy on the primary outcome measures, the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog, and the Clinical Interview Based Impression of Change, or CIBIC+, when compared to placebo. Given these results, enrollment in the two identically designed ongoing clinical trials, was halted. The data from the two halted clinical trials, analyzed as a single clinical trial, did not demonstrate a statistically significant benefit for phenserine compared to placebo in either the ADAS-cog or CIBIC+ primary outcome measures evaluated after 3 months of treatment. Further analysis of the data from these clinical trials, conducted as part of our strategy to identify a development partner for phenserine, demonstrated a statistically significant benefit of phenserine over placebo as measured by the ADAS-cog and a positive trend towards improvement in the CIBIC+ in the prospectively randomized group of patients who were dosed at the highest dose, 15 mg, for more than 12 weeks. At this time, there are no ongoing clinical trials of phenserine and we do not intend to initiate any additional clinical trials.

In January 2006, we announced that we granted to Daewoong an exclusive license for the use of phenserine in the South Korean market. Under the terms of the agreement Daewoong, at its own cost, agreed to pursue the product development and regulatory work necessary for a new drug application, or NDA, or its equivalent in South Korea. We are continuing our efforts to look for additional development partners for phenserine.

Posiphen™ for Alzheimer’s Disease

Posiphen, the positive isomer of phenserine, has potential application as a disease modifying agent to slow or delay the progression of Alzheimer’s disease. Posiphen has been shown to lower beta-amyloid precursor protein and beta-amyloid levels in preclinical studies. Two Phase I clinical trials have been completed for Posiphen. The first Phase I single ascending dose clinical trial was completed in January 2006. The data from this double-blind, placebo controlled clinical trial in healthy men and women demonstrated that Posiphen appears to be well tolerated at single doses up to and including 80mg with no serious adverse events being reported.

In May 2006, we announced the completion of a multiple dose Phase I clinical trial with Posiphen in healthy volunteers. This multiple ascending-dose clinical trial examined the effects of 20, 40 and 60 mg doses of Posiphen given four times daily, for a period of 7, 7 and 10 days, respectively. Participants were enrolled in groups of 16, with 12 subjects receiving Posiphen and 4 subjects receiving placebo. The clinical adverse event data from this clinical trial appears to be generally consistent with the results of the earlier single ascending dose Phase I clinical trial that suggested that Posiphen was well tolerated with no serious adverse events reported. There are currently no plans to conduct additional clinical trials with Posiphen in patients with Alzheimer’s disease in 2007.

Bisnorcymserine for Alzheimer’s Disease

Bisnorcymserine, or BNC, is a potential treatment to improve the symptoms of patients with severe Alzheimer’s disease. A butyrylcholinesterase inhibitor, BNC selectively inhibits butyrylcholinesterase, an enzyme similar to acetylcholinesterase. Normally these two enzymes coexist throughout the body, with acetylcholinesterase predominating in degrading acetylcholine. In the brain of Alzheimer’s disease patients, as acetylcholinesterase levels gradually fall, there appears to be a concomitant increase in butyrylcholinesterase levels in specific nerve pathways within areas of the brain associated with Alzheimer’s disease. Like acetylcholinesterase, butyrylcholinesterase degrades acetylcholine, decreasing the availability of this key neurotransmitter. BNC, by blocking the action of butyrylcholinesterase, should increase the availability of acetylcholine, potentially improving memory and cognition. We plan to complete the current on-going preclinical studies and seek development partners for BNC.

NGX555 for Alzheimer’s Disease

NGX555, a gamma-secretase modulator, was discovered through our internal research. NGX555 is in early preclinical testing and we believe it may represent a new generation of disease modifying therapies that target the mechanism underlying Alzheimer’s disease. Preclinical data suggests that NGX555 may be effective in lowering levels of Aß42 in animals.

Our Drug Discovery Programs

We have two drug discovery programs, a gamma-secretase modulator program and an Alzheimer’s disease genetics program, both undertaken in collaboration with Eisai, a leader in Alzheimer’s disease research. These programs are focused on discovering and validating novel small molecules and molecular targets for Alzheimer’s disease.

Gamma-secretase Modulator Program

Our approach to Alzheimer’s disease drug discovery is firmly rooted in the amyloid hypothesis. First generation approaches to lowering Aß42 focused on inhibiting, as opposed to modulating, the activity of a large, complex and essential enzyme called gamma-secretase that is involved in the production of Aß42. Gamma-secretase inhibitors have been associated with side effects presumably because they completely block the functioning of the enzyme.

We have identified two distinct series of second generation compounds that modulate, or influence, the gamma-secretase enzyme as opposed to inhibiting it. These gamma-secretase modulators, or GSMs, reduce the brain levels of Aß42 while maintaining the critical overall balance of Aß in the brain. They do this by influencing the enzyme to make shorter, less toxic Aß peptides at the expense of the longer, toxic Aß42 peptide. Because GSM compounds allow the gamma-secretase enzyme to perform its normal functions, they appear to have addressed some of the side effects associated with the first generation compounds that fully inhibited enzyme functioning.

Our GSM compounds are oral, small molecules that have been shown to penetrate the blood brain barrier upon chronic oral dosing in rodents. In the brain, they appear to preferentially lower Aβ42 levels by modulation of gamma-secretase.

Alzheimer’s Disease Genetics Program

Since its inception in 2001, our Alzheimer’s disease genetics program has been a shared research effort between us and Dr. Rudolph E. Tanzi, a founder of TPTX and Director, Genetics and Aging Research Unit at Massachusetts General Hospital. Our genetics research program integrates human genetic mapping, genomics, and bioinformatics. Dr. Tanzi, a leading geneticist, has been involved in the discovery of all three early-onset familial Alzheimer’s disease genes. The goals of our genetics research program are two-fold: to provide new targets for drug discovery, and to facilitate methods for reliably predicting and diagnosing Alzheimer’s disease.

Recent data suggests that up to 80% of cases of Alzheimer’s disease have a genetic component. In 2005, the scope of our Alzheimer’s disease genetics program was significantly expanded to include a comprehensive and state-of-the-art screening of over 400 families, comprising more than 1,600 participants with late-onset Alzheimer’s disease. The resulting whole-genome family-based association screen is expected to identify up to 95% of the genetic variants and mutations conferring risk or protection for Alzheimer’s disease. Once completed, this screening may enhance our ability to identify novel pathways involved in the cause and course of Alzheimer’s disease and to strengthen our pipeline with new targets for drug discovery.

Our Business Strategy

Our goal is to discover, develop and commercialize important new therapies to treat patients suffering from CNS diseases and disorders. Key aspects of our strategy include the following:

Maintain a balanced and diversified CNS portfolio with respect to development time and risk

We intend to maintain a balanced portfolio of CNS product candidates, taking into account overall development time and risk. Our product candidates for chronic pain have demonstrated Phase IIa proof of concept clinical trial results and have a shorter development timeline when compared to our product candidates for the treatment of cognitive disorders such as CIAS and Alzheimer’s disease, which represent longer term opportunities. We believe that this diversified approach to development, potentially supplemented by in-house discovery and strategic product acquisitions, will provide us an opportunity to build a stable and sustainable CNS company.

Access new product candidates through in-house discovery efforts and strategic product acquisitions

We believe that our in-house discovery operation is an important component in fulfilling our goal of delivering important new CNS therapies to patients. In addition to internally growing our product candidate pipeline, our discovery operations reinforce a corporate culture of innovation and leading-edge science that we believe will attract highly accomplished scientists. Supplementing these discovery operations, we may pursue additional product candidate acquisitions and in-licenses.

Attract, retain, and develop world-class scientists, drug developers, and management

We believe that our employees and the culture in which they operate provide the platform for building and sustaining our competitive advantage. We have assembled a management team and scientists with significant industry experience to lead the discovery, development, and commercialization of our product candidates. Members of our management team have contributed to the discovery, development, and approval of multiple drug candidates to treat CNS diseases and disorders, and have been directly involved in the development of Exelon® for Alzheimer’s disease, Maxalt® for migraine, and Stadol® for pain.

Establish strategic alliances to maximize the commercial potential of our product candidates

In order to be successful and deliver meaningful new treatments to patients, we intend to advance our product candidates to key milestones, such as early proof of concept, and then, if appropriate, enter into strategic alliances. These alliances are intended to fund expensive, late stage development programs in chronic pain and cognitive disorders and in some cases to provide the large sales forces needed for commercialization.

Strategic Alliance, License and Other Commercial Agreements

We understand that drug development is long and costly and we may need strategic partners to maximize the potential of one or more of our product candidates. Our goal is to strike a balance between advancing product development at our expense and partnering with third parties at key points along the development path to advance our product candidates. Overall, our strategy is to reach key milestones, such as early proof of concept data, with our product candidates before entering into strategic alliances. We believe that, in this way, significant commercial value in the product candidates can be retained while obtaining strategic and financial assistance to advance our programs. We speak to prospective partners on a regular basis, understanding that discussions and ultimately mutually beneficial strategic alliances are the result of ongoing relationship building.

In addition to strategic development alliances, our alliance strategy also includes entering into agreements or partnerships that provide pharmaceutical drug developers with access to our drug discovery technologies. To date, we have entered into two such strategic alliances with Eisai, one for our gamma-secretase modulator program and one for our Alzheimer’s disease genetics research program.

Since inception, our revenue has been derived from our strategic alliances. For the fiscal year ended December 31, 2006, 100% of our revenue was derived from our agreement with Eisai.

Eisai

Since March 2001, we have had an ongoing relationship with Eisai with respect to our Alzheimer’s disease drug and target discovery programs.

2005 Collaboration Agreement

In February 2005, we entered into a collaboration agreement with Eisai regarding our program for discovery of novel, small molecule compounds designed to delay the onset or slow the progression of Alzheimer’s disease. Under the agreement, Eisai has exclusive, time-limited rights of first negotiation and refusal for compounds discovered in the course of the program.

We received an initial $10.0 million cash payment from Eisai in consideration of the rights granted to Eisai under the agreement. The agreement had an initial two-year term that Eisai elected to extend for an additional 12 months for an additional fee of $5.0 million.

2005 Alzheimer’s Disease Genetics Research Program Cooperation Agreement

In October 2005, we entered into a cooperation agreement with Eisai to continue to work together on our Alzheimer’s disease genetics research program that focuses on the discovery of genes responsible for late onset Alzheimer’s disease. The agreement has a two-year term and may be extended by Eisai for up to an additional 12 months. Under the agreement, Eisai is funding our work regarding the genetics program and Eisai has exclusive time-limited rights of first negotiation and refusal for gene targets discovered and validated in the course of the genetics program. The total payments we may receive under this agreement are approximately $15.0 million, which includes research support and a cash payment for the right of first negotiation and refusal, and an extension fee if Eisai chooses to extend the agreement.

Eli Lilly

In April 2003, we entered into a development and licensing agreement with Eli Lilly to obtain an exclusive license to Eli Lilly’s AK antagonist assets including tezampanel, and its prodrug NGX426. We paid Eli Lilly an up-front license fee of $6.0 million under the agreement. If specified development, regulatory and commercial milestones are achieved, we will be obligated to make milestone payments to Eli Lilly. We are also obligated to pay royalties to Eli Lilly on any sales of tezampanel and NGX426. We are required to use commercially reasonable efforts to develop and commercialize the product candidates subject to the agreement, including use of commercially reasonable efforts to achieve specified development events within specified timeframes.

The term of the development and licensing agreement will continue until all royalty payment obligations have expired on a country-by-country basis, unless the agreement is earlier terminated. Under certain termination circumstances, all of the rights granted to us under the agreement will revert to Eli Lilly.

Life Science Research Israel (LSRI)

In May 2004, we entered into an agreement with LSRI to obtain an exclusive license to their muscarinic agonist assets including NGX267 and NGX292. No up-front license fee was paid. For the first two years of the agreement, we provided specified amounts of research funding to LSRI. Through December 31, 2006 we paid LSRI total milestone payments of approximately $2.2 million. If additional specified development, regulatory and commercial milestones are achieved, we will be obligated to make milestone payments to LSRI which may total up to an additional $18.3 million. We are also obligated to pay royalties to LSRI on sales of NGX267 and NGX292 and to pay LSRI a percentage of specified payments we receive upon sublicensing rights to either compound, subject to a minimum amount payable to LSRI for the first sublicense. If we sublicense rights to a compound after a specified point in development of the compound, LSRI will select the level of royalty and sublicense payments from among the alternatives provided in the agreement. We are required to use commercially reasonable efforts to develop and commercialize the product candidates subject to the agreement, including use of commercially reasonable efforts to achieve specified development events within specified timeframes.

The term of the agreement will continue on a country-by-country basis until the later of a specified number of years from the date of first commercial sale of a product in such country or the expiration in such country of the last-to-expire patent covering a product candidate licensed under the agreement, provided, however, that in the event that generic competition occurs in such country and results in a loss of a certain percentage of the market share for such product then the royalty payments will terminate in such country.

CURE, LLC, Public Health Service/National Institutes of Health

On February 27, 1997, we acquired the worldwide exclusive patent rights to phenserine and certain additional compounds via a sublicense with CURE, LLC, referred to as CURE, from the Public Health Service, parent agency of the National Institutes of Health/National Institute on Aging.

Under the license agreement, we agreed to pay royalties to CURE of up to 3% of the first $100 million and 1% thereafter, of net product sales of, and sub-licensed royalties on, products developed from the patented technologies. We also agreed to pay an upfront fee in the amount of $25,000, milestone payments aggregating $600,000 when certain clinical and regulatory milestones are reached, and patent filing and prosecution costs. We have been paying minimum annual royalty payments of $10,000 since January 31, 2000, which will increase to $25,000 per year on commencement of sales of a product until the expiration or termination of the agreement.

Pursuant to the agreement, we are obligated to achieve certain development deadlines or the acquired patent rights may revert to CURE. On May 27, 2002, we signed an amendment letter with CURE that amends the reversionary rights provision of the license agreement extending the deadlines by which we are to achieve certain development milestones.

The general terms of this agreement continue until the last to expire of the licensed patents. We may also terminate this agreement without cause with 60 days notice.

University of Iowa Research Foundation

We have a license agreement with the University of Iowa Research Foundation, or UIRF, pursuant to which UIRF has granted us an exclusive United States license to certain patents and patent applications relating to spinal administration of tezampanel. Under the terms of the agreement we have the right to sublicense our license.

If we achieve specified regulatory and patent-related milestones, we will be obligated to make milestone payments to UIRF which may total up to $0.4 million. We must also pay UIRF an annual license maintenance fee which may be reduced by the amount of other payments made by TorreyPines to UIRF under the agreement. We are also obligated to pay royalties to UIRF on any sales of tezampanel using the licensed patent rights and to pay UIRF a percentage of specified payments we receive upon sublicensing rights to the licensed patent rights. We are required to use commercially reasonable efforts to commercialize products using the licensed patent rights.

This agreement will continue until the expiration of the last-to-expire of the licensed patents and patent applications unless earlier terminated.

Johnson & Johnson Development Corporation

We have an agreement with Johnson & Johnson Development Corporation, or JJDC, regarding our development work into the effects of using M1 agonists, such as NGX267 and NGX292, in the treatment of CNS diseases and disorders. Upon completion of a specified level of development of our lead M1 agonist, we are obligated to provide results for the compound to JJDC. For a specified period of time following receipt of the results, or at an earlier time as agreed to by both parties, JJDC has the exclusive right of first negotiation with us regarding rights or products related to our M1 agonist program.

Competition

We and our strategic alliance partners face intense competition. We are in competition with fully integrated pharmaceutical companies, smaller companies that may be collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have prescription products for chronic pain, migraine, neuropathic pain and Alzheimer’s disease already approved by the FDA or they are pursuing the same or similar approaches to those which constitute our discovery and development platforms and operate larger research and development programs in these fields than ours. In addition, while there are no approved therapies for CIAS, this is an emerging focus for many CNS companies, creating future competition in development and commercialization. Lastly, many of these competitors, either alone or together with their collaborative partners, have substantially greater financial resources than us, as well as greater experience in developing pharmaceutical products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of products, formulating and manufacturing pharmaceutical products, and launching, marketing, distributing and selling products.

We believe that competition for the chronic pain, migraine, CIAS and Alzheimer’s disease products that we and any future strategic alliance partners may develop will come from companies that are conducting research, engaging in clinical development, or currently marketing and selling therapeutics to treat these conditions. These competitors include the industry’s leading CNS companies.

Migraine and Chronic Pain

Current Treatments for Migraine

Triptans are the most commonly prescribed drugs for the treatment of moderate to severe migraine. There are seven triptans approved for use and Imitrex®, marketed by GlaxoSmithKline, dominates the market. Other triptans are: Zomig®, Maxalt®, Amerge®, Frova™, Axert®, and Relpax®. Patients who suffer from a mild migraine, or are unaware that their headache is a migraine, generally treat themselves with an over-the-counter analgesic such as aspirin or ibuprofen.

Potential Treatments for Migraine and Chronic Pain

According to PhRMA’s 2006 report, Medicines in Development for Neurologic Disorders, there are more than 30 companies seeking to develop compounds to treat migraine and pain disorders or to obtain additional indications to broaden the use of currently approved pain relieving prescription medications. This list includes most of the large pharmaceutical companies such as Abbott Laboratories, AstraZeneca, Eisai, Elan, Eli Lilly, GlaxoSmithKline, Merck, Pfizer, and Wyeth Pharmaceuticals as well as small and mid-sized biotechnology companies.

Cognitive Impairment Associated with Schizophrenia and Alzheimer’s Disease

Current Treatments for Cognitive Impairment Associated with Schizophrenia

There are no FDA approved drugs for the treatment of CIAS. In research that we commissioned in November 2006, physicians consistently noted the large unmet treatment need given the lack of effective therapy options currently available for CIAS. Physician interviews conducted as part of the research revealed that a range of treatments for CIAS are tried including products approved for the treatment of Alzheimer’s disease such as Aricept, Namenda, and Exelon, stimulants, such as Provigil and Ritalin, that are used to treat Attention Deficit Hyperactivity Disorder, and antidepressants. Only 55% of the physicians interviewed in connection with our research have tried using pharmaceutical products approved for other uses to treat CIAS and of those prescribers, fewer than 10% of their patients are successfully treated.

Potential Treatments for Cognitive Impairment Associated with Schizophrenia

Through various market reports and company announcements, we believe that there are more than 20 companies seeking to develop compounds to treat cognitive disorders in general, often without any specific reference to CIAS. This list includes most of the large pharmaceutical companies such as Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, and Roche as well as small and mid-sized biotechnology companies.

Current Treatments for Alzheimer’s Disease

Despite limited effectiveness, acetylcholinesterase inhibitors are the mainstay treatment option for Alzheimer’s disease. Four acetylcholinesterase inhibitors are approved for the symptomatic improvement of mild to moderate Alzheimer’s disease: Aricept, the market leader, Exelon, Razadyne (formally Reminyl), and Cognex. One additional product, Namenda, a compound with a different mechanism of action, is approved for symptomatic improvement in patients with moderate to severe Alzheimer’s disease.

Potential Treatments for Alzheimer’s Disease

According to PhRMA’s 2006 report, Medicines in Development for Neurologic Disorders, there are more than 25 companies, among others, seeking to develop compounds to treat Alzheimer’s disease or to obtain additional indications to broaden the use of currently approved treatments for Alzheimer’s disease. This list includes most of the large pharmaceutical companies such as Abbott Laboratories, AstraZeneca, Eisai, Elan, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer, and Wyeth Pharmaceuticals as well as small and mid-sized biotechnology companies.

In each of these areas, it is also possible that other companies, including large pharmaceutical companies, may be working on competitive projects of which we are not aware.

We intend to compete with these companies on the basis of our intellectual property portfolio, the expertise of our scientific personnel and our relationships with key academic thought leaders in the areas of our focus, the effectiveness of our business strategies when compared to our competitors, the depth and breadth of our strategic alliances, our expertise in small molecule drug discovery technology and the availability of working capital to fund operations and advance programs under development.

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established as well as future products in the relevant target markets. Existing and future products, both branded and generic, as well as technological approaches or delivery systems, will compete directly with our products. Many of the companies competing against us have financial and other resources substantially greater than ours. In addition, many of our competitors have significantly greater experience in developing, marketing and selling pharmaceutical products, including products to treat migraine, chronic pain and Alzheimer’s disease, testing pharmaceutical and other therapeutic products, and obtaining FDA and other regulatory approvals of products for use in health care.

Proprietary Rights

Patent Applications

Our policy is to pursue patents, both those generated internally and those licensed from third parties, pursue trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

Our success will depend significantly on our ability to:

•       obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we considers important to our business;

•       defend our patents;

•       preserve the confidentiality of our trade secrets; and

•       operate without infringing the patents and proprietary rights of third parties.

As of December 31, 2006, we controlled approximately 317 patents and patent applications worldwide. Of these, 55 pertain to tezampanel and/or NGX426 (including 12 issued U.S. patents), 51 pertain to NGX267 and/or NGX292 (including 3 issued U.S. patents), 87 pertain to phenserine and/or Posiphen (including 3 issued U.S. patents), 40 pertain to BNC (including 2 issued U.S. patents), and 14 pertain to NGX555 (including 1 allowed U.S. patent application). Issued patents, and patents that may issue from these pending applications, would expire between 2010 and 2025. In accordance with the Hatch-Waxman Act in the United States, and corresponding legislation in certain foreign countries, patents covering our drug products may be eligible for up to five years of patent term restoration.

Trademarks, Trade Secrets and Other Proprietary Information

We own the TORREYPINES THERAPEUTICS & Design trademark, which is registered in the U.S. and in Japan, Canada, and the European Community. We also own our Tree Logo trademark, which is registered in the U.S. Additionally, we own the POSIPHEN trademark, which is registered or pending in approximately 25 countries.

To protect our trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators to execute confidentiality agreements when they begin to work with us. Additionally, we require our employees, scientific advisors and consultants to assign any inventions developed as a result of their relationship with us to TorreyPines. While these agreements provide a certain degree of protection of our proprietary information and internally developed technologies, they do not provide protection in the event of unauthorized disclosure of such information.

Manufacturing and Supply

We currently have no manufacturing capabilities and rely, or will rely, on third parties for the preclinical or clinical supplies of each of our product candidates. We do not currently have relationships for redundant supply or a second source for any of our product candidates. However, we believe that there are alternate sources of supply that can satisfy our preclinical and clinical trial requirements without significant delay or material additional costs.

Since our product candidates are all in an early stage of development, there is no commercial process developed for the synthesis of active pharmaceutical ingredient, or API, for any of our compounds. In addition, we have not identified final market formulations and delivery systems for any of our product candidates. We must rely upon third party vendors to achieve a final commercial process for API and to obtain FDA approval for both the API process and the drug product. Our reliance on third party vendors may result in delays, significant and unanticipated costs, or yield lower than anticipated amounts of product.

Commercial quantities of any products we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations for Good Manufacturing Practices. We plan to rely on third parties to manufacture commercial quantities of any products we successfully develop. We believe that there are several manufacturing sources available to us on commercially reasonable terms to meet our clinical requirements as well as any commercial production requirements.

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. We may establish a small, specialty sales and marketing capability in the United States if and when we obtain regulatory approval for tezampanel for the treatment of migraine.

To market tezampanel outside of the United States, or if and when the oral migraine treatment, NGX426, obtains regulatory approval, or in situations or markets where a more favorable return may be realized through licensing commercial rights to a third party, we may license a portion or all of our commercial rights in a territory to a third party in exchange for one or more of the following: up-front payments, research funding, development funding, milestone payments and royalties on product sales.

Given the early stage of development, we do not have a sales and marketing plan for our CIAS and Alzheimer’s disease product candidates. In order to participate in the commercialization of any of our products, we must develop these capabilities on our own or in collaboration with third parties. Alternatively, we may also choose to hire a third party to provide sales personnel instead of developing our own staff.

Government Regulation

FDA Requirements for New Drug Compounds

The research, testing, manufacture and marketing of pharmaceutical products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicial sanctions, including:

•       suspension of review or refusal to approve pending applications;

•       product seizures;

•       recalls;

•       withdrawal of product approvals;

•       restrictions on, or prohibitions against, marketing its products;

•       fines;

•       restrictions on importation of its products;

•       injunctions;

•       debarment; and

•       civil and criminal penalties.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•       preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLPs;

•       submission to the FDA of an IND which must become effective before clinical, or human, testing may commence;

•       adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which FDA approval is sought according to good clinical practices;

•       submission to the FDA of an NDA;

•       satisfactory completion of an FDA Advisory Committee review, if applicable;

•       satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP; and

•       FDA review and approval of the NDA.

Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as toxicology studies to assess the safety of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical testing are then submitted to the FDA as part of an IND application.

An IND, which must be approved before human clinical trials may begin, will automatically become effective 30 days after the FDA receives it, unless the FDA raises concerns or questions about the IND. If the FDA has questions or concerns, they must be resolved to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND process can result in substantial delay and expense.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, among other things. Each protocol involving testing in the United States must be submitted to the FDA as part of the IND. In addition, an institutional review board, or IRB, at each site at which the clinical trial is conducted must approve the protocols, protocol amendments and informed consent documents for patients. All clinical trial participants must provide their informed consent in writing.

Clinical trials to support a new drug application for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I clinical trials, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess safety, including side effects associated with increasing doses, metabolism, pharmacokinetics and pharmacological actions. Phase II clinical trials usually involves trials in a limited patient population, usually several hundred people, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied. In certain patient populations, accelerated approval is available based on Phase II clinical trial data. A Phase IIa clinical trial is typically designed to obtain proof-of-concept data and determine if the product candidate has an effect on a limited number of patients. A clinical trial designed to generate efficacy data but that is not expected to satisfy FDA criteria for NDA approval is sometimes referred to as a Phase IIb clinical trial. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate clinical efficacy and safety within an expanded patient population, usually several hundred to several thousand subjects, typically at geographically dispersed clinical trial sites. Phase I, Phase II or Phase III clinical trials of any product candidate may not be completed successfully within any specified time period, if at all.

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive preclinical studies and clinical trials and other detailed information, including, information relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of NDAs are generally subject to substantial application user fees, currently exceeding $750,000, and the sponsor and/or manufacturer under an approved application are also subject to annual product and establishment user fees, currently exceeding $40,000 per product and $250,000 per establishment. Additional user fees exceeding $300,000 apply for NDA supplements containing clinical data. Fees are waived for the first pre-market application from companies with gross sales of less than $30 million. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has agreed to certain performance goals in the review of most NDAs. Applications for non-priority drug products are generally reviewed within 12 months. Applications for priority drugs, such as those that address an unmet medical need, are generally reviewed within 6 months. The review process can be significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission.

The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. Also, before approving an NDA, the FDA will inspect the facility or the facilities at which the product is manufactured to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity.

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. If the FDA’s evaluation of the NDA submission is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. A not approvable letter outlines the deficiencies in the submission and may require additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. In addition, a product approval may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The FDA has various programs, including FastTrack designation, accelerated approval and priority review that are intended to expedite or simplify the process for reviewing certain drugs. Specifically, drug products that are intended for the treatment of serious or life-threatening conditions and demonstrate the potential to address unmet medical needs may be eligible for FastTrack designation and/or accelerated approval. Products may qualify for accelerated approval based on adequate and well-controlled Phase II clinical trial results that establish that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug product receiving FastTrack or accelerated approval perform post-marketing clinical trials. In addition, if a drug product would provide a significant improvement compared to marketed products, it may be eligible to receive priority review, which shortens the time in which the FDA acts on the sponsor’s application. Even if a drug product qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or the time period for FDA review or approval will not be shortened.

After an NDA is approved, the approved drug will be subject to certain post-approval requirements, including a requirement to report adverse events and to submit annual reports. In addition, a supplemental NDA may be required for approval of changes to the originally approved indication, prescribing information, product formulation, and manufacturing and testing requirements. Following approval, drug products are required to be manufactured and tested for compliance with NDA and/or compendia specifications prior to release for commercial distributions. The manufacture and testing must be performed in approved manufacturing and testing sites that comply with cGMP requirements and are subject to FDA inspection authority.

Approved drugs must be promoted in a manner that is consistent with their terms and conditions of approval, and that is not false or misleading. In addition, the FDA requires substantiation of any claims of superiority of one product over another, generally through adequate and well-controlled head-to-head clinical trials. To the extent that market acceptance of our product candidates may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our expenses.

Once an NDA is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients, strength, dosage form, route of administration and conditions of use, and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Generally, an ANDA applicant is required only to conduct bioequivalence testing, and is not required to conduct or submit results of preclinical or clinical tests to prove the safety or efficacy of its drug product. Drugs approved in this way, commonly referred to as “generic equivalents” to the listed drug, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, indication or route of administration or combination, if one of the clinical trials conducted was essential to the approval of the application and was conducted or sponsored by the applicant. During this three year period, the FDA cannot grant effective approval of an ANDA based on that listed drug. Federal law also provides a period of exclusivity for five years following the approval of a drug containing a new chemical entity, except that an ANDA may be submitted after four years following the approval of the original product if the ANDA challenges a listed patent as invalid or not infringed.

Applicants submitting an ANDA are required to make a certification with regard to any patents listed for an innovative drug, stating that either there are no patents listed in the Orange Book for the innovative drug, any patents listed have expired, the date on which the patents will expire, or that the patents listed are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of the drug for which the ANDA is submitted. If an ANDA applicant certifies that it believes all listed patents are invalid or not infringed, it is required to provide notice of its ANDA submission and certification to the NDA sponsor and the patent owner. If the patent owner, its representatives, or the approved application holder, who is an exclusive patent licensee, then initiates a suit for patent infringement against the ANDA sponsor within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA until either 30 months have passed or there has been a court decision holding that the patents in question are invalid or not infringed. On the other hand, if a suit for patent infringement is not initiated within the 45 days, the ANDA applicant may bring a declaratory judgment action.

If the ANDA applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then the FDA cannot grant effective approval of the ANDA until those patents expire. The first ANDA submitting a substantially complete application certifying that all listed patents for a particular product are invalid or not infringed may qualify for a period of 180 days of exclusivity against other generics, which begins to run after a final court decision of invalidity or non-infringement or after the applicant begins marketing its product, whichever occurs first, during which time subsequently submitted ANDAs cannot be granted effective approval. If more than one applicant files a substantially complete ANDA on the same day, each such first applicant will be entitled to share the 180-day exclusivity period, but there will only be one such period, beginning on the date of the first marketing by any of the first applicants.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or the courts in ways that may significantly affect our business and products candidates. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

Foreign Regulation of New Drug Compounds

Approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. In general, each country has its own procedures and requirements, many of which are time consuming, expensive, and may require additional studies prior to marketing the product. Also, the time required may differ from that required for FDA approval. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations may be granted at a centralized level, a decentralized level or a national level. The centralized procedure provides a single marketing authorization valid in all European Union member states, and is mandatory for the approval of most medicinal products, including certain biotechnology products. The decentralized procedure allows an applicant to seek market authorizations in several designated member states at once, and a national market authorization provides an authorization valid in only one member state. All medicinal products that are not subject to the centralized procedure and which have received at least one marketing authorization in another member state may receive additional marketing authorizations from other member states through a mutual recognition procedure.

Hazardous Materials

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and the production of waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

Employees

As of December 31, 2006, we had 43 full-time employees, 32 of whom were engaged in research and development and 11 of whom were engaged in management, administration and finance. Of our employees, more than half hold advanced degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Company Website

We maintain a website at www.torreypinestherapeutics.com. We make available free of charge on our website our periodic and current reports as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission, or SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.

We were initially incorporated in Nevada on July 29, 1997 as Axonyx Inc. In October 2006, we were reincorporated in Delaware and changed our name to TorreyPines Therapeutics, Inc. Our principal executive offices are located at 11085 North Torrey Pines Road, Suite 300, La Jolla, CA 92037, and our telephone number is (858) 623-5665.

Item 1A.   Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this annual report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

We expect to continue to incur net operating losses for the next several years and may never achieve profitability.

We have incurred net operating losses every year since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $73.0 million. Over the next several years we expect a significant increase in our operating losses as we conduct additional research, development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current collaboration and licensing agreements. Given the risks associated with discovery, development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

•       successful completion of ongoing and future clinical trials for our product candidates;

•       achievement of regulatory approval for our product candidates;

•       successful completion of current and future strategic collaborations; and

•       successful manufacturing, sales, distribution and marketing of our products.

We do not anticipate that we will generate significant continuing revenue for several years. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Substantially all of our product candidates are at an early stage of development and only a portion of these are in clinical development. We cannot be certain that any of our product candidates will be successfully developed, receive regulatory approval, or be commercialized.

Our product candidates, other than phenserine, are at an early stage of development and we do not have any products that are commercially available. Our product candidates, tezampanel and NGX426 for migraine, phenserine and Posiphen for Alzheimer’s disease, and NGX267 for CIAS are currently in clinical development. Our other product candidates, NGX292, a muscarinic agonist, BNC, a butyrylcholinesterase inhibitor and NGX555, a gamma-secretase modulator, are in preclinical development. We will need to perform additional development work and conduct further clinical trials for all of our product candidates before we can seek the regulatory approvals necessary to begin commercial sales.

Success in preclinical testing and early clinical trials does not mean that later clinical trials will be successful. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In future clinical trials with larger or somewhat different populations, results from early clinical trials may not be reproduced and analysis of new or additional data may not demonstrate sufficient safety and efficacy to support regulatory approval of a product candidate.

Additionally, preclinical studies and clinical trials are expensive, can take many years, and have an uncertain outcome. Product candidates may not be successful in clinical trials for a number of reasons, including, but not limited to, the failure of a product candidate to be safe and efficacious, the results of later stage clinical trials not confirming earlier clinical results, or clinical trial results not being acceptable the FDA or other regulatory agencies.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval and begin commercialization for a number of years, if at all. Even if we were to ultimately receive regulatory approval for one or more of our product candidates, we may be unable to successfully commercialize them for a variety of reasons including:

•       the availability of alternative treatments;

•       the product not being cost effective to manufacture and sell;

•       limited acceptance in the marketplace; and

•       the effect of competition with other marketed products.

The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. Additionally, any regulatory approval to market a product may be subject to the imposition by such regulatory agency of limitations on the indicated uses. These limitations may reduce the size of the market for the product. If we fail to commercialize one or more of our current product candidates, our business, results of operations, financial condition, and prospects for future growth will be materially and adversely affected.

Delays in the commencement or completion of clinical testing of our product candidates could result in increased costs to us and delay our ability to generate significant revenues.

We cannot predict whether we will encounter problems with any of our planned clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, or delay the analysis of data from our ongoing clinical trials. Any of the following factors could delay the clinical development of our product candidates:

•       ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of one or more clinical trials;

•       delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical trial sites selected for participation in a clinical trial;

•       delays or slower than anticipated enrollment of participants into clinical trials;

•       lower than anticipated retention rate of participants in clinical trials;

•       need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•       inadequate supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•       unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•       serious, unexpected or undesirable side effects experienced by participants in the clinical trials that delay or preclude regulatory approval or limit the commercial use or market acceptance if approved;

•       findings that the clinical trial participants are being exposed to unacceptable health risks;

•       placement by the FDA of a clinical hold on a clinical trial;

•       restrictions on or post-approval commitments with regard to any regulatory approval we ultimately obtain that renders a product candidate not commercially viable; and

•       unanticipated cost overruns in preclinical and clinical trials.

In addition, once a clinical trial has started, it may be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•       failure to conduct the clinical trial in accordance with regulatory requirements;

•       inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•       negative clinical trial results;

•       adverse events or negative side-effects experienced by the clinical trial participants; or

•       lack of adequate funding to continue the clinical trial.

We will need to reach agreement with the FDA on the targeted endpoints for our clinical trials. In some cases, the FDA may not have validated endpoints established, and we may work with the FDA to potentially design and validate one or more endpoints. The FDA may not approve any or all of the endpoints and they may ultimately decide that the endpoints are inadequate to demonstrate the safety and efficacy levels required for regulatory approval. Our failure to adequately demonstrate the safety and efficacy of our product candidates would jeopardize our ability to achieve regulatory approval for, and ultimately to commercialize, the product candidates.

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target population, the nature of the clinical trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disorder or disease, the eligibility criteria for our clinical trials and competing clinical trials. Delays in enrollment can result in increased costs and longer development times. Failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of participants than we may project for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner.

Additionally, enrolled participants may drop out of clinical trials, which could impair the validity or statistical significance of the clinical trials. A number of factors can lead participants in a clinical trial to discontinue participating in the clinical trial, including, but not limited to: the inclusion of a placebo arm in the clinical trial; possible lack of effect of the product candidate being tested at one or more of the dose levels being tested; adverse side effects experienced by the participant, whether or not related to the product candidate; and the availability of alternative treatment options.

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time if we or they believe the participants in such clinical trials, or in independent third-party clinical trials for product candidates based on similar technologies, are being exposed to unacceptable health risks or for other reasons. In addition, it is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected or the development of any of our other product candidates. If we experience significant delays in the commencement or completion of clinical testing, financial results and the commercial prospects for the product candidates will be harmed, costs will increase and our ability to generate revenue will be delayed.

We expect to complete a Phase IIb clinical trial of tezampanel in 2007, and our stock price could decline significantly if the results are not favorable or are not viewed favorably.

In the second half 2007, we expect to complete a Phase IIb clinical trial currently in progress for tezampanel. The results of this clinical trial may not be favorable or viewed favorably by us or third parties, including investors and analysts. Biopharmaceutical company stock prices have declined significantly in certain instances where clinical results were not favorable, were perceived negatively or otherwise did not meet expectations. Unfavorable results or negative perceptions regarding the results of our clinical trials of tezampanel, or any of our other product candidates, could cause our stock price to decline significantly.

We rely on third parties to assist us in conducting clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on, and intend to continue to rely on, third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. Our reliance on these third parties for development activities reduces our control over these activities. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of third-party contractors we could engage to continue these activities, replacing a third-party contractor may result in a delay of the affected trial. Accordingly, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

We have licensed rights to product candidates tezampanel and NGX426 from Eli Lilly. Eli Lilly has rights of termination under the license agreement, which if exercised would adversely affect our business.

In April 2003, we entered into an agreement with Eli Lilly to obtain an exclusive license from Eli Lilly to their AK antagonist assets including tezampanel, as well as NGX426. Pursuant to the license agreement we have obligations to make payments to Eli Lilly under the agreement and to use commercially reasonable efforts to develop and commercialize the product candidates, including achievement of specified development events within specified timeframes. Eli Lilly may terminate the agreement for uncured material breach of the agreement by us, including any breach of our diligence obligations. If Eli Lilly were to terminate the agreement, we would lose rights to the AK antagonist product candidates, and our business would be adversely affected.

We have licensed rights to product candidates NGX267 and NGX292 from LSRI and LSRI has rights of termination under the license agreement, which if exercised would adversely affect our business.

In May 2004, we entered into an agreement with LSRI to obtain an exclusive license from LSRI to their muscarinic agonist assets NGX267 and NGX292. We have obligations to make payments to LSRI under the agreement and to use commercially reasonable efforts to develop and commercialize the product candidates subject to the agreement, including achievement of specified development events within specified timeframes. LSRI may terminate the agreement for uncured material breach of the agreement by us, including any breach of our diligence obligations. If LSRI were to terminate the agreement, we would lose rights to the muscarinic agonist product candidates, and our business would be adversely affected.

We depend on Eisai for funding for our gamma-secretase modulator program and Alzheimer’s disease genetics research program. Eisai has the first right to obtain rights to gene targets and compounds resulting from these programs, which could delay or limit our ability to develop and commercialize these gene targets and compounds.

In February 2005, we entered into an agreement with Eisai to discover small molecule gamma-secretase modulator compounds useful in the treating Alzheimer’s disease in humans. The agreement had an initial two-year term which Eisai elected to extend for an additional 12 months. In October 2005, we entered into an agreement with Eisai to discover gene targets useful in treating or preventing Alzheimer’s disease in humans. This agreement also has a two-year term and may be extended by Eisai for up to an additional 12 months. We depend upon Eisai to provide funding for the research we conduct under each of these agreements. If Eisai were to cease funding these programs for any reason, we would need to provide our own funding for the programs, seek a strategic partner for further work on the programs, raise additional funding, or curtail or abandon the programs.

During the term of the respective agreements, Eisai has exclusive first rights of negotiation and refusal with regard to a license, collaboration or other arrangement regarding compounds discovered and validated in the course of the gamma-secretase modulator program or gene targets discovered and validated in the course of the Alzheimer’s disease genetics research program, as applicable. These rights held by Eisai may delay or limit our ability to enter into a license, collaboration or other arrangement with a third party for any compounds resulting from the gamma-secretase modulator program or gene targets resulting from the Alzheimer’s disease genetic research program.

We have an agreement providing Johnson & Johnson Development Corporation the first right to obtain rights to our M1 agonist program, which could delay or limit our ability to develop and commercialize these product candidates.

We have an agreement with Johnson & Johnson Development Corporation, or JJDC, regarding our research and development work into the effects of using M1 agonists, such as NGX267 and NGX292, in the treatment of CNS diseases and disorders. Upon completion of a specified level of development of our lead M1 agonist, we are obligated to provide results for the compound to JJDC.

For a specified period following receipt of the results, or at an earlier time as agreed to by both parties, JJDC has the exclusive right of first negotiation with us regarding our intellectual property rights or products related to our M1 agonist program. These rights held by JJDC may delay or limit our ability to enter into a transaction with a third party for our M1 agonist product candidates.

If we fail to enter into and maintain collaborations for our product candidates, we may have to reduce or delay product development or increase expenditures.

Our strategy for developing, manufacturing, and commercializing potential products includes establishing and maintaining collaborations with pharmaceutical and biotechnology companies to advance some of our programs and share expenditures with partners on those programs. We may not be able to negotiate future collaborations on acceptable terms, if at all. If we are not able to establish and maintain collaborative arrangements, we may have to reduce or delay further development of some programs or undertake the development activities at our own expense. If we elect to increase capital expenditures to fund development programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms or at all. Even if we do succeed in securing such collaborations, we may not be able to maintain them if, for example, objectives under the agreement are not met, the agreement is terminated or not renewed, development or approval of a product candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaborations could delay the development and commercialization of our product candidates and reduce their competitiveness, even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

If our strategic partners do not devote adequate resources to the development and commercialization of our product candidates, we may not be able to commercialize our products and achieve revenues.

We may enter into collaborations with other strategic partners with respect to our product candidates. If we enter into any such collaborations, we may have limited or no control over the amount and timing of resources that our partners dedicate to the development of our product candidates. Our ability to commercialize products we develop with our partners and generate royalties from product sales will depend on the partner’s ability to assist us in establishing the safety and efficacy of our product candidates, obtaining regulatory approvals and achieving market acceptance of products. Our partners may elect to delay or terminate development of a product candidate, independently develop products that could compete with our products, or not commit sufficient resources to the marketing and distribution of products under the collaboration. If our partners fail to perform as expected under the collaborative agreements, our potential for revenue from the related product candidates will be dramatically reduced. In addition, revenue from our future collaborations may consist of contingent payments, such as payments for achieving development and commercialization milestones and royalties payable on sales of any successfully developed drugs. The milestone, royalty or other revenue that we may receive under these collaborations will depend upon both our ability and our partner’s ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and, accordingly, will depend entirely on our partners.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

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

•       the costs of goods and manufacturing expenses; and

•       the costs of establishing or contracting for sales and marketing capabilities.

We do not anticipate that we will generate significant continuing revenue for several years, if at all. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or commercialization efforts.

We do not have internal manufacturing capabilities. If we fail to develop and maintain supply relationships with collaborators or other third-party manufacturers, we may be unable to develop or commercialize our products.

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for future collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. None of our current product candidates have been manufactured on a commercial scale. We and our third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in clinical trials and regulatory submissions, in the commercialization of product candidates or, if any product candidate is approved, in the recall or withdrawal of the product from the market. Our inability to enter into or maintain agreements with capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenue and could prevent us from achieving profitability.

We have supplies of tezampanel, NGX426 and NGX267 that we expect to need for current clinical trials. We will need to identify and reach agreement with third parties for the supply of our product candidates for future clinical trials. We do not have long-term supply agreements with third parties, and we may not be able to enter into supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of our product candidates they can produce or the chemicals that we can purchase. Any interruption or delay we experience in the supply of our product candidates or the chemicals may impede or delay such product candidates’ clinical development and cause us to incur increased expenses associated with identifying and qualifying one or more alternate suppliers.

In addition, we, our future collaborators or other third-party manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. In addition, product manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services and may be inspected by the California Department of Health Services at any time. We, our collaborators or other third-party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

We currently have no marketing or sales staff. If we are unable to enter into or maintain collaborations with marketing partners or if we are unable to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential products and we may be unable to generate significant revenues.

We may elect to commercialize some of the products we are developing on our own, with or without a partner, where those products can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. We currently have no sales, marketing or distribution capabilities. To be able to commercialize our own products, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time consuming and could delay or limit our ability to commercialize products.

To commercialize any product candidate that we decide not to market on our own, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. If we are unable to enter into such collaborations on acceptable terms, we may not be able to successfully commercialize those products.

To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenue is likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable and the price of our common stock may be negatively affected.

Many of our product candidates are new therapies for chronic pain, CIAS and Alzheimer’s disease, and we do not know whether these product candidates will yield commercially viable products or receive regulatory approval.

Tezampanel and NGX426 are antagonists of the AK receptors. They are part of a new class of compounds that block the AK receptors and, in turn, stop the transmission of pain signals. These product candidates may represent a novel approach to the management of chronic pain, including migraine and neuropathic pain. There are currently no approved products for chronic pain that are AK antagonists. As a result, we cannot be certain that our product candidates will result in commercially viable drugs that safely and effectively treat chronic pain indications such as migraine or neuropathic pain.

NGX267 and NGX292 are muscarinic agonists with functionally specific M1 receptor activity that we intend to develop for the treatment of CIAS. There are currently no approved therapies for the treatment of CIAS. Therefore, in order to successfully commercialize our product candidates, we will need to agree with the FDA and other applicable regulatory agencies on clinical trial endpoints regarding safety and efficacy. Given the lack of current treatments for CIAS, we may be unable to agree on the endpoints or successfully complete clinic trials that demonstrate that such endpoints, if agreed to, have been met. Any delay in agreeing to clinical trial endpoints or in achieving those endpoints will prevent us from commercializing our product candidates.

NGX267 and NGX292 as well as NGX555, a gamma-secretase modulator, are product candidates for Alzheimer’s disease. These product candidates belong to classes of compounds that have been or are being studied as a treatment for Alzheimer’s disease, but there are no approved muscarinic agonist products or gamma-secretase modulator products for Alzheimer’s disease. As a result, we cannot be certain that our product candidates will safely and effectively improve the symptoms of Alzheimer’s disease or modify the progression of the disease or result in commercially viable drugs.

If our product candidates do not achieve market acceptance among physicians, patients, health care payors and the medical community, they will not be commercially successful and our business will be adversely affected.

The degree of market acceptance of any of our approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including:

•       acceptable evidence of safety and efficacy;

•       relative convenience and ease of administration:

•       the prevalence and severity of any adverse side effects;

•       availability of alternative treatments;

•       pricing and cost effectiveness;

•       effectiveness of sales and marketing strategies; and

•       ability to obtain sufficient third-party coverage or reimbursement.

If we are unable to achieve market acceptance for our product candidates, then such product candidates will not be commercially successful and our business will be adversely affected.

If our efforts to discover new product candidates do not succeed, and product candidates that we recommend for clinical development do not actually begin clinical trials, our business will suffer.

We intend to use our proprietary technologies and expertise in Alzheimer’s disease and related neurodegenerative diseases and disorders to discover, develop and commercialize new products for the treatment and prevention of these diseases and disorders. Once recommended for development, a product candidate undergoes drug substance scale up, preclinical testing, including toxicology tests, and formulation development. If this work is successful, an IND would need to be prepared, filed, and approved by the FDA and the product candidate would then be ready for human clinical testing.

The process of researching, discovering, and conducting preclinical testing on product candidates is expensive, time-consuming and unpredictable. If we are unable to advance our product candidates to clinical trials our business will be adversely affected.

If we fail to attract and keep key management and scientific personnel, we may be unable to develop or commercialize our product candidates successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our senior management could delay or prevent the commercialization of our product candidates. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice, subject to the terms contained in their respective employment agreements and offer letters.

Competition for qualified personnel in the biotechnology field is intense. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

Companies and universities that have licensed product candidates to us for research, clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products.

Licensing our product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. Our partners who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization of successful new drug products from our research program is likely to attract additional research by our licensors in addition to other investigators who have experience in developing products for the CNS market. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may result in unfavorable accounting charges or may require us to change our compensation policies to avoid such charges.

Our management will be required to devote substantial time to comply with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, impose various requirements on public companies, including corporate governance practices. Our management and other personnel will have to meet these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting and related expense and expend significant management efforts. We will need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Global Market, SEC or other regulatory authorities.

We are a defendant in a class action lawsuit and a stockholder derivative lawsuit which, if determined adversely, could have a material adverse affect on us.

A class action securities lawsuit and a stockholder derivative lawsuit was filed against us prior to the Merger, as described under “Part I, Item 3—Legal Proceedings.” We are defending against these actions vigorously; however, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. We have purchased liability insurance, however, if any costs or expenses associated with the litigation  exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and share price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

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

Fluctuations in currency exchange rates may negatively impact our business.

We currently have operations in Belgium and conduct clinical trials in Europe. Costs resulting from our operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates. Further, we incur other operating expenses, including expenses related to clinical trials, which are denominated in Euros and other local currencies. Significant fluctuations in the currency exchange rates and general economic conditions in the countries in which we do business, could harm our operating results.

The carrying value of our investment in OXIS International may face future impairment.

We account for our investment in OXIS under the equity method of accounting following accounting principles bulletin (APB) No. 18. Any impairment charge would be required if we determined that any reduction in the OXIS market value over the carry value was permanent.

Risks Related to Our Intellectual Property

Our success depends upon our ability to protect our intellectual property and proprietary technologies.

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, as well as successfully defending our patents against third-party challenges. We will only be able to protect our product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties and proprietary information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect this information. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe on its technology, it may face a number of issues, including:

•       infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert management’s attention from its core business;

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

•       if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to its technology; and

•       redesigning our products or processes so they do not infringe, which may not be possible or may require substantial funds and time.

We may also be subject to claims that we or our employees, who were previously employed at universities or other biotechnology or pharmaceutical companies, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Industry

Our product candidates are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign governmental authorities. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, although members of our management have drug development and regulatory experience, as a company we have not previously filed the marketing applications necessary to gain regulatory approvals for any product. This lack of experience may impede our ability to obtain FDA marketing approval in a timely manner, if at all, for the product candidates we are developing and commercializing. We will not be able to commercialize our product candidates in the U.S. until we obtain FDA approval and in other countries until we obtain approval by comparable governmental authorities. Any delay in obtaining, or inability to obtain, these approvals would prevent us from commercializing our product candidates.

Even if any of our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

If any of our product candidates receive regulatory approval, the FDA and foreign regulatory authorities may still impose significant restrictions on the uses or marketing of the product candidates or impose ongoing requirements for post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continuing review and periodic inspections. If previously unknown problems with a product or its manufacturing facility are discovered, a regulatory agency may impose restrictions on that product, us, or our partners, including requiring withdrawal of the product from the market. Our candidates will also be subject to ongoing FDA requirements for submission of safety and other post-market information. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•       issue warning letters;

•       impose civil or criminal penalties;

•       suspend regulatory approval;

•       suspend any ongoing clinical trials;

•       refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

•       impose restrictions on operations, including costly new manufacturing requirements; or

•       seize or detain products or require a product recall.

In order to market any products outside of the U.S., we and our partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S., including the risk that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we and our partners fail to comply with applicable foreign regulatory requirements, we and our partners may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

If our competitors have products that are approved faster, marketed more effectively or demonstrated to be more effective than our products, then our commercial opportunity will be reduced or eliminated.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Due to the high demand for treatments for CNS diseases and disorders, research is intense and new treatments are being sought out and developed by our competitors.

In addition, many other competitors are developing products for the treatment of the diseases we are targeting and if successful, these products could compete with our products. If we receive approval to market and sell any of our product candidates, we may compete with these companies and their products as well as others in varying stages of development.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than ours, or that would render our product candidates obsolete and noncompetitive. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent the commercial success of our product candidates.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect our:

•       ability to set a price we believe is fair for our products;

•       ability to generate revenues and achieve profitability;

•       future revenues and profitability of potential customers, suppliers and collaborators; and

•       the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, a new Medicare prescription drug benefit program began in 2006. While we cannot predict the full outcome of the implementation of this legislation or whether any future legislative or regulatory proposals affecting our business will be adopted, the announcement or adoption of these proposals could materially and adversely affect our business, financial condition, and results of operations.

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of its product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our results of operations.

Product liability claims may harm our business if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourself against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•       decreased demand for our product candidates;

•       injury to our reputation;

•       withdrawal of clinical trial participants;

•       costs of related litigation;

•       substantial monetary awards to patients or other claimants;

•       loss of revenues; and

•       the inability to commercialize our product candidates.

We have product liability insurance that covers our clinical trials, up to an annual aggregate limit of $5.0 million. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time-consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

Risks Related to our Common Stock

Our stock price has been, and is expected to continue to be, volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Anti-takeover provisions in our stockholder rights plan and in our certificate of incorporation and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition difficult.

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

Our largest stockholders may take actions that are contrary to your interests, including selling their stock.

A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders may support competing transactions and have interests that are different from yours. In addition, the average number of shares of our stock that trade each day is generally low. As a result, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

Our management has significant flexibility in applying our cash resources and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which may cause our stock price to decline.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

There is only a limited trading market for our common stock and it is possible that investors may not be able to sell their shares easily.

There is currently only a limited trading market for our common stock. Our common stock trades on the Nasdaq Global Market under the symbol “TPTX” with very limited trading volume. We cannot assure investors that a substantial trading market will be sustained for our common stock.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.           Properties.

We lease approximately 20,000 square feet of laboratory and office space in La Jolla, California, under a lease that expires in February 2009. We also lease approximately 400 square feet in Leuven, Belgium, under a lease that expires in August 2007. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.           Legal Proceedings.

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a current director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. The motion to dismiss is pending.

The class action plaintiffs allege generally that our Phase III phenserine development program was subject to alleged errors of design and execution which resulted in the failure of the first Phase III phenserine trial to show efficacy. Plaintiffs allege the defendants’ failure to disclose the alleged defects resulted in the artificial inflation of the price of our shares during the class period.

There is also a shareholder derivative suit pending in New York Supreme Court, New York County, against our current and former directors and officers. The named defendants are Marvin S. Hausman, M.D., Gosse B. Bruinsma, M.D., S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Ph.D., Gerard J. Vlak, Ralph Snyderman, M.D. and Michael A. Griffith. Defendants are alleged to have breached their duties to the company and misused inside information regarding clinical trials of phenserine. This action has been stayed pending further developments in the federal class action.

The complaints seek unspecified damages. We believe the complaints are without merit and we intend to defend these lawsuits vigorously. However, we cannot make assurances that we will prevail in these actions, and, if the outcome is unfavorable to us, our reputation, operations and share price could be adversely affected.

Item 4.           Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.            Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Our common stock is currently traded on the Nasdaq Global Market, under the symbol “TPTX.” Prior to October 3, 2006, when we completed the Merger, our common stock was traded under the symbol “AXYX.”  On October 3, 2006, we effected a reverse stock split pursuant to which each eight shares of our common stock were converted into one share of our common stock. The share-related information presented in this Form 10-K has been adjusted to reflect the reverse stock split.

The following table sets forth the range of high and low sales prices of our common stock for the quarterly periods indicated, as reported by Nasdaq (adjusted for the 8-for-1 reverse stock split which occurred on October 3, 2006). Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2006:
First Quarter	$10.00	$6.64
Second Quarter	11.60	6.40
Third Quarter	9.12	6.64
Fourth Quarter	9.00	6.15
Year Ended December 31, 2005:
First Quarter	$50.24	$9.20
Second Quarter	13.04	8.80
Third Quarter	12.64	7.92
Fourth Quarter	9.52	6.32

Holders

As of March 15, 2007, there were 355 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, cash requirements, expansion plans, financial condition and other relevant factors.

Stock Price Performance Graph

The information included under the heading “Stock Performance Graph” included in Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash for the period of December 31, 2001 through December 31, 2006, in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TorreyPines Therapeutics, Inc. (known as Axonyx Inc. prior to 10/03/06),
The NASDAQ Composite Index And The Nasdaq Biotechnology Index

*       $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.           Selected Financial Data.

Prior to October 3, 2006 we were known as Axonyx Inc. On October 3, 2006, we completed the Merger with TorreyPines Therapeutics, Inc. (now known as TPTX, Inc.). For accounting purposes, we were deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. In connection with the Merger, we changed our name to TorreyPines Therapeutics, Inc. and effected an 8-for-1 reverse stock split of our Common Stock. Our financial statements reflect the historical results of TPTX, Inc. prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Axonyx Inc. prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 8-for-1 reverse split of our common stock on October 3, 2006.

The following consolidated selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$9,850	$7,967	$3,551	$3,644	$2,818
Operating expenses:
Research and development	22,353	17,317	11,379	14,735	8,158
General and administrative	3,971	2,588	2,399	1,629	1,261
Purchased in-process research and development	8,328	—	—	—	—
Total operating expenses	34,652	19,905	13,778	16,364	9,419
Loss from operations	(24,802)	(11,938)	(10,227)	(12,720)	(6,601)
Other income (expense), net	(575)	396	(129)	(383)	(169)
Net loss	(25,377)	(11,542)	(10,356)	(13,103)	(6,770)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(4,434)	(2,593)	(1,870)	(1,267)
Net loss attributable to common stockholders	(25,377)	(15,976)	(12,949)	(14,973)	(8,037)
Basic and diluted net loss per share attributable to common stockholders	$(8.18)	$(30.69)	$(25.99)	$(30.51)	$(16.51)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	3,100,852	520,588	498,127	490,809	486,864

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$55,383	$28,757	$27,629	$9,293	$16,072
Working capital	43,694	24,806	24,357	6,541	14,245
Total assets	63,435	31,104	29,888	12,942	20,526
Long-term debt, net of current portion	4,397	3,826	591	2,233	1,751
Redeemable convertible preferred stock	—	72,018	67,584	35,806	29,236
Accumulated deficit	(73,032)	(58,850)	(42,874)	(29,925)	(14,952)
Total stockholders’ (deficit) equity	44,569	(58,341)	(42,381)	(29,472)	(14,861)

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.

Overview

Prior to October 3, 2006 we were known as Axonyx Inc. On October 3, 2006, we completed a business combination, referred to as the Merger, with TorreyPines Therapeutics, Inc. (now known as TPTX, Inc.). For accounting purposes, we were deemed to be the acquired entity in the Merger. In connection with the Merger, we changed our name to TorreyPines Therapeutics, Inc. and effected an 8-for-1 reverse stock split of our Common Stock. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 8-for-1 reverse split of our common stock on October 3, 2006. All references to “TorreyPines,” “we,” “us,” “our” or the “Company” mean TorreyPines Therapeutics, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel small molecules to treat diseases and disorders of the CNS. Our therapeutic focus is in two areas: chronic pain, including migraine and neuropathic pain; and cognitive disorders, including CIAS and Alzheimer’s disease. Through our in-house discovery programs and strategic in-licensing, we have built a robust pipeline of eight product candidates for these indications.

We currently have two product candidates in clinical trials for chronic pain. We initiated a Phase IIb clinical trial of tezampanel, our lead product candidate for chronic pain, in October 2006. This clinical trial will evaluate the use of tezampanel for the abortive treatment of migraine. We expect to have top line results from this clinical trial in the second half of 2007. We are currently conducting a Phase I clinical trial for our follow-on product candidate for chronic pain, NGX426.

We currently have one product candidate in clinical trials for cognitive disorders. NGX267 is our lead product candidate for the treatment of cognitive impairment associated with schizophrenia, or CIAS. We have completed two Phase I clinical trials of NGX267. We initiated an additional Phase I clinical trial of NGX267 in March 2007. Assuming favorable results, we intend to initiate a Phase II clinical trial in the second half of 2007. The Phase II clinical trial would evaluate NGX267 for the treatment of CIAS. We expect that NGX267 would be used as adjunctive therapy to current antipsychotic therapy to treat schizophrenia. Our second product candidate for the treatment of CIAS, NGX292, is currently in preclinical development. In addition, although not the primary targeted indication, we may also evaluate NGX267 and NGX292 for the potential treatment of Alzheimer’s disease.

We also have four product candidates in development, and two programs in discovery focused on cognitive disorders. Phenserine, Posiphen, bisnorcymserine and NGX555 are in various stages of development for the treatment of Alzheimer’s disease. We have completed Phase III clinical trials of phenserine and are currently pursuing out-licensing opportunities. Phase I clinical trials have been completed on Posiphen. Bisnorcymserine and NGX555 are currently in preclinical development. Our two drug discovery programs are focused on discovering and validating small molecules and novel molecular targets for Alzheimer’s disease, and both programs are undertaken in collaboration with Eisai Co., Ltd., a leader in Alzheimer’s disease research.

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of December 31, 2006, our accumulated deficit was $73.0 million. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426, and NGX267.

We have not generated any revenue from product sales since inception and do not expect to generate any revenue from product sales for the next several years. Because our product candidates are at an early stage of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

We believe that our available cash and cash equivalents at December 31, 2006 will provide sufficient funds to enable us to meet our ongoing working capital requirements at least through December 31, 2007.

Financial Operations Overview

Revenue

All of our revenue to date has been derived from license and option fees and research funding from our strategic alliance agreements. We will continue to seek partners for some or all of our product candidates and drug discovery programs. In the future, we will seek to generate revenue from some or all of the following sources:

•       license and option fees from partners;

•       research funding from partners;

•       milestone payments from partners;

•       royalties from partners; and

•       product sales.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic alliance agreements, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval, our ability to generate future revenue, and our financial condition and results of operations, would be materially adversely affected.

Research and Development

Since inception, we have focused on discovery and development of novel small molecules to treat CNS diseases and disorders. We currently have five compounds with open INDs, three of which are in clinical trials:

•       Tezampanel, for the treatment of migraine, which has been studied in two Phase I clinical trials and five Phase IIa clinical trials and for which we began a Phase IIb clinical trial in October 2006;

•       NGX426, for the treatment of migraine, which has been studied in one Phase I clinical trial and for which we began a Phase I clinical trial in February 2007;

•       NGX267, for the treatment of CIAS, which has been studied in two Phase I single dose clinical trials and for which we began a Phase I multiple dose clinical trial in March 2007;

•       Phenserine, for the treatment of Alzheimer’s disease, which has been studied in three Phase III clinical trials and for which we are currently seeking development partners; and

•       Posiphen, for the treatment of Alzheimer’s disease, which has been studied in two Phase I clinical trials.

Research and development expense has represented approximately 65%, 87% and 83% of our total operating expenses for the years ended December 31, 2006, 2005 and 2004, respectively. We expense research and development costs as incurred. Research and development expense consists of expenses incurred in identifying, researching, developing and testing product candidates. These expenses primarily consist of the following:

•       compensation of personnel associated with research and development activities, including consultants;

•       fees paid to contract research organizations and professional service providers for independent monitoring and analysis of our clinical trials;

•       laboratory supplies and materials;

•       manufacturing product candidates for preclinical testing and clinical trials;

•       preclinical costs, including toxicology studies;

•       depreciation of equipment; and

•       allocated costs of facilities and infrastructure.

Because of the risks inherent in research and development, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of our programs, the anticipated completion dates of these programs, or the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates. If either we or any of our partners fail to complete any stage of the development of any potential products in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity.

General and Administrative

General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Purchased In-Process Research and Development

Purchased in-process research and development expense represents the fair value of certain of the intangible assets we acquired in the Merger for which technological feasibility had not been established and no alternative future uses exist for the technologies. We cannot predict if we will incur similar expenses in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Note 1 of the notes to our financial statements included in this Form 10-K includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. On an ongoing basis, our management evaluates its estimates and judgments, including those related to revenue, accrued expenses, in-process research and development and stock-based compensation. Our management bases its estimates on historical experience, known trends and events, and various other factors that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. To date we have recorded license and option fee revenue and research funding revenue from four research agreements with Eisai. The terms of the agreements typically include up-front payments to us of non-refundable license and/or option fees and, in some cases, payments for research efforts. Future agreements could also include milestone payments and royalty payments.

We recognize revenue from up-front non-refundable license and option fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research term. Amounts received for research funding for a specific number of full-time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Milestone payments, if any, will be recognized on achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty payments, if any, will be recognized on sale of the related product, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with its preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have been incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us. To date, we have been able to reasonably estimate these costs; however, as we increase the level of services performed on our behalf, it will become increasingly more difficult for us to estimate these costs, which could result in our reported expenses for future periods being too high or too low.

In-Process Research and Development

In connection with the Merger, we determined that a portion of the amount paid in the transaction was consideration for in-process research and development. The in-process research and development acquired in the Merger consisted of two product candidates under development for the treatment of Alzheimer’s disease. In-process research and development was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist for the technologies. Our valuation of the in-process research and development involved estimates and judgments and if we make additional acquisitions in the future, we may be required to make similar estimates and judgments.

Stock-Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and the fair value of restricted stock units granted using a Monte-Carlo simulation option-pricing model. The fair values of stock option and restricted stock unit awards are amortized over the requisite service periods of the awards. Both the Black-Scholes option valuation model and the Monte-Carlo simulation option-pricing model require the input of highly subjective assumptions, including the option or restricted stock unit’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense related to stock options is based on awards ultimately expected to vest, the stock-based compensation expense has been reduced for estimated forfeitures of stock options. Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock option forfeitures were estimated based on historical experience. We may elect to use different assumptions under both the Black-Scholes option valuation model or the Monte-Carlo simulation option-pricing model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

Comparison of the Year Ended December 31, 2006 and 2005

The following table summarizes our results of operations with respect to the items set forth in such table for the years ended December 31, 2006 and 2005, in thousands, together with the change in such items in dollars and as a percentage.

	Years Ended December 31
	2006	2005	$ Change	% Change
Revenue	$9,850	$7,967	$1,883	24%
Research and development expenses	22,352	17,317	5,035	29%
General and administrative expenses	3,971	2,588	1,383	53%
Purchased in-process research and development	8,328	—	8,328	n/a
Interest income	1,559	774	785	101%
Interest expense	994	290	704	243%

Revenue.   Revenue increased to $9.9 million in 2006 from $8.0 million in 2005. The $1.9 million increase is the result of two research agreements entered into with Eisai in February and October of 2005.

Research and development expense.   Research and development expense increased to $22.3 million in 2006 from $17.3 million in 2005. The $5.0 million increase was primarily attributable to an increase in development expense of $5.7 million, offset by a decrease in research expense of $0.7 million.

Approximately $3.9 million of the increase in development expense is due to our clinical trials and the remaining $1.8 million is due to an increase in licensing costs. In 2005 we initiated Phase I clinical trials for tezampanel and NGX267. These were the only clinical trials we conducted during 2005. Our clinical trial activities during 2006 included the following:

•       completed a Phase I clinical trial for tezampanel;

•       initiated and completed a second Phase I trial for NGX267;

•       filed an IND with the FDA for NGX426;

•       initiated and completed a Phase I clinical trial on NGX426; and

•       initiated a Phase IIb clinical trial on tezampanel.

Licensing costs were higher in 2006 compared to 2005 because we achieved certain milestones under the 2004 license agreement we have with LSRI.

The $0.7 million decrease in research expense was due to reduced research funding costs associated with the 2004 LSRI agreement and reduced depreciation expense.

General and administrative expense.   General and administrative expense increased to $4.0 million in 2006 from $2.6 million in 2005. The $1.4 million increase was attributable to increased professional services costs, including increased audit, legal and investor relations costs. Additionally, personnel costs and related expenses increased in 2006 compared to 2005.

Purchased in-process research and development expense.   Purchased in-process research and development for the year ended December 31, 2006 of $8.3 million resulted from the Merger and represents the estimated fair value of certain intangible assets acquired in that transaction. We determined these assets had not reached technological feasibility and that they have no alternative future use, therefore the assets were fully expensed in the year ended December 31, 2006. There was no similar expense during the year ended December 31, 2005.

Interest income.   Interest income in 2006 increased to $1.6 million in 2006 from $0.8 million in 2005. The increase of $0.8 million is due to higher cash and cash equivalents balances in 2006 compared to 2005.

Interest expense.   Interest expense increased to $1.0 million in 2006 from $0.3 million in 2005. The $0.7 million increase is attributable to a higher average debt balance in 2006 compared to 2005. In September 2005, we entered into a $10.0 million debt facility agreement; we drew down $5.0 million of the debt facility in September 2005 and the remaining $5.0 million in March 2006.

Comparison of the Year Ended December 31, 2005 and 2004

The following table summarizes our results of operations with respect to the items set forth in such table for the years ended December 31, 2005 and 2004, in thousands, together with the change in such items in dollars and as a percentage.

	Years Ended December 31
	2005	2004	$ Change	% Change
Revenue	$7,967	$3,551	$4,416	124%
Research and Development Expenses	17,317	11,378	5,939	52%
General and Administrative Expenses	2,588	2,399	189	8%
Interest Income	774	170	604	355%
Interest Expense	290	295	(5)	(2)%

Revenue.   Revenue increased to $8.0 million in 2005 from $3.6 million in 2004. The $4.4 million increase was primarily attributable to an increase in license and option fee revenue. The increase in license and option fee revenue was a result of two research agreements entered into with Eisai in February and October of 2005.

Research and Development Expense.   Research and development expense increased to $17.3 million in 2005 from $11.4 million in 2004. The $5.9 million increase was primarily attributable to an increase in development expense of $4.4 million and an increase in research expense of $1.5 million. The increase in development expense was principally due to the initiation of Phase I clinical trials for tezampanel and NGX267 in 2005, and the ongoing costs of these trials. There were no clinical trials in 2004. The increase in research expense was principally due to work performed in relation to the two research agreements entered into with Eisai in February and October of 2005. Specifically, costs for external research studies and research and laboratory supplies accounted for most of the increase.

General and Administrative Expense.   General and administrative expense increased to $2.6 million in 2005 from $2.4 million in 2004. The $0.2 million increase was attributable to an increase in personnel costs and related expenses.

Interest Income.   Interest income increased to $0.8 million in 2005 from $0.2 million in 2004. The $0.6 million increase is attributable to higher average cash and cash equivalents balances in 2005.

Interest Expense.   Interest expense was unchanged at $0.3 million in both 2005 and 2004. In 2005 the average debt balance was lower than in 2004, but the lower debt balance is offset by a higher interest rate in 2005 compared to 2004. We entered into a $10.0 million debt facility agreement in September 2005, and drew down $5.0 million of the debt facility at that time. We also repaid $1.0 million in existing debt in September 2005.

Liquidity and Capital Resources

Since our inception and until the recent Merger, we have financed our business primarily through private placements of preferred stock, payments from research agreements, debt financing and interest income. We have incurred significant losses since inception.

Through December 31, 2006, we had received net proceeds of approximately $67.4 million from the issuance of equity securities. In 2004 we sold a total of 3,226,346 shares of Series C redeemable convertible preferred stock for net proceeds of $29.2 million and in June 2006, we sold a total of 689,036 shares of Series C-2 redeemable convertible preferred stock for net proceeds of $6.3 million.

Through December 31, 2006, we had received an aggregate of $33.8 million in license and option fee payments and research funding payments. During 2005 we entered into two separate research agreements with Eisai under which up-front payments totaling of $13.6 million.

Through December 31, 2006, we had incurred $18.7 million in debt to finance equipment purchases and our ongoing operations. In September 2005, we entered into a $10.0 million debt facility agreement, and drew down $5.0 million in September 2005 and $5.0 million in March 2006.

At December 31, 2006, we had cash and cash equivalents of $55.4 million as compared to $28.8 million at December 31, 2005. The cash balance at December 31, 2006 is $26.6 million higher than the balance at December 31, 2005 due largely to the $43.7 million of cash acquired in the Merger, net of merger related expenses, the $5.0 million drawdown of debt and the issuance of redeemable convertible preferred stock in the amount of $6.3 million, net of issuance costs, offset by operating losses, capital equipment purchases, repayments of debt and working capital movements from December 31, 2005 to December 31, 2006. Cash and cash equivalents increased from $27.6 million at December 31, 2004 to $28.8 million at December 31, 2005. The higher balance at December 31, 2005 was a result of the two research agreements entered into with Eisai in 2005 and the debt facility entered into in 2005, offset by operating losses, capital equipment purchases, repayments of debt and working capital movements from December 31, 2004 to December 31, 2005.

Our management believes that we have sufficient funds to enable us to meet our ongoing working capital requirements through at least December 31, 2007. For a further discussion of the risks related to the availability of cash to fund our future operations, please see “Risk Factors.”

We expect to continue to fund our operations with existing cash resources that were primarily generated from equity financings, cash payments under our research agreements, and debt financing arrangements until we can generate significant cash from our operations. In addition, we may finance future cash needs through the sale of equity securities, entering into strategic collaboration agreements and debt financing. However, we may not be successful in entering into strategic collaboration agreements, or in receiving research funding under current agreements or milestone or royalty payments under future agreements. In addition, we cannot be sure that our existing funds will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates or proprietary technologies, or grant licenses on terms that are not favorable to us.

As of December 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	2007	2008	2009-2011	2012 and Beyond
Debt	$7,894	$3,201	$3,574	$1,119	$—
Operating lease obligations	1,351	620	626	105	—
Total contractual cash obligations	$9,245	$3,821	$4,200	$1,224	$—

We also enter into agreements with contract research organizations and clinical sites for the conduct of our clinical trials. We will make payments to these organizations and sites based upon the number of patients enrolled and the length of their participation in the clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future costs we will incur.

We have entered into employment agreements with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. These agreements generally expire upon termination for cause or when the Company has met its obligations under these agreements. As of December 31, 2006, no events have occurred resulting in the obligation of any such payments.

Our future capital uses and requirements depend upon a number of factors, which may include but are not limited to the following:

•       the rate of progress and cost of our research and development activities,

•       the scope, prioritization and number of research and development programs we pursue,

•       the costs and timing of regulatory approvals,

•       the costs of establishing or contracting for manufacturing, sales and marketing capabilities,

•       the terms and timing of any strategic collaboration or license agreements that we may establish,

•       the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

•       the effect of competing technological and market developments, and

•       the extent to which we acquire or in-license new products, technologies or businesses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on our financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006 and 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the years ended December 31, 2006 and 2005, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at December 31, 2006 and 2005, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

Item 8.           Financial Statements and Supplementary Data.

Our financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to consummation on October 3, 2006 of the Merger between Axonyx, Inc., or Axonyx, and TorreyPines Therapeutics, Inc., now called TPTX, Inc, or TPTX, Axonyx utilized Eisner LLP, as its independent registered public accounting firm. Prior to consummation of the Merger, TPTX utilized Ernst & Young LLP as its independent registered public accounting firm.

On December 11, 2006, we dismissed our independent registered public accounting firm, Eisner LLP and engaged Ernst & Young LLP as our independent registered public accounting firm to audit the financial statements for our fiscal year ending December 31, 2006. The dismissal of Eisner LLP and the engagement of Ernst & Young LLP were approved by the Audit Committee of our Board of Directors.

The audit reports of Eisner LLP on the financial statements of Axonyx as of and for the two fiscal years ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During Axonyx’s two fiscal years ended December 31, 2005, and during the subsequent interim period preceding the dismissal of Eisner LLP, there was no disagreement between the company and Eisner LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Eisner LLP’s satisfaction, would have caused Eisner LLP to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of the company for such years; and for the same periods there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Annual Report on Form 10-K.

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006 and is incorporated in this report by reference.

Code of Business Conduct and Ethics

We have adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Amended and Restated Code of Business Conduct and Ethics is filed herewith as Exhibit 14. If we make any substantive amendments to the Amended and Restated Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at  www.torreypinestherapeutics.com.

Item 11.    Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

Information regarding our equity compensation plans will be set forth in our Proxy Statement and is incorporated in this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          Documents filed as part of this report:

(1)          Financial Statements:

The following financial statements of TorreyPines Therapeutics, Inc. are included in a separate section of this Annual Report on Form 10-K beginning on page F-1 hereto:

(2)          Financial Statement Schedules:

All schedules have been omitted, since they are not applicable or not required, or the relevant information is included in the consolidated financial statements or the notes thereto.

(3)          Exhibits:

Exhibit No.	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on July 25, 2006).

2.2

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on August 25, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
3.3

Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant’s common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.4

Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.5

Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.6	Amendment to Bylaws of the Registrant
4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s filing on Form S-8 filed on October 30, 2006).
4.2

Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc.

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Registrant’s Annual Report on Form 10-KSB filed on March 13, 2000).
4.4	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the March 13, 2000 10-KSB)
4.5	Form of Warrant issued to Stonegate Securities (incorporated by reference to the corresponding exhibit to Registrant’s Annual Report on Form 10-KSB filed on March 22, 2001).
4.6

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on December 6, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2001).

4.7	Form of Warrant issued to SCO Financial Group, LLC (incorporated by reference to exhibit 4.5 to Registrant’s Registration Statement on Form S-3 (File No. 333-76234) filed on January 3, 2002).
4.8

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 6, 2003 (incorporated by reference to Exhibit 10.2 in Registrant’s Current Report on Form 8-K filed on January 8, 2003).

4.9	Form of Warrant issued to AFO Advisors, LLC (incorporated by reference to Exhibit 4.2 in Registrant’s registration statement on Form S-3 (File No. 333-103130) filed on February 12, 2003).
4.10

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on September 12, 2003 (incorporated by reference to Exhibit 10.2 in Registrant’s Current Report on Form 8-K filed on September 16, 2003).

4.11

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 8, 2004 (incorporated by reference to Exhibit 4.3 in Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.12

Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the current report on Form 8-K previously filed by Axonyx Inc. on January 12, 2004)

4.13

Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the current report on Form 8-K previously filed by Axonyx Inc. on May 5, 2004)

4.14	Form of Warrant issued to Comerica Bank on July 1, 2003.
4.15	Form of Warrant issued to Silicon Valley Bank on December 8, 2000.
4.16	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005.

4.17

Rights Agreement, dated as of May 13, 2005, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005)

4.18

Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.19	Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent.
4.20	Reference is made to Exhibits 3.1 through 3.6.
10.1#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2006).
10.2#

Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2006).

10.3*

Development and License Agreement between TPTX, Inc. (formerly Neurogenetics, Inc.) and Eli Lilly and Company, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.4*

Research and License Agreement by and between TPTX, Inc. and Life Science Research Israel Ltd. dated as of May 10, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.5*

Cooperation Agreement by and between TPTX, Inc. and Eisai Co. Ltd. dated as of October 1, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.6*

Collaboration Agreement by and between TPTX, Inc. and Eisai Co. Ltd. dated as of February 28, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.7*

License Agreement by and between TPTX, Inc. and University of Iowa Research Foundation dated as of May 10, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.8*

Letter Agreement by and between TPTX, Inc. and Johnson and Johnson Development Corporation dated as of August 24, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.9

Loan and Security Agreement dated as of September 27, 2005 by and among TPTX, Inc., Oxford Finance Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.10#	TPTX, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.11#	Form of Stock Option Agreement under TPTX, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.12

Lease Agreement by and between TPTX, Inc. and Slough TPSP LLC dated as of July 18, 2005, which became effective February 10, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.14#

Employment Agreements by and between Neil M. Kurtz, M.D. and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.15#

Employment Agreements by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.16#

Employment Agreements by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.17#	Form of Restricted Stock Unit Award Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan.
14	Amended and Restated Code of Business Conduct and Ethics.
16

Letter from Eisner LLP to the Securities and Exchange Commission, dated December 13, 2006 (incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K, filed on December 13, 2006).

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Account Firm
24.1	Power of Attorney (See p. 58)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Indicates management contract or compensatory plan or arrangement

*                    We have applied for confidential treatment of certain provisions of this exhibit with the SEC. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to our request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORREYPINES THERAPEUTICS, INC.
By:	/s/ NEIL M. KURTZ
Neil M. Kurtz, M.D. President and Chief Executive Officer

Date: March 29, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Neil M. Kurtz and Craig Johnson, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ NEIL M. KURTZ	President, Chief Executive Officer and Director	March 29, 2007
Neil M. Kurtz, M.D.	(Principal Executive Officer)
/s/ CRAIG JOHNSON	Vice President, Finance and Chief Financial Officer	March 29, 2007
Craig Johnson	(Principal Financial and Accounting Officer)
/s/ WILLIAM T. COMER	Director	March 29, 2007
William T. Comer, Ph.D.
/s/ PETER DAVIS	Director	March 29, 2007
Peter Davis, Ph.D.
/s/ JEAN DELEAGE	Director	March 29, 2007
Jean Deleage, Ph.D.
/s/ STEVEN H. FERRIS	Director	March 29, 2007
Steven H. Ferris, Ph.D.
/s/ JASON FISHERMAN	Director	March 29, 2007
Jason Fisherman, M.D

/s/ LOUIS G. CORNACCHIA	Director	March 29, 2007
Louis G. Cornacchia
/s/ MARVIN S. HAUSMAN	Director	March 29, 2007
Marvin S. Hausman, M.D.
/s/ STEVEN B. RATOFF	Director	March 29, 2007
Steven B. Ratoff
/s/ PATRICK VAN BENEDEN	Director	March 29, 2007
Patrick Van Beneden

TorreyPines Therapeutics, Inc..
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TorreyPines Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of TorreyPines Therapeutics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TorreyPines Therapeutics, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ ERNST & YOUNG LLP
San Diego, California
March 28, 2007

TorreyPines Therapeutics, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$55,382,962	$28,756,888
Prepaid expenses and other current assets	581,491	666,738
Total current assets	55,964,453	29,423,626
Property and equipment, net	795,902	1,300,566
Restricted cash	—	350,000
Purchased patents, net	3,905,478	—
Investment in OXIS International, Inc.	2,719,342	—
Other assets	49,696	29,543
Total assets	$63,434,871	$31,103,735
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued liabilities	$4,254,265	$3,641,151
Long-term debt, current portion	3,200,826	976,338
Common stock warrrant liability	4,815,000	—
Total current liabilities	12,270,091	4,617,489
Long-term debt, net of current portion	4,396,649	3,826,188
Deferred revenue	2,183,333	8,983,333
Deferred rent	15,824	—
Commitments
Redeemable convertible preferred stock Series A, Series B and Series C, $0.01 par value, 8,242,679 total shares authorized, 0 shares issued and outstanding at December 31, 2006; 1,428,271, 2,068,455 and 3,770,951 shares issued and outstanding at December 31, 2005, respectively	—	72,018,126
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,676,964 and 535,311 shares issued and outstanding at December 31, 2006 and 2005, respectively	15,677	535
Additional paid-in capital	117,417,003	719,601
Accumulated other comprehensive income (loss)	168,301	(211,246)
Accumulated deficit	(73,032,007)	(58,850,291)
Total stockholders’ (deficit) equity	44,568,974	(58,341,401)
Total liabilities and stockholders’ (deficit) equity	$63,434,871	$31,103,735

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Revenue
License and option fees	$6,800,000	$5,179,167	$750,000
Research funding	3,050,000	2,787,500	2,801,025
Total revenue	9,850,000	7,966,667	3,551,025
Operating expenses
Research and development	22,352,407	17,316,886	11,378,409
General and administrative	3,971,015	2,588,084	2,399,404
Purchased in-process research and development	8,328,359	—	—
Total operating expenses	34,651,781	19,904,970	13,777,813
Loss from operations	(24,801,781)	(11,938,303)	(10,226,788)
Other income (expense)
Interest income	1,558,940	774,221	169,666
Interest expense	(993,880)	(289,869)	(294,842)
Equity in loss of OXIS International, Inc.	(916,125)	—	—
Warrant valuation adjustment	(240,000)	—	—
Foreign exchange gain	15,070	—	—
Gain (loss) on asset disposal	829	(88,053)	(3,941)
Total other income (expense)	(575,166)	396,299	(129,117)
Net loss	(25,376,947)	(11,542,004)	(10,355,905)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(4,434,378)	(2,592,816)
Net loss attributable to common stockholders	$(25,376,947)	$(15,976,382)	$(12,948,721)
Basic and diluted net loss per share attributable to common stockholders	$(8.18)	$(30.69)	$(25.99)
Weighted average shares used in the computation of basic and diluted net loss per share attributable to common stockholders	3,100,852	520,588	498,127

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
Years Ended December 31, 2004, 2005 and 2006

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2003	493,038	$493	$452,789	$(29,925,188)	$—	$(29,471,906)
Issuance of common stock for exercise of options	10,826	11	8,710	—	—	8,721
Reversal of dividends on Series B exchange shares	—	—	—	272,475	—	272,475
Dividends accrued on redeemable convertible preferred stock	—	—	—	(2,678,565)	—	(2,678,565)
Accrete redeemable convertible preferred stock to redemption value	—	—	—	(186,726)	—	(186,726)
Compensation related to consultant stock options	—	—	7,181	—	—	7,181
Net loss	—	—	—	(10,355,905)	—	(10,355,905)
Foreign currency translation adjustments	—	—	—	—	23,816	23,816
Comprehensive loss	—	—	—	—	—	(10,332,089)
Balance at December 31, 2004	503,864	504	468,680	(42,873,909)	23,816	(42,380,909)
Issuance of common stock for exercise of options	31,447	31	30,182	—	—	30,213
Dividends accrued on redeemable convertible preferred stock	—	—	—	(4,105,066)	—	(4,105,066)
Accrete redeemable convertible preferred stock to redemption value	—	—	—	(329,312)	—	(329,312)
Warrant issued in conjunction with debt	—	—	212,665	—	—	212,665
Compensation related to consultant stock options	—	—	8,074	—	—	8,074
Net loss	—	—	—	(11,542,004)	—	(11,542,004)
Foreign currency translation adjustments	—	—	—	—	(235,062)	(235,062)
Comprehensive loss	—	—	—	—	—	(11,777,066)
Balance at December 31, 2005	535,311	$535	$719,601	$(58,850,291)	$(211,246)	$(58,341,401)
Issuance of common stock for exercise of options	329,965	330	330,895	—	—	331,225
Issuance of common stock for exercise of warrants	143,845	144	8,713	—	—	8,857
Dividends accrued on redeemable convertible preferred stock	—	—	—	(3,370,788)	—	(3,370,788)
Net exercise of warrant for Series A redeemable convertible preferred stock	—	—	(1)	—	—	(1)
Accrete redeemable convertible preferred stock to redemption value	—	—	—	(205,068)	—	(205,068)
Warrant issued in conjunction with debt	—	—	212,665	—	—	212,665
Employee stock-based compensation under SFAS No. 123R	—	—	119,062	—	—	119,062
Compensation related to consultant stock options			19,985	—	—	19,985
Additional accretion to redemption value upon conversion of redeemable convertible preferred stock	—	—	—	(341,743)	—	(341,743)
Reversal of redeemable convertible preferred stock dividends upon conversion to common stock	—	—	—	13,958,082	—	13,958,082
Redeemable convertible preferred stock converted to common stock	7,958,059	7,958	67,137,105	1,154,748	—	68,299,811
Effect of Merger	6,709,784	6,710	53,443,978	—	—	53,450,688
Issuance of Merger warrants	—	—	(4,575,000)	—	—	(4,575,000)
Net loss	—	—	—	(25,376,947)	—	(25,376,947)
Foreign currency translation adjustments	—	—	—	—	379,547	379,547
Comprehensive loss	—	—	—	—	—	(24,997,400)
Balance at December 31, 2006	15,676,964	$15,677	$117,417,003	$(73,032,007)	$168,301	$44,568,974

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(25,376,947)	$(11,542,004)	$(10,355,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	8,328,359	—	—
Depreciation	638,976	959,387	1,158,596
Stock-based compensation	139,047	8,074	7,181
Amortization of debt discount	113,927	55,990	27,201
Amortization of purchased patents	94,522	—	—
Deferred rent	15,824	—	—
Deferred revenue	(6,800,000)	8,420,833	(851,025)
(Gain) loss on disposal of assets	(829)	88,053	3,941
Equity in loss of OXIS International, Inc.	916,125	—	—
Change in warrant valuation	240,000	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	207,654	(407,408)	(51,148)
Other assets	329,845	(274,629)	385,705
Accounts payable and accrued liabilities	(5,693,693)	1,780,569	1,384,737
Net cash used in operating activities	(26,847,190)	(911,135)	(8,290,717)
Investing activities
Proceeds from sale of investments obtained in the Merger	45,300,000	—	—
Cash paid for Merger transaction costs, net of cash received	(1,629,151)	—	—
Purchases of property and equipment	(133,483)	(701,559)	(53,570)
Net cash provided by (used in) investing activities	43,537,366	(701,559)	(53,570)
Financing activities
Issuance of common stock	340,082	30,213	8,721
Issuance of redeemable convertible preferred stock, net	6,322,165	—	29,185,098
Proceeds from long-term debt	5,000,000	5,000,000	—
Payments on long-term debt	(2,106,314)	(2,301,392)	(2,484,220)
Net cash provided by financing activities	9,555,933	2,728,821	26,709,599
Effect of exchange rate changes on cash	379,965	12,055	(29,944)
Net increase in cash and cash equivalents	26,626,074	1,128,182	18,335,368
Cash and cash equivalents at beginning of year	28,756,888	27,628,706	9,293,338
Cash and cash equivalents at end of year	$55,382,962	$28,756,888	$27,628,706
Supplemental disclosure of cash flow information
Cash paid for interest	$879,952	$233,879	$267,641
Warrant issued in conjunction with debt	$212,665	$212,665	$—
Series B preferred stock exchanged for Series C preferred stock	$—	$—	$4,968,261
Noncash purchases of property and equipment	$2,584	$94,605	$—

See accompanying notes.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

1.   Organization and Summary of Significant Accounting Policies

Organization and Business

Prior to October 3, 2006 the name of the company was Axonyx Inc. (“Axonyx”). On October 3, 2006, Axonyx completed a merger with TorreyPines Therapeutics, Inc. pursuant to which a wholly-owned subsidiary of Axonyx merged with and into TorreyPines Therapeutics, Inc. (the “Merger”). TorreyPines Therapeutics, Inc. was the surviving entity in the Merger, and became a wholly owned subsidiary of Axonyx. TorreyPines Therapeutics, Inc. changed its name to TPTX, Inc., and Axonyx changed its name to TorreyPines Therapeutics, Inc. (“TorreyPines”). In addition, the ticker symbol on the NASDAQ Global Market was changed from “AXYX” to “TPTX.” All references to “TorreyPines,” “we,” “us,” “our” or the “Company” mean TorreyPines Therapeutics, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Immediately following the Merger, approximately 58% of the fully-diluted shares of TorreyPines common stock were owned by former stockholders of TPTX, Inc. According to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the acquiring entity for accounting purposes is TPTX, Inc. The Merger has been accounted for as a reverse acquisition. These financial statements reflect the historical results of TPTX, Inc. prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Axonyx prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 8-for-1 reverse split of our common stock on October 3, 2006.

TorreyPines Therapeutics, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of novel small molecules to treat diseases and disorders of the central nervous system. Since inception, and through December 31, 2006, we have an accumulated deficit of $73,032,007. TorreyPines operates in one business segment.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of TorreyPines Therapeutics, Inc. and our wholly owned subsidiaries located in Belgium and the Netherlands. All significant intercompany accounts and transactions are eliminated in consolidation. The Netherlands subsidiary was acquired in the Merger and the operations of the Netherlands subsidiary were discontinued in November 2006. The subsidiary had no assets or liabilities, therefore there was no extraordinary gain or loss resulting from the disposal.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Organization and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life for lab equipment and furniture, fixtures and office equipment is five years and the estimated useful life for computer equipment and software is three years.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts payable and accrued liabilities, are carried at cost which approximates fair value due to the relative short-term maturities of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms, management believes the fair value of the long-term debt approximates its carrying value.

Purchased Patents

Purchased patents are comprised of patents acquired in the Merger. The patents are amortized on a straight-line basis using the following lives:

Patent	Life (years)
Phenserine	8
Posiphen	12
Bisnorcymserine	10

The weighted average life of the patents equals 10.6 years. Amortization expense for the year ended December 31, 2006 was $94,522. Prior to 2006, the Company did not have capitalized intangible assets, therefore amortization expense for the two years ended December 31, 2005 was $0.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

Upfront amounts received as option fees and license fees under the Company’s alliance and collaboration agreements are classified as deferred revenue and recognized as revenue over the period of service or performance if such arrangements require ongoing services or performance. Amounts received for milestones will be recognized upon achievement of the milestone, unless the amounts received are

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Organization and Summary of Significant Accounting Policies (Continued)

creditable against royalties or the Company has ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable. Any amounts received prior to satisfying the revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Research and Development

Research and development costs are expensed as incurred.

Comprehensive Income or Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income or loss and foreign currency translation adjustments, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets, including intangible assets, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No.123R”), Share Based Payment, which supersedes our previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No.123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments to employees, including grants of stock options. SFAS No.123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Black-Scholes option-pricing model has been used to determine the fair value for our option awards and the Monte-Carlo simulation option-pricing model has been used to determine the fair value of our restricted stock unit awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the service period in the statement of income. SFAS No.123R was adopted using the modified prospective transition method which recognizes the grant-date fair value of compensation for new and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Pro-forma disclosure, which has previously been used by the Company, is no longer an alternative. The modified prospective transition method does not require the restatement of prior periods to reflect the impact of SFAS No.123R. Adoption of SFAS No.123R did not have a significant impact on our financial position or consolidated statement of operations.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Organization and Summary of Significant Accounting Policies (Continued)

Equity Method of Accounting for Investments in Common Stock

The Company accounts for its investment in OXIS International, Inc. (“OXIS”) under the equity method of accounting following Accounting Principles Bulletin No. 18. An impairment charge would be required if the Company determined that any reduction in the OXIS market value over the carrying value was other than temporary. As of December 31, 2006 no such charge was considered necessary.

Income Taxes

The Company accounts for income taxes and the related assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Foreign Currency Translation and Transactions

The functional currencies of the Company’s subsidiaries in Belgium and the Netherlands are the local currencies. Assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at the average rate of exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ (deficit) equity. Foreign currency transaction gains and losses are included in the results of operations. The operations of the Netherlands subsidiary were discontinued in November 2006. The operating results and financial position of the discontinued operations were not material. Realized foreign exchange gains for the three years ended December 31, 2006 were $15,070, $0 and $0, respectively.

Net Loss per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Net loss per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents. Net loss per share attributable to common stockholders assuming dilution for the years ended December 31, 2006, 2005 and 2004 is equal to net loss per share attributable to common stockholders since the effect of common stock equivalents outstanding during the periods, including stock options, warrants and redeemable convertible preferred stock, is antidilutive.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Organization and Summary of Significant Accounting Policies (Continued)

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Years Ended December 31,
	2006	2005	2004
Antidilutive options to purchase common stock	1,408	856	615
Antidilutive warrants to purchase common stock	2,464	199	169
Antidilutive redeemable convertible preferred stock (as-if converted to common stock)	—	7,268	7,268
	3,872	8,323	8,052

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on our financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

1.   Organization and Summary of Significant Accounting Policies (Continued)

beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

2.   Merger

As described in Note 1, we completed the Merger on October 3, 2006. Pursuant to the Merger, stockholders of TPTX, Inc. exchanged their shares of TPTX, Inc. stock for a total of 8,960,742 shares of TorreyPines common stock and a total of 1,500,000 warrants to purchase TorreyPines common stock. Immediately following the Merger, approximately 58% of the fully-diluted shares of TorreyPines common stock were owned by former stockholders of TPTX, Inc. For accounting purposes, TPTX, Inc. was deemed to be the acquiring company, and the Merger was accounted for as a reverse acquisition.

The purchase price was approximately $56.3 million. The purchase price was determined based on the average market price of Axonyx stock over the five consecutive trading days around and including June 7, 2006, the date on which the terms of the Merger were agreed to and announced. The total purchase price of the Merger was as follows (in thousands):

Fair value of Axonyx outstanding common stock	$50,889
Fair value of Axonyx stock options and stock warrants assumed	2,562
Cash paid by TPTX, Inc. for direct transaction costs	2,870
Total purchase price	$56,321

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   Merger (Continued)

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of October 3, 2006. The intangible assets acquired in the Merger were patents and in-process research and development. These intangible assets were valued with the assistance of independent valuation experts, using the income approach for each of the projects in process. The allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,241
Short-term investments	45,300
Investment in OXIS	3,635
Purchased patents
Phenserine	1,300
Posiphen	2,500
Bisnorcymserine	200
Other assets	121
Purchased in-process research and development	8,328
Current liabilities	(6,304)
$56,321

The value assigned to purchased in-process research and development comprises the following projects: Phenserine $3.0 million and Posiphen $5.3 million. Purchased in-process research and development was expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist for the technology.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Merger had taken place as of January 1, 2005 (in thousands, except per share information):

	December 31,
	2006	2005
Revenues	$9,850	$8,370
Net loss attributable to common stockholders	(42,036)	(40,156)
Pro forma basic and diluted loss per share	$(3.11)	$(2.64)
Weighted average shares-basic and diluted	13,524,000	15,200,000

The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the Merger been completed at the beginning of the respective periods or of the results that may occur in the future.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

3.   Balance Sheet Account Details

Prepaid expenses and other current assets consists of the following:

	December 31,
	2006	2005
Prepaid expenses	$545,208	$485,086
Non trade receivables	21,083	159,111
Deposits	15,200	22,541
	$581,491	$666,738

Property and equipment consist of the following:

	December 31,
	2006	2005
Lab equipment	$4,180,341	$4,164,552
Computer equipment and software	784,050	1,023,114
Furniture and fixtures and office equipment	312,319	316,952
	5,276,710	5,504,618
Less accumulated depreciation	(4,480,808)	(4,204,052)
	$795,902	$1,300,566

Patents acquired consist of the following:

	December 31,
	2006	2005
Purchased patents	$4,000,000	$—
Less accumulated amortization	(94,522)	—
	$3,905,478	$—

The estimated annual amortization of patents acquired for the next five years is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

Year	Estimated Amortization Expense
2007	$390,833
2008	390,833
2009	390,833
2010	390,833
2011	390,833
Thereafter	1,951,313
$3,905,478

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

3.   Balance Sheet Account Details (Continued)

Accounts payable and accrued liabilities consists of the following:

	December 31,
	2006	2005
Accounts payable	$2,003,292	$2,603,619
Accrued benefits	1,031,557	743,442
Accrued other	1,219,416	294,090
	$4,254,265	$3,641,151

4.   Investment in OXIS

The Company’s investment in OXIS consists of approximately 14 million shares of OXIS common stock, representing approximately 31% of the outstanding voting stock of OXIS. The investment in OXIS was acquired in the Merger (see Note 2). The market value of OXIS common stock was $0.21 as of December 31, 2006, an aggregate market value of approximately $2,866,000.

5.   Significant Agreements

Eisai Co., Ltd.

In October 2002, the Company signed a collaboration agreement with Eisai Co., Ltd. (“Eisai”). Under this collaboration, the Company granted to Eisai a first negotiation right to license, collaborate, form alliances, form partnerships and all other forms of utilization of certain intellectual property of the Company. In exchange for these rights, the Company received a total of $10,350,000 under the agreement. This collaboration agreement expired in September 2005.

In February 2005, the Company entered into a collaboration agreement with Eisai. Under this agreement, Eisai will have exclusive rights of first negotiation and refusal for validated compounds discovered through the research. The Company and Eisai may enter into drug development agreements involving certain validated compounds. In exchange for these rights, the Company has received $10,000,000 under the agreement. This collaboration agreement expired in February 2007 and was extended for an additional twelve months through February 2008 (see Note 16).

In October 2005, the Company signed a collaboration agreement with Eisai. Under this agreement, Eisai will have exclusive rights of first negotiation and refusal for gene targets discovered and validated through the research. The Company and Eisai may enter into drug development agreements involving the gene targets. In exchange for these rights, since October 2005 the Company has received $7,412,500 under the agreement through December 31, 2006, respectively. This collaboration agreement expires in September 2007.

The upfront payments for all agreements are being recognized as revenue on a straight-line basis over the term of each agreement. Revenue associated with the full-time employees committed by the Company to the project is recognized as research efforts are expended.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

5.   Significant Agreements (Continued)

The Company has recognized revenue of $9,850,000, $7,966,667 and $3,551,025 for each year ended December 31, 2006, 2005 and 2004, respectively, and has deferred $2,183,333 and $8,983,333 related to option fees and research funding received but not earned as of December 31, 2006 and 2005, respectively.

Eli Lilly and Company

In April 2003, the Company signed a license agreement with Eli Lilly and Company (“Lilly”). Under the agreement, the Company paid Lilly a $6,000,000 license payment in 2003. The Company is also subject to certain milestone and royalty payments as specified in the agreement. As of December 31, 2006, no milestones have been achieved.

Life Science Research Israel, Ltd.

In May 2004, the Company entered into a research and license agreement with Life Science Research Israel, Ltd. (“LSRI”). Under the agreement, the Company was required to make research funding payments to LSRI totaling $800,000 over a two-year period. Through December 31, 2006, the Company had made payments totaling $800,000.

The Company is also subject to certain milestone and royalty payments as specified in the agreement. Through December 31, 2006, the Company had made payments totaling $2,150,000.

6.   Long-Term Debt

The Company’s notes payable to banks represent loan and security agreements and are collateralized by all personal property of the Company, excluding intellectual property. Interest rates on the notes are expressed based on annual rates. Payments on the notes are due monthly.

	December 31,
	2006	2005
Note payable, bearing an interest rate of 10.78%, with interest-only payments through April 2006, due April 2009	—	5,000,000
Note payable to bank, bearing an interest rate of 11.39%, due March 2009	7,893,686	—
Total notes payable	7,893,686	5,000,000
Less unamortized discount	(296,211)	(197,474)
Total long-term debt	7,597,475	4,802,526
Less current portion	(3,200,826)	(976,338)
Non-current portion	$4,396,649	$3,826,188

In September 2005, the Company entered into two notes that allowed the Company to borrow up to $10,000,000. In September 2005 the Company borrowed $5,000,000 and in March 2006 the Company borrowed an additional $5,000,000 under these notes. As of December 31, 2006, the Company had

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6.   Long-Term Debt (Continued)

borrowed $10,000,000. The notes are payable in monthly installments of principal and interest. In connection with each of the September 2005 and March 2006 borrowings, the Company issued warrants to purchase 29,772 shares (for a total of 59,544 shares) of Series C Redeemable Convertible Preferred stock at an exercise price of $9.24 per share. The warrants were valued using the Black-Scholes model (see Note 9). The fair value of the warrants ($212,665 for each issuance, $425,330 total) was recorded as a debt discount and the aggregate unamortized debt discount as of December 31, 2006 was $296,211. The debt discount is being amortized as additional interest expense over the term of the loan. As a result of the Merger (see Note 2), the class of stock underlying the warrants changed to common stock. The equivalent warrant price, issue date and number of warrants are unchanged, therefore the amount of recorded debt discount as of December 31, 2006 was unchanged.

Pursuant to the terms of the agreement, the Company is subject to a Material Adverse Change clause, which permits the holder of the note to call the balance if a Material Adverse Change occurs. A Material Adverse Change is defined as, (i) a material impairment in the perfection or priority of Lenders’ security interest in the Collateral or in the value of such Collateral; (ii) a material adverse change in the business, operations, or condition (financial or otherwise) of the Borrower; or (iii) a material impairment of the prospect of repayment of any portion of the Obligations. Through December 31, 2006, the Company has not had a Material Adverse Change.

In accordance with this loan and security agreement, the Company is subject to certain non-financial covenants. The Company was in compliance with all covenants at December 31, 2006.

Annual debt maturities at December 31, 2006, are as follows:

2007	$3,200,826
2008	3,574,235
2009	1,118,625
2010 and thereafter	—
7,893,686

7.   Commitments

The Company leases its office and research facilities under a noncancelable operating lease, which expires in 2009. The lease requires the Company to pay for all maintenance, insurance and property taxes.

Future minimum payments of all operating leases are as follows at December 31, 2006:

2007	$620,097
2008	625,828
2009	104,842
2010 and thereafter	—
Total minimum lease payments	$1,350,767

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

7.   Commitments (Continued)

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $665,619, $709,247 and $687,385, respectively.

In lieu of a security deposit on its original lease, the Company executed an $838,739 letter of credit in favor of the sublandlord in September 2000. In accordance with the letter of credit agreement, the Company was required to restrict cash equal to the amount of the letter of credit, which was held as a Treasury Bill. The Company canceled the letter of credit during 2006 when the requirement for the letter of credit expired. The letter of credit balance, reflected as a long-term asset, was $0 and $350,000 as of December 31, 2006 and 2005, respectively.

There were no outstanding purchase commitments in existence as of December 31, 2006.

8.   Redeemable Convertible Preferred Stock

In September 2000, the Company issued 1,428,271 shares of Series A Redeemable Convertible Preferred Stock at $5.60 per share, for proceeds of $7,914,827, net of issuance costs of $85,173. This included the conversion of a bridge loan received in May 2000, plus accrued interest, in the aggregate amount of $404,419. During 2006, a warrant for shares of Series A Redeemable Convertible Preferred Stock was exercised via a net exercise resulting in the issuance of 1,346 shares of Series A Redeemable Convertible Preferred Stock.

In June 2001, the Company issued 979,813 shares of Series B Redeemable Convertible Preferred Stock at $9.24 per share, for proceeds of $9,006,788, net of issuance costs of $43,210. In September 2002, the Company issued an additional 1,088,647 shares of the Series B Redeemable Convertible Preferred Stock at $9.24 per share for proceeds of $10,016,202, net of issuance costs of $39,042. In October 2003, the Company issued an additional 544,613 shares of the Series B Redeemable Convertible Preferred Stock at $9.24 per share for proceeds of $4,968,261, net of issuance costs of $62,038. The Company also issued warrants in conjunction with this stock issuance. The warrants were valued using the Black-Scholes model (see Note 9). The fair value of the warrants ($134,141) and the value of the related beneficial conversion feature ($134,141) were recorded as issuance costs and are being accreted over the redemption period. The total fair value of the warrants and the value of the related beneficial conversion feature is $268,282.

In September and November 2004, the Company issued 3,226,346 shares of Series C Redeemable Convertible Preferred Stock at $9.24 per share, for proceeds of $29,185,098, net of issuance costs of $614,899.

In September 2004, 544,613 shares of Series B Redeemable Convertible Preferred Stock were exchanged for 544,613 shares of Series C Redeemable Convertible Preferred Stock. As a result of the exchange, accrued dividends of $272,475 relating to these Series B shares were reversed. The remaining balance of the issuance costs and the remaining balance of the fair value of the warrants and the beneficial conversion feature are being accreted over the redemption period of the Series C Redeemable Convertible Preferred Stock.

In June 2006, the Company issued 689,036 shares of Series C-2 Redeemable Convertible Preferred Stock at $9.24 per share, for proceeds of $6,322,165, net of issuance costs of $42,104.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   Redeemable Convertible Preferred Stock (Continued)

The redeemable convertible preferred stock was convertible at the option of the holder on a one-for-one basis into shares of common stock. In addition, the redeemable convertible preferred stock would have automatically converted into common shares upon the closing of an underwritten public offering of equity securities which resulted in gross proceeds of at least $40,000,000, at a per share price of not less than $4.50 per share. The holder of each share of redeemable convertible preferred stock was entitled to one vote for each share of common stock into which it would have converted. On or after July 14, 2008, the holders of the redeemable convertible preferred stock may have elected to have the Company redeem all or part of the shares at a price equal to the original issue price plus accrued and unpaid dividends.

The Company increased the carrying amount of the redeemable convertible preferred stock by periodic accretions related to offering costs and the fair value of the warrants and the related beneficial conversion feature, so that the carrying amount would have equaled the minimum redemption value on the earliest redemption date. Increases in the carrying amount of the redeemable convertible preferred stock were recorded as increases in the Company’s accumulated deficit.

Holders of the redeemable convertible preferred stock had parity with holders of common stock on an as-if converted basis for all dividends declared by the Board of Directors. Holders of the redeemable convertible preferred stock were entitled to cash dividends, which accrued at the rate of 6% of the applicable original issue price per annum, compounded annually. The dividends were cumulative and payable when, and if declared by the Board of Directors.

In the event of liquidation, the holders of the redeemable convertible preferred stock would have received a liquidation preference equal to the original issuance price plus accrued but unpaid dividends. The liquidation preference had priority over all distributions to common stockholders. After payment of the liquidation preference, all remaining assets from liquidation, if any, were to be distributed to the holders of the redeemable convertible preferred stock and the common stock according to the number of shares held.

On October 3, 2006, pursuant to the Merger, the outstanding shares of redeemable convertible preferred stock were exchanged for a total of 7,958,059 shares of common stock and warrants to purchase 1,500,000 shares of common stock. On October 3, 2006 the carrying amount of the redeemable convertible preferred stock was increased by $341,743, the amount of unamortized issuance costs as of that date. Additionally, upon the exchange of the redeemable convertible preferred stock for common stock, the Company reversed a total of $13,958,082 of redeemable convertible preferred stock dividends accrued through October 3, 2006. As of December 31, 2006, there are no issued or outstanding shares of redeemable convertible preferred stock.

9.   Stockholders’ (Deficit) Equity

Warrants

In July 2003, the Company issued warrants to purchase 12,992 shares of Series B Redeemable Convertible Preferred Stock at an exercise price of $9.24 per share in connection with a loan and security agreement. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 5.6%, an expected dividend yield of 0%, expected volatility of 65% and an expected life of the warrants of seven years. The fair value of the warrants ($81,600) was recorded as debt discount and has been fully

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Stockholders’ (Deficit) Equity (Continued)

amortized as additional interest expense. The warrants expire on July 1, 2010. In October 2006, pursuant to the Merger, the warrants are exercisable for shares of common stock.

In October 2003, the Company issued warrants to purchase 108,923 shares of common stock at an exercise price of $0.06 per share in connection with the issuance of the Series B Redeemable Convertible Preferred Stock. The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 5.6%, an expected dividend of 0%, expected volatility of 65% and an expected life of the warrants of ten years. The fair value of the warrants ($134,141) was recorded as a preferred stock issuance cost and is being accreted over the redemption period of the Series B Redeemable Convertible Preferred Stock. In conjunction with the issuance of the warrants, the Company recorded a beneficial conversion feature ($134,141), which is being accreted over the redemption period of the Series B Redeemable Convertible Preferred Stock. The total fair value of the warrants and the value of the related beneficial conversion feature is $268,282. The warrants expire on October 9, 2013. In September 2004, the shares of Series B Redeemable Convertible Preferred Stock related to these warrants were exchanged for shares of Series C Redeemable Convertible Preferred Stock. As a result of the exchange, the remaining balance of the fair value of the warrants and the beneficial conversion feature are being accreted over the redemption period of the Series C Redeemable Convertible Preferred Stock. During 2006, prior to the completion of the Merger, all of these warrants were exercised.

In both September 2005 and March 2006, the Company issued warrants to purchase 29,772 shares of Series C Redeemable Convertible Preferred stock at an exercise price of $9.24 per share in connection with the loan and security agreement (see Note 6). The warrants were valued using the Black-Scholes model assuming a risk-free interest rate of 5.6%, a dividend yield of 0%, expected volatility of 65% and an expected life of the warrants of ten years. The fair value of the warrants ($212,665 for each warrant issuance) was recorded as a debt discount and is being amortized as additional interest expense over the term of the loan. Under the terms of these warrant agreements, the warrant price and number of warrants is subject to change based on the stock price of a future financing. The warrants expire on September 26, 2015. Additionally, the underlying class of stock was subject to change if the Company were to issue additional redeemable convertible preferred stock with a more favorable liquidation preference than the liquidation preference for the Series C class of redeemable convertible preferred stock underlying the warrants. The Series C-2 Redeemable Convertible Preferred Stock issued in June 2006 (see Note 8) had a more favorable liquidation preference than the Series C Redeemable Convertible Preferred Stock. Accordingly, in June 2006 the Series C-2 Redeemable Convertible Preferred Stock became the underlying class of stock for these warrants. As a result of the Merger (see Note 2), the class of stock underlying the warrants changed to common stock. Each time the underlying class of stock changed for these warrants, the equivalent warrant price, issue date and number of warrants were unchanged, therefore the amount of recorded debt discount in June and December 2006 was unchanged.

During 2006 the Company issued 143,845 shares of common stock as a result of warrant exercises for total proceeds of $8,857.

During 2006, pursuant to the Merger (see Note 2), the Company acquired a total of 885,351 warrants for common stock which were outstanding at the time of the Merger. Additionally, in connection with the Merger, certain stockholders of TPTX, Inc. received 1,500,000 warrants to purchase TorreyPines’ common stock at an exercise price of $8.32. In accordance with EITF 00-19, “Accounting for Derivative Financial

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Stockholders’ (Deficit) Equity (Continued)

Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has classified the warrants as liability, and has valued the warrants using the Black-Scholes model as of the date of issuance. The fair value of the warrants is remeasured quarterly and a warrant valuation adjustment is recorded to the income statement.

As of December 31, 2006, the warrants were recorded as a current liability at a fair value of $4,815,000. The warrants were valued using the Black-Scholes model assuming a risk free interest rate at 4.7%, an expected dividend yield of 0%, expected volatility of 69% and an expected life of the warrants of 2.75 years. For the year ended December 31, 2006, we recorded $240,000 in expense as a warrant valuation adjustment.

As of December 31, 2006, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Number of Shares	Exercise Price	Expiration Date
54,139	$5.50	December 31, 2007
25,000	8.00	January 15, 2008
316,078	28.00	September 11, 2008
370,916	58.00	January 8, 2009
119,218	68.00	May 3, 2009
1,500,000	8.32	October 3, 2009
12,992	9.24	July 1, 2010
6,246	5.60	December 7, 2010
59,544	9.24	September 26, 2015
2,464,133

The weighted average exercise price of warrants outstanding at December 31, 2006 was $21.16 and the weighted average remaining contractual life of the warrants was 2.59 years.

Stock Options and Restricted Stock Units

Various employees, directors, and consultants have been granted options to purchase common shares under an equity incentive plans adopted in 2000 and 2006 (the “2000 Plan” and the “2006 Plan”). The 2000 Plan provides for the grant of up to 973,588 stock options. Options granted under this plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. The exercise price of incentive stock options must be equal to at least the fair market value of the Company’s common stock on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Stockholders’ (Deficit) Equity (Continued)

The 2006 Plan provides for the grant of up to 1,875,000 stock options. Options granted under this plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. The exercise price of stock options must be equal to at least the fair market value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. Restricted stock units granted under the 2006 Plan are generally performance based awards and vest upon the achievement of defined performance targets over a specified period.

At December 31, 2006, stock options to purchase 1,001,902 shares of common stock were vested and exercisable and 1,554,256 shares remain available for future grant under the 2006 Plan. There are no shares available for future grant under the 2000 Plan.

The following table summarizes the Company’s stock option activity and related information through December 31, 2006:

	Shares	Price per share	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	483,612	$0.62 – 1.24	$0.87
Granted	146,647	1.24	1.24
Exercised	(10,826)	0.62 – 0.93	0.81
Canceled	(4,797)	0.62 – 1.24	1.08
Outstanding at December 31, 2004	614,636	0.62 – 1.24	0.96
Granted	288,419	1.24	1.24
Exercised	(31,447)	0.62 – 1.23	0.96
Canceled	(15,484)	0.93 – 1.24	1.19
Outstanding at December 31, 2005	856,124	0.62 – 1.24	1.05
Granted	216,250	1.48 – 6.37	5.23
Exercised	(329,965)	0.62 – 1.24	1.01
Canceled	(6,362)	1.24	1.24
Acquired in the Merger	671,530	0.16 – 92.00	29.97
Outstanding at December 31, 2006	1,407,577	$0.16 – 92.00	$15.50
Vested and exercisable at December 31, 2006	1,001,902		$20.41

The weighted-average remaining contractual life of options outstanding and exercisable was 6.6 and 5.7 years as of December 31, 2006 and 2005, respectively. The weighted-average grant-date fair value of options during the years ended December 31, 2006, 2005 and 2004, were $3.45, $0.12 and $0.12, per share, respectively.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   Stockholders’ (Deficit) Equity (Continued)

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.16-$0.62	41,710	3.3	$0.55	41,710	$0.55
$0.93-$0.93	206,987	5.3	0.93	206,987	0.93
$1.24-$1.24	277,350	8.1	1.24	79,805	1.24
$1.48-$1.48	50,506	9.2	1.48	8,120	1.48
$6.37-$6.37	165,744	10.0	6.37	—	—
$6.60-$9.44	146,491	7.7	7.98	146,491	7.98
$9.68-$23.12	141,450	4.7	17.11	141,450	17.11
$24.48-$33.92	165,217	5.6	28.38	165,217	28.38
$36.16-$57.60	141,497	5.4	47.71	141,497	47.71
$63.28-$92.00	70,625	3.6	72.14	70,625	72.14
$0.16-$92.00	1,407,577	6.6	$15.50	1,001,902	20.41

During the year ended December 31, 2006 the Company granted 185,000 restricted stock units to management and a consultant, of which 30,000 units were canceled (see Note 10).

The following shares of common stock are reserved for future issuance at December 31, 2006:

Warrants	2,464,133
Stock options and restricted stock units:
Stock options issued and outstanding	1,407,577
Restricted stock units issued and outstanding	155,000
Available for grant	1,554,256
Total common stock reserved for future issuance	5,580,966

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

10.   Stock-Based Compensation

For the year ended December 31, 2006, the application of SFAS No. 123R resulted in the following adjustments to amounts that would have been reported under previous accounting standards:

	Year Ended
	December 31, 2006
	Under Previous Accounting	SFAS No. 123R Adjustments	As Reported Under SFAS No. 123R
Operating expenses:
Research and development	22,277,312	75,095	22,352,407
General and administrative	3,907,063	63,952	3,971,015
Loss from operations	(24,662,734)	(139,047)	(24,801,781)
Net loss attributable to common stockholders	(25,237,900)	(139,047)	(25,376,947)
Basic and diluted net loss per share attributable to common stockholders	$(8.14)	$(0.04)	$(8.18)

Stock Options

For purposes of calculating the stock-based compensation under SFAS No. 123R, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model which is consistent with the model used for pro forma disclosures under SFAS No. 123 prior to the adoption of SFAS No. 123R. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. In accordance with SFAS No. 123R share-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The assumptions used to estimate the fair value of stock options granted to employees and directors are listed below for the twelve months ended December 31, 2006.

Twelve Months Ended December 31, 2006
Expected Volatility	69.0%
Risk-Free Interest Rate	4.55-5.00%
Forfeitures	0.00-11.81%
Dividend Yield	—
Expected Term (in years)	6.1

The estimated volatility reflects the application of the SEC’s SAB No. 107, Share-Based Payment, incorporating the historical volatility of comparable companies whose share prices are publicly available. The weighted average expected life of options was calculated using the simplified method as prescribed by SAB No. 107. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury securities with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

10.   Stock-Based Compensation (Continued)

The total intrinsic value of options exercised for the three years ended December 31, 2006 was $223,014, $0 and $0, respectively. The intrinsic value of options exercised represents the difference between the market price of the stock on the date of the exercise and the exercise price multiplied by the number of options. The intrinsic value of vested and unvested stock options as of December 31, 2006 was $2,190,423 and $1,630,406, respectively; the aggregate intrinsic value of all options outstanding as of December 31, 2006 was $3,820,829. The aggregate intrinsic value represents the difference between the fair market value of our common stock as of December 31, 2006, which was $7.38 per share, and the weighted exercise price of all in-the-money options multiplied by the number of options outstanding. The total fair value of shares vested during 2006 was $128,074.

Restricted Stock Units

On December 14, 2006, the Company granted 185,000 restricted stock units with market conditions. As of December 31, 2006 there were 155,000 restricted stock units that were outstanding. These restricted stock units will vest on March 31, 2009, provided that the Company’s average closing stock price for the 6-month period ending on March 31, 2009 is at or above $10.36 per share. The restricted stock units are also subject to forfeiture if the individual officers do not meet the service requirements. The restricted stock unit activity for 2006 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2005	—	$—
Granted	185,000	3.14
Vested	—	—
Canceled	(30,000)	3.14
Restricted stock units outstanding at December 31 2006	155,000	$3.14

These awards will result in a maximum number of 155,000 additional outstanding shares of the Company’s common stock on March 31, 2009 if the market conditions and service requirements are met. The awards were valued using a Monte Carlo simulation option-pricing model as they have a market price condition. The assumptions used to value restricted stock units were as follows:

Twelve months ended December 31, 2006
Expected volatility	59% to 75%
Expected term (in years)	2.33
Risk-free interest rate	4.7% to 5.1%
Dividend yield	0%

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

10.   Stock-Based Compensation (Continued)

The Company recognized $139,047 in total stock-based compensation expense for its share-based awards during the twelve-month period ended December 31, 2006 of which $119,062 are related to employee and director awards valued under SFAS No. 123R. Stock-based compensation expense was allocated among the following expense categories:

Twelve Months Ended December 31, 2006
Research and development	$75,095
General and administrative	63,952
Stock-based compensation expense	$139,047
Stock-based compensation expense per share, basic and diluted	$0.04

As of December 31, 2006, the total unrecognized stock-based compensation expense related to non-vested stock options was $888,179. This expense is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.9 years.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period. During the twelve months ended December 31, 2006, 2005 and 2004, the Company recognized $19,985, $8,074 and $7,181 respectively, for stock options and warrants issued to non-employees.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

The following table illustrates the effect on net losses as if the Company had applied the fair value recognition provisions of SFAS No. 123 to determine stock-based compensation for the twelve months ending December 31, 2005 and 2004:

	Twelve Months Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(15,976,382)	$(12,948,721)
Add: Share-based compensation expense for consultants included in reported net loss attributable to common stockholders	8,074	7,181
Deduct: Share-based compensation expense for employees determined under fair value based method for all awards	(103,076)	(83,737)
Pro forma net loss attributable to common stockholders	(16,071,384)	(13,025,277)
Pro forma net loss per share attributable to common stockholders, basic and diluted	$(30.87)	$(26.15)

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

10.   Stock-Based Compensation (Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months Ended December 31,
	2005	2004
Expected Volatility	65.0%	65.0%
Risk-Free Interest Rate	5.6%	5.6%
Forfeitures	0.0%	0.0%
Dividend Yield	—	—
Expected Term (in years)	5.0	5.0

11.   Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005, are shown below. A valuation allowance of $31,809,000 has been recognized to offset the net deferred tax assets as of December 31, 2006, as realization of such assets is uncertain.

	December 31,
	2006	2005
Deferred tax assets:
Capitalized research and development expenses	$1,137,000	$576,000
Net operating loss carryforwards	24,307,000	14,075,000
Research and development and manufacturers’ investment credits	4,697,000	3,029,000
Deferred revenue	870,000	3,660,000
Stock based compensation	11,000	7,000
Investment in OXIS	2,202,000	—
Other	36,000	171,000
Total deferred tax assets	33,260,000	21,518,000
Deferred tax liabilities
Acquired patents	(1,404,000)	—
Depreciation	(47,000)	(98,000)
Total deferred tax liabilities	(1,451,000)	(98,000)
Net deferred tax assets and liabilities	31,809,000	21,420,000
Valuation allowance for deferred tax assets	(31,809,000)	(21,420,000)
Net deferred tax assets	$—	$—

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

11.   Income Taxes (Continued)

Reconciliation of the statutory federal income tax to the Company’s effective tax rate as of December 31, 2006 and 2005 is shown below:

	December 31,
	2006	2005
Tax at federal statutory rate	$(8,628,162)	$(4,039,701)
State tax benefit, net of federal effect	(1,472,647)	(737,288)
Non deductible in-process research and development	2,831,642	—
Research and development credit	(733,920)	(111,150)
Change in valuation allowance	7,892,896	4,881,110
Non deductible warrant valuation adjustment	81,600	—
Other	28,591	7,029
Provision for taxes	$—	$—

A significant portion of TorreyPines’ deferred tax assets acquired in the Merger (see Note 2) are limited and are not recorded in these financial statements due to Section 382 and 383 limitations. Additionally a valuation allowance of $3,022,000 has been recorded on the deferred tax assets that were recognized at the date of the Merger. In the event the Company reduces the valuation allowance on the deferred tax assets acquired in the Merger, an off-setting adjustment would be required to the goodwill.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company plans to pursue a net operating loss study to determine any such limitations. Pending completion of this study, the Company has estimated that federal and California tax net operating loss carryforwards of approximately $65,610,000 and $34,272,000 should be allowable under the limitation. These federal and state carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. The Company has federal research credit carryforwards of approximately $3,127,000, which will begin expiring in 2020 unless previously utilized, and state research credit carryforwards of $2,275,000, which carryforward indefinitely. The Company also has state manufacturers’ investment tax credit carryforwards of approximately $103,000, which will begin expiring in 2011.

12.   Employee Benefit Plan

Effective January 1, 2001, the Company adopted a defined contribution 401(k) Plan covering substantially all employees that meet certain age requirements. Employees may contribute up to 60% of their compensation per year, subject to a maximum limit by federal law. The Company is not required to, and has not, matched any portion of the employee contributions through December 31, 2006.

13.   Related-Party Transactions

For the three years ended December 31, 2006, two directors provided consulting services to the Company. Combined total payments for these services were $40,000, $90,000 and $90,000 for 2006, 2005 and 2004, respectively.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

14.   Selected Quarterly Data (Unaudited)

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended December 31, 2006. This quarterly financial data has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year or future quarters.

2006 Quarter Ended

	March 31	June 30	September 30	December 31
Total revenue	$2,462,500	$2,462,500	$2,462,500	$2,462,500
Operating expenses	6,331,261	8,145,133	5,150,023	15,025,364
Net loss attributable to common stockholders	$(4,948,039)	$(6,880,411)	$(3,944,631)	$(9,603,866)
Basic and diluted net loss per share attributable to common stockholders	$(9.24)	$(12.83)	$(7.18)	$(0.89)

2005 Quarter Ended

	March 31	June 30	September 30	December 31
Total revenue	$1,279,167	$2,112,500	$2,112,500	$2,462,500
Operating expenses	3,778,238	4,580,174	4,486,564	7,059,994
Net loss attributable to common stockholders	$(3,498,930)	$(3,396,559)	$(3,340,814)	$(5,740,079)
Basic and diluted net loss per share attributable to common stockholders	$(6.88)	$(6.62)	$(6.35)	$(10.73)

15.   Contingencies

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of Axonyx common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a current director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. The Company filed its answer to that complaint on May 26, 2006. The Company’s motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. The motion to dismiss is pending.

The class action plaintiffs allege generally that the Company’s Phase III phenserine development program was subject to alleged errors of design and execution which resulted in the failure of the first Phase III phenserine trial to show efficacy. Plaintiffs allege the defendants’ failure to disclose the alleged defects resulted in the artificial inflation of the price of the Company’s shares during the class period.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

15.   Contingencies (Continued)

There is also a shareholder derivative suit pending in New York Supreme Court, New York County, against our current and former directors and officers. The named defendants are Marvin S. Hausman, M.D., Gosse B. Bruinsma, M.D., S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Ph.D., Gerard J. Vlak, Ralph Snyderman, M.D. and Michael A. Griffith. Defendants are alleged to have breached their duties to the Company and misused inside information regarding clinical trials of phenserine. This action has been stayed pending further developments in the federal class action.

The complaints seek unspecified damages. Management believes the claims are without merit and plans to defend the claims vigorously. The Company has determined that a loss in connection with these matters is possible, but not probable. Accordingly, the Company has not recorded any liability relating to these matters.

16.   Subsequent Event

In February 2007 Eisai exercised its right to extend the original term of the February 2005 collaboration agreement for a period of twelve months. In connection with this extension, we will receive a cash payment of $5,000,000.