Form 10-Q
period 2007-03-31
TorreyPines Therapeutics, Inc.
filed 2007-05-14
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 000-25571

TORREYPINES THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0883978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)

11085 North Torrey Pines Road, Suite 300
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

As of May 7, 2007, there were 15,700,839 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TorreyPines Therapeutics, Inc.
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$52,542,835	$55,382,962
Contracts receivable	1,000,000	—
Prepaid expenses and other current assets	916,349	581,491
Total current assets	54,459,184	55,964,453

Property and equipment, net	735,615	795,902
Purchased patents, net	3,807,769	3,905,478
Investment in OXIS International, Inc.	2,493,561	2,719,342
Other assets	49,396	49,696

Total assets	$61,545,525	$63,434,871

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,565,907	$4,254,265
Long-term debt, current portion	3,290,348	3,200,826
Common stock warrant liability	4,131,000	4,815,000
Total current liabilities	10,987,255	12,270,091

Long-term debt, net of current portion	3,572,631	4,396,649
Deferred revenue	5,483,333	2,183,333
Deferred rent	18,729	15,824
Total liabilities	20,061,948	18,865,897

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,700,839 and 15,676,964 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	15,701	15,677
Additional paid-in capital	117,578,999	117,417,003
Accumulated other comprehensive income	201,723	168,301
Accumulated deficit	(76,312,846)	(73,032,007)
Total stockholders’ equity	41,483,577	44,568,974

Total liabilities and stockholders’ equity	$61,545,525	$63,434,871

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue
License and option fees	$1,700,000	$1,700,000
Research funding	762,500	762,500
Total revenue	2,462,500	2,462,500

Operating expenses
Research and development	5,177,401	5,659,000
General and administrative	1,394,496	672,261
Total operating expenses	6,571,897	6,331,261

Loss from operations	(4,109,397)	(3,868,761)

Other income (expense)
Interest income	607,754	223,359
Interest expense	(237,415)	(157,484)
Equity in loss of OXIS International, Inc.	(225,781)	—
Warrant valuation adjustment	684,000	—
Gain on asset disposal	—	2,584
Total other income (expense)	828,558	68,459

Net loss	(3,280,839)	(3,800,302)

Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,147,737)

Net loss attributable to common stockholders	$(3,280,839)	$(4,948,039)

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(9.24)

Weighted average shares used in the computation of basic and diluted net loss per share attributable to common stockholders	15,688,079	535,581

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(3,280,839)	$(3,800,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,291	175,482
Stock-based compensation	142,206	29,511
Amortization of debt discount	32,912	15,190
Amortization of purchased patents	97,708	—
Deferred rent	2,904	2,877
Deferred revenue	3,300,000	(1,700,000)
Gain on disposal of assets	—	(2,584)
Equity in loss of OXIS International, Inc.	225,781	—
Change in warrant valuation	(684,000)	—
Changes in operating assets and liabilities:
Contracts receivable	(1,000,000)	—
Prepaid expenses and other current assets	(333,987)	(293,401)
Other assets	298	(25,585)
Accounts payable and accrued liabilities	(689,364)	(774,225)
Net cash used in operating activities	(2,085,090)	(6,373,037)

Investing activities
Purchases of property and equipment	(41,003)	(51,105)
Net cash used in investing activities	(41,003)	(51,105)

Financing activities
Issuance of common stock	19,814	1,000
Proceeds from long-term debt	—	5,000,000
Payments on long-term debt	(767,407)	—
Net cash provided by (used in) financing activities	(747,593)	5,001,000

Effect of exchange rate changes on cash	33,559	65,916

Net decrease in cash and cash equivalents	(2,840,127)	(1,357,226)

Cash and cash equivalents at beginning of period	55,382,962	28,756,888

Cash and cash equivalents at end of period	$52,542,835	$27,399,662

Supplemental disclosure of cash flow information
Cash paid for interest	$204,504	$142,294
Warrant issued in conjunction with debt	$—	$212,665
Noncash purchases of property and equipment	$—	$2,584

See accompanying notes.

TorreyPines Therapeutics, Inc.
Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of TorreyPines Therapeutics, Inc. (together with our wholly-owned subsidiaries, TPTX, Inc. and TorreyPines Therapeutics Europe NV) should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC related to a quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  In the opinion of our management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates. .

Prior to October 3, 2006 we were known as Axonyx Inc. On October 3, 2006, we completed a business combination, referred to as the Merger, with TorreyPines Therapeutics, Inc. (now known as TPTX, Inc.).  For accounting purposes, we were deemed to be the acquired entity in the Merger, and the Merger was accounted for as a reverse acquisition. In connection with the Merger, we changed our name to TorreyPines Therapeutics, Inc. and effected an 8-for-1 reverse stock split of our Common Stock. Our financial statements reflect the historical results of TPTX, Inc. prior to the Merger and that of the combined company following the Merger, and do not include the historical results of Axonyx Inc. prior to the completion of the Merger. All share and per share disclosures have been retroactively adjusted to reflect the exchange of shares in the Merger, and the 8-for-1 reverse split of our common stock on October 3, 2006.  References in this report to “TorreyPines,” “Company,” “we,” “us” and “our” refer to TorreyPines Therapeutics, Inc. and its subsidiaries.

(2) Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income or loss and foreign currency translation adjustments, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss is as follows:

	Three Months Ended March 31,
	2007	2006

Net loss	$(3,280,839)	$(3,800,302)

Foreign currency translation adjustments	33,422	65,779

Comprehensive loss	$(3,247,417)	$(3,734,523)

(3) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Net loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the periods presented.  Net loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents.  For the three-month periods ended March 31, 2007 and 2006, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, warrants and redeemable convertible preferred stock, is antidilutive.

(4) Commitments and Contingencies

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

(5) Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company has unrecognized tax benefits of approximately $711,000 which did not change significantly during the three months ended March 31, 2007. The application of FIN 48 would have resulted in a charge to retained earnings of $603,000, except that the charge was fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

As of the date of adoption of FIN 48, no interest or penalties associated with any unrecognized tax benefits were accrued, nor was any interest expense recognized during the quarter. The Company’s policy is to record interest and penalties related to tax positions in income tax expense.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the United States and various state taxing authorities due to the carryforward of unutilized net operating losses and credits. Tax years 2004 and forward remain open to examination by foreign taxing jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes as of and for the year ended December 31, 2006 included with the our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2007. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Part II, Item 1A, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.

Overview

Company Overview

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel small molecules to treat diseases and disorders of the central nervous system, or CNS. Our therapeutic focus is in two areas: chronic pain, including migraine and neuropathic pain; and cognitive disorders, including cognitive impairment associated with schizophrenia, and Alzheimer’s disease. Through our in-house discovery programs and strategic in-licensing, we have built a robust pipeline of eight product candidates for these indications.

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

We also have four product candidates in development and two discovery programs focused on cognitive disorders. Phenserine, Posiphen, bisnorcymserine and NGX555 are in various stages of development for the treatment of Alzheimer’s disease. We have completed Phase III clinical trials of phenserine and are currently pursuing out-licensing opportunities. Phase I clinical trials have been completed on Posiphen. Bisnorcymserine and NGX555 are currently in preclinical development. Our two drug discovery programs are focused on discovering and validating small molecules and novel molecular targets for Alzheimer’s disease, and we are conducting both programs in collaboration with Eisai Co., Ltd., or Eisai, a leader in Alzheimer’s disease research.

Financial Overview

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of March 31, 2007, our accumulated deficit was $76.3 million. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426, and NGX267.

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

•         royalty payments from partners; and

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

Research and Development Expense

Since inception, we have focused on discovery and development of novel small molecules to treat CNS diseases and disorders. We currently have five compounds with open Investigational New Drug applications, or INDs, three of which are in clinical trials:

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

•         laboratory supplies and materials;

•         manufacturing of product candidates for use in our preclinical testing and clinical trials;

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We review our estimates on an ongoing basis, including those related to revenue, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have been incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us. To date, we have been able to reasonably estimate these costs; however, as we increase the level of services performed on our behalf, it will become increasingly more difficult for us to estimate these costs, which could result in our reported expenses for future periods being too high or too low.

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

Recently Issued Accounting Pronouncements

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current research agreements and future strategic alliance agreements, as well as the progress and timing of expenditures related to our development and discovery efforts.  Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2007 and 2006

The following table summarizes the significant components of our results of operations for the three months ended March 31, 2007 and 2006, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change
Revenue	$2,463	$2,463	$—	—%
Research and development expense	5,177	5,659	(482)	(9)%
General and administrative expense	1,394	672	722	107%
Interest income	608	223	385	173%
Interest expense	237	157	80	51%

Revenue.   Revenue for the three months ended March 31, 2007 was unchanged from the same period in 2006.  There were no current quarter changes in our strategic alliance agreements that affected our revenue from license and option fees or research funding.

Research and development expense.   Research and development expense decreased to $5.2 million for the three months ended March 31, 2007 from $5.7 million for the same period in 2006. The $0.5 million decrease was attributable to a decrease in research expense of $0.8 million, offset by an increase in development expense of $0.3 million.

The $0.8 million decrease in research expense was primarily due to lower costs incurred under a research agreement with Eisai.  Specifically, lower usage of certain lab supplies accounted for most of the decrease.  The $0.3 million increase in development expense was due to increased clinical trial activity and increases in personnel costs and related expenses.

General and administrative expense.  General and administrative expense increased to $1.4 million for the three months ended March 31, 2007 from $0.7 million for the same period in 2006. The $0.7 million increase was attributable to increased professional services costs, including increased audit and legal costs, and increased insurance costs. Additionally, personnel costs and related expenses increased for the three months ended March 31, 2007 compared to the same period in 2006.

Interest income.   Interest income increased to $608,000 for the three months ended March 31, 2007 from $223,000 for the same period in 2006. The increase of $385,000 was due to a higher average cash and cash equivalents balance during the first quarter of 2007 compared to the first quarter of 2006.

Interest expense.   Interest expense increased to $237,000 for the three months ended March 31, 2007 from $157,000 for the same period in 2006. The $80,000 increase is attributable to a higher average debt balance during the first quarter of 2007 compared to the first quarter of 2006. In March 2006 we drew down the remaining $5.0 million of a $10 million debt facility.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income.  Through March 31, 2007, we had received approximately $67.4 million in net proceeds from the sale of equity securities, $38.6 million in payments under our research agreements, $18.7 million from debt issuances, and $3.9 million in interest income.  In addition, we received $46.5 million of cash in connection with the Merger in October 2006.

At March 31, 2007, we had cash and cash equivalents of $52.5 million as compared to $55.4 million at December 31, 2006. The cash balance at March 31, 2007 is $2.9 million lower than the balance at December 31, 2006 due largely to the current quarter operating loss, repayments of debt and capital equipment purchases, offset by proceeds from license and option fee payments and research funding payments.

We believe we have sufficient funds to enable us to meet our ongoing working capital requirements through at least December 31, 2008.  For a further discussion of the risks related to the availability of cash to fund our future operations, please see “Risk Factors.”

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007 and 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the three months ended March 31, 2007 and 2006, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at March 31, 2007 and 2006, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

Item 1A.   Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.  The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Risks Related to Our Business

*We expect to continue to incur net operating losses for the next several years and may never achieve profitability.

We have incurred net operating losses every year since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $76.3 million. Over the next several years we expect a significant increase in our operating losses as we conduct additional research, development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current collaboration and licensing agreements. Given the risks associated with discovery, development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

Our product candidates, other than phenserine, are at an early stage of development and we do not have any products that are commercially available. Our product candidates, tezampanel and NGX426 for migraine, phenserine and Posiphen for Alzheimer’s disease, and NGX267 for CIAS are currently in clinical development. Our other product candidates, NGX292, a muscarinic agonist, bisnorcymserine, or BNC, a butyrylcholinesterase inhibitor and NGX555, a gamma-secretase modulator, are in preclinical development. We will need to perform additional development work and conduct further clinical trials for all of our product candidates before we can seek the regulatory approvals necessary to begin commercial sales.

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

Additionally, preclinical studies and clinical trials are expensive, can take many years, and have an uncertain outcome. Product candidates may not be successful in clinical trials for a number of reasons, including, but not limited to, the failure of a product candidate to be safe and efficacious, the results of later stage clinical trials not confirming earlier clinical results, or clinical trial results not being acceptable to the United States Food and Drug Administration, or FDA, or other regulatory agencies.

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

The success of our product candidates may also be limited by the incidence and severity of any adverse side effects. Additionally, any regulatory approval to market a product may be subject to the imposition by such regulatory agency of limitations on the indicated uses. These limitations may reduce the size of the market for the product. If we fail to commercialize one or more of our current product candidates, our business, results of operations, financial condition, and prospects for future growth will be materially and adversely affected.

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

We have licensed rights to product candidates tezampanel and NGX426 from Eli Lilly and Company, or Eli Lilly. Eli Lilly has rights of termination under the license agreement, which if exercised would adversely affect our business.

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

We have licensed rights to product candidates NGX267 and NGX292 from Life Science Research Israel, or LSRI, and LSRI has rights of termination under the license agreement, which if exercised would adversely affect our business.

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

We depend on Eisai Co. Ltd., or Eisai, for funding for our gamma-secretase modulator program and Alzheimer’s disease genetics research program. Eisai has the first right to obtain rights to gene targets and compounds resulting from these programs, which could delay or limit our ability to develop and commercialize these gene targets and compounds.

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

We have an agreement providing Johnson & Johnson Development Corporation, or JJDC, the first right to obtain rights to our M1 agonist program, which could delay or limit our ability to develop and commercialize these product candidates.

We have an agreement with JJDC regarding our research and development work into the effects of using M1 agonists, such as NGX267 and NGX292, in the treatment of CNS diseases and disorders. Upon completion of a specified level of development of our lead M1 agonist, we are obligated to provide results for the compound to JJDC.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission, or SEC. Changes to, or interpretations of, accounting methods or policies in the future may result in unfavorable accounting charges or may require us to change our compensation policies to avoid such charges.

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

A class action securities lawsuit and a stockholder derivative lawsuit was filed against us, as described under “Part II, Item 1—Legal Proceedings.” We are defending against these actions vigorously; however, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. We have purchased liability insurance, however, if any costs or expenses associated with the litigation  exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and share price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

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

We currently have operations in Belgium and are conducting clinical trials in Europe. Costs resulting from our operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates. Further, we incur other operating expenses, including expenses related to clinical trials, which are denominated in Euros and other local currencies. Significant fluctuations in the currency exchange rates and general economic conditions in the countries in which we do business, could harm our operating results.

The carrying value of our investment in OXIS International may face future impairment.

We account for our investment in OXIS under the equity method of accounting following accounting principles bulletin (APB) No. 18. Any impairment charge would be required if we determined that any reduction in the OXIS market value over the carrying value was permanent.

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

Item 6. Exhibits

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

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s filing on Form S-8 filed on October 30, 2006).

4.2

Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

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

Number	Exhibits

4.7	Form of Warrant issued to SCO Financial Group, LLC (incorporated by reference to exhibit 4.5 to Registrant’s Registration Statement on Form S-3 (File No. 333-76234) filed on January 3, 2002).

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

4.14	Form of Warrant issued to Comerica Bank on July 1, 2003 (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.15	Form of Warrant issued to Silicon Valley Bank on December 8, 2000 (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.16

Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.17

Rights Agreement, dated as of May 13, 2005, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005).

4.18

Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.19

Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.20	Reference is made to Exhibits 3.1 through 3.6.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibits

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007

TorreyPines Therapeutics, Inc.

By: /s/ Neil M. Kurtz, M.D.

Neil M. Kurtz, M.D. President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Craig Johnson

Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)