Form 10-Q
period 2007-06-30
TorreyPines Therapeutics, Inc.
filed 2007-08-14
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 7, 2007, there were 15,733,087 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TorreyPines Therapeutics, Inc.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$46,710,565	$55,382,962
Prepaid expenses and other current assets	502,790	581,491
Total current assets	47,213,355	55,964,453

Property and equipment, net	673,326	795,902
Purchased patents, net	3,710,061	3,905,478
Investment in OXIS International, Inc.	2,808,209	2,719,342
Other assets	49,397	49,696

Total assets	$54,454,348	$63,434,871

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,053,253	$4,254,265
Long-term debt, current portion	3,382,377	3,200,826
Common stock warrant liability	—	4,815,000
Total current liabilities	7,435,630	12,270,091

Long-term debt, net of current portion	2,724,644	4,396,649
Deferred revenue	3,783,333	2,183,333
Deferred rent	18,811	15,824
Total liabilities	13,962,418	18,865,897

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,733,087 and 15,676,964 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	15,733	15,677
Additional paid-in capital	121,708,930	117,417,003
Accumulated other comprehensive income	237,813	168,301
Accumulated deficit	(81,470,546)	(73,032,007)
Total stockholders’ equity	40,491,930	44,568,974

Total liabilities and stockholders’ equity	$54,454,348	$63,434,871

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
License and option fees	$1,700,000	$1,700,000	$3,400,000	$3,400,000
Research funding	762,500	762,500	1,525,000	1,525,000
Total revenue	2,462,500	2,462,500	4,925,000	4,925,000

Operating expenses:
Research and development	7,051,673	7,511,612	12,229,074	13,170,612
General and administrative	1,463,359	633,521	2,857,855	1,305,782
Total operating expenses	8,515,032	8,145,133	15,086,929	14,476,394

Loss from operations	(6,052,532)	(5,682,633)	(10,161,929)	(9,551,394)

Other income (expense)
Interest income	587,226	249,900	1,194,980	473,259
Interest expense	(215,755)	(298,924)	(453,170)	(456,408)
Equity in income of OXIS International, Inc.	314,649	—	88,868	—
Warrant valuation adjustment	208,712	—	892,712	—
Gain on asset disposal	—	—	—	2,584
Total other income (expense)	894,832	(49,024)	1,723,390	19,435

Net loss	(5,157,700)	(5,731,657)	(8,438,539)	(9,531,959)

Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,148,754)	—	(2,296,491)

Net loss attributable to common stockholders	$(5,157,700)	$(6,880,411)	$(8,438,539)	$(11,828,450)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(12.83)	$(0.54)	$(22.07)

Weighted average shares used in the computation of basic and diluted net loss per share attributable to common stockholders	15,711,588	536,123	15,699,834	535,852

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	$(8,438,539)	$(9,531,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196,224	345,969
Stock-based compensation	326,280	54,277
Amortization of debt discount	65,825	48,102
Amortization of purchased patents	195,417	—
Deferred rent	2,986	7,193
Deferred revenue	1,600,000	(3,400,000)
Gain on disposal of assets	—	(2,584)
Equity in income of OXIS International, Inc.	(88,868)	—
Change in warrant valuation	(892,712)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	79,361	214,727
Other assets	299	(175,221)
Accounts payable and accrued liabilities	(204,471)	(215,340)
Net cash used in operating activities	(7,158,198)	(12,654,836)

Investing activities
Purchases of property and equipment	(73,648)	(133,483)
Net cash used in investing activities	(73,648)	(133,483)

Financing activities
Issuance of common stock	43,414	6,000
Issuance of preferred stock, net of issuance costs	—	6,322,165
Proceeds from long-term debt	—	5,000,000
Payments on long-term debt	(1,556,277)	(633,566)
Net cash provided by (used in) financing activities	(1,512,863)	10,694,599

Effect of exchange rate changes on cash	72,312	199,589

Net decrease in cash and cash equivalents	(8,672,397)	(1,894,131)

Cash and cash equivalents at beginning of period	55,382,962	28,756,888

Cash and cash equivalents at end of period	$46,710,565	$26,862,757

Supplemental disclosure of cash flow information
Cash paid for interest	$387,345	$408,306
Warrant issued in conjunction with debt	$—	$212,665
Noncash purchases of property and equipment	$—	$2,584

See accompanying notes.

TorreyPines Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2007

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(5,157,700)	$(5,731,657)	$(8,438,539)	$(9,531,959)

Foreign currency translation adjustments	36,090	133,484	69,512	199,263

Comprehensive loss	$(5,121,610)	$(5,598,173)	$(8,369,027)	$(9,332,696)

(3) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods presented.  Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding increased to include potentially dilutive common stock equivalents outstanding during the period.  For the three- and six-month periods ended June 30, 2007 and 2006, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units, warrants and redeemable convertible preferred stock, is antidilutive.

(4)  Common Stock Warrant Liability

During the quarter ended June 30, 2007, we obtained letters from the holders of warrants issued in connection with the Merger clarifying the warrant agreement provisions to allow for settlement of these warrants with the issuance of unregistered shares and to further clarify that a net cash settlement is prohibited.  Prior to obtaining the clarification letters, the provisions of the warrant agreement required liability treatment for these instruments under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  On each of the effective dates of these clarification letters (for which we received no additional consideration), the aggregate fair value of $3,922,288 for these warrants, as calculated using the Black-Scholes model, was reclassified from current liabilities to additional paid-in capital and a warrant valuation adjustment of $208,712 was recorded as other income on the accompanying consolidated statement of operations.  As of June 30, 2007, the common stock warrant liability was $0.

(5) Commitments and Contingencies

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of Axonyx common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. The Company filed its answer to that complaint on May 26, 2006. The Company’s motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. The motion to dismiss is pending.

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

There is also a shareholder derivative suit pending in New York Supreme Court, New York County, against our former directors and officers and one of our current directors. The named defendants are Marvin S. Hausman, M.D., Gosse B. Bruinsma, M.D.,S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Ph.D., Gerard J. Vlak, Ralph Snyderman, M.D. and Michael A. Griffith. Defendants are alleged to have breached their duties to the Company and misused inside information regarding clinical trials of phenserine. This action has been stayed pending further developments in the federal class action.

The complaints seek unspecified damages. Management believes the claims are without merit and plans to defend the claims vigorously. The Company has determined that a loss in connection with these matters is possible, but not probable. Accordingly, the Company has not recorded any liability relating to these matters.

(6) Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company has unrecognized tax benefits of approximately $711,000 which did not change significantly during the six months ended June 30, 2007. The application of FIN 48 would have resulted in a charge to retained earnings of $603,000, except that the charge was fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes as of and for the year ended December 31, 2006 included with  our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2007. Operating results are not necessarily indicative of results that may occur in future periods.

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Part II, Item 1A, and other documents we file with the SEC. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.

Overview

Company Overview

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel small molecules to treat diseases and disorders of the central nervous system, or CNS. Our therapeutic focus is in two areas: chronic pain, including migraine and neuropathic pain; and cognitive disorders, including cognitive impairment associated with schizophrenia and Alzheimer’s disease. Through our in-house discovery programs and strategic in-licensing, we have built a robust pipeline of seven product candidates for these indications.

We currently have two product candidates in clinical development for chronic pain. We initiated a Phase IIb clinical trial of tezampanel, our lead product candidate for chronic pain, in October 2006 and completed enrollment in August 2007. This clinical trial will evaluate the use of tezampanel for the abortive treatment of migraine. We expect to have top-line results from this clinical trial in the fourth quarter of 2007. We are currently conducting a Phase I clinical trial for our follow-on product candidate for chronic pain, NGX426.

We currently have one product candidate in clinical development for cognitive disorders. NGX267 is our lead product candidate for the treatment of cognitive impairment associated with schizophrenia, or CIAS. We have completed two Phase I clinical trials of NGX267. We initiated an additional Phase I clinical trial of NGX267 in March 2007. Assuming favorable results, we intend to initiate a Phase II clinical trial in the first half of 2008. The Phase II clinical trial would evaluate NGX267 for the treatment of CIAS. We expect that NGX267 would be used as co-therapy to current antipsychotic therapy to treat schizophrenia. In addition, although not the primary indication, we intend to initiate a small Phase II trial of NGX267 as a potential treatment for dry mouth, or xerostomia, secondary to Sjogren’s Syndrome, and we may also evaluate NGX267 for the potential treatment of Alzheimer’s disease.

We also have four product candidates in development focused on cognitive disorders: Posiphen® , NGX292, bisnorcymserine and NGX555.  Two Phase I clinical trials have been completed for Posiphen. NGX292, bisnorcymserine and NGX555 are currently in preclinical development. In addition, we have two drug discovery programs focused on discovering and validating small molecules and novel molecular targets for Alzheimer’s disease, and we are conducting both programs in collaboration with Eisai Co., Ltd., or Eisai, a leader in Alzheimer’s disease research.

Financial Overview

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of June 30, 2007, our accumulated deficit was $81.5 million. We expect to incur substantial and increasing losses for the next several years as we continue to expend resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426, and NGX267.

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

Revenue

All of our revenue to date has been derived from license and option fees and research funding from our strategic alliance agreements. We will continue to seek partners for some or all of our product candidates and discovery programs. In the future, we will seek to generate revenue from some or all of the following sources:

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

Research and Development Expense

Since inception, we have focused on discovery and development of novel small molecules to treat CNS diseases and disorders. We currently have four compounds with open Investigational New Drug applications, or INDs, three of which are in clinical trials:

•      Tezampanel, for the treatment of migraine, which has been studied in two Phase I clinical trials and five Phase IIa clinical trials and for which we completed enrollment for a Phase IIb clinical trial in July 2007;

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

•      fees paid to contract research organizations and professional service providers for independent monitoring, analysis and regulatory services for our clinical trials;

•      laboratory supplies and materials;

•      manufacturing of product candidates for use in our preclinical testing and clinical trials;

•      preclinical costs;

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

Stock-Based Compensation

We estimate the fair value of stock options and non-performance based restricted stock units granted using the Black-Scholes option valuation model and the fair value of performance based restricted stock units granted using a Monte-Carlo simulation option-pricing model. The fair values of stock option and restricted stock unit awards are amortized over the requisite service periods of the awards. Both the Black-Scholes option valuation model and the Monte-Carlo simulation option-pricing model require the input of highly subjective assumptions, including the option or restricted stock unit’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense related to stock options is based on awards ultimately expected to vest, the stock-based compensation expense has been reduced for estimated forfeitures of stock options. Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock option forfeitures were estimated based on historical experience. We may elect to use different assumptions under both the Black-Scholes option valuation model or the Monte-Carlo simulation option-pricing model in the future, which could materially affect our net income or loss and net income or loss per share.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Comparison of the Three Months Ended June 30, 2007 and 2006

The following table summarizes the significant components of our results of operations for the three months ended June 30, 2007 and 2006, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue	$2,463	$2,463	$—	—%
Research and development expense	7,052	7,512	(460)	(6)%
General and administrative expense	1,463	634	829	131%
Interest income	587	250	337	135%
Interest expense	216	299	(83)	(28)%

Revenue.   Revenue for the three months ended June 30, 2007 was unchanged from the same period in 2006.  There were no current quarter changes in our strategic alliance agreements that affected our revenue from license and option fees or research funding.

Research and development expense.   Research and development expense decreased to $7.0 million for the three months ended June 30, 2007 from $7.5 million for the same period in 2006. The $0.5 million decrease was attributable to a decrease in research expense of $1.0 million, offset by an increase in development expense of $0.5 million.

The $1.0 million decrease in research expense was primarily due to lower costs incurred under a research agreement with Eisai.  Specifically, lower usage of certain lab supplies accounted for most of the decrease.  The $0.5 million increase in development expense was due to increased clinical trial activity and increases in personnel costs and related expenses offset by a decrease in license costs.

General and administrative expense.  General and administrative expense increased to $1.5 million for the three months ended June 30, 2007 from $0.6 million for the same period in 2006. The increase was attributable to increased professional services costs, including increased audit and legal costs, and increased insurance costs. Additionally, personnel costs and related expenses increased for the three months ended June 30, 2007 compared to the same period in 2006.

Interest income.   Interest income increased to $587,000 for the three months ended June 30, 2007 from $250,000 for the same period in 2006. The increase of $337,000 was due to a higher average cash and cash equivalents balance during the second quarter of 2007 compared to the second quarter of 2006.

Interest expense.   Interest expense decreased to $216,000 for the three months ended June 30, 2007 from $299,000 for the same period in 2006. The $83,000 decrease is attributable to a lower average debt balance during the second quarter of 2007 compared to the second quarter of 2006.

Comparison of the Six Months Ended June 30, 2007 and 2006

The following table summarizes the significant components of our results of operations for the six months ended June 30, 2007 and 2006, in thousands, together with the change in such items in dollars and as a percentage.

	For the Six Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue	$4,925	$4,925	$—	—%
Research and development expense	12,229	13,171	(942)	(7)%
General and administrative expense	2,858	1,306	1,552	119%
Interest income	1,195	473	722	153%
Interest expense	453	456	(3)	(1)%

Revenue.   Revenue for the six months ended June 30, 2007 was unchanged from the same period in 2006.  There were no current quarter changes in our strategic alliance agreements that affected our revenue from license and option fees or research funding.

Research and development expense.   Research and development expense decreased to $12.2 million for the six months ended June 30, 2007 from $13.2 million for the same period in 2006. The $1.0 million decrease was attributable to a decrease in research expense of $1.8 million, offset by an increase in development expense of $0.8 million.

The $1.8 million decrease in research expense was primarily due to lower costs incurred under a research agreement with Eisai.  Specifically, lower usage of certain lab supplies accounted for most of the decrease.  The $0.8 million increase in development expense was due to increased clinical trial activity offset by a decrease in license costs.

General and administrative expense.  General and administrative expense increased to $2.9 million for the six months ended June 30, 2007 from $1.3 million for the same period in 2006. The $1.6 million increase was attributable to increased professional services costs, including increased audit and legal costs and increased personnel costs and related expenses.

Interest income.   Interest income increased to $1.2 million for the six months ended June 30, 2007 from $0.5 million for the same period in 2006. The increase of $0.7 million was due to an increase in the average cash and cash equivalents balance during the first six months of 2007 compared to the same period in 2006.

Interest expense.   Interest expense decreased to $453,000 for the six months ended June 30, 2007 from $456,000 for the same period in 2006. The $3,000 decrease is attributable to a lower average debt balance during the first six months of 2007 compared to the same period of 2006.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income.  Through June 30, 2007, we had received approximately $67.5 million in net proceeds from the sale of equity securities, $40.3 million in payments under our research agreements, $18.7 million from debt issuances, and $4.5 million in interest income.  In addition, we received $46.5 million of cash in connection with the Merger in October 2006.

At June 30, 2007, we had cash and cash equivalents of $46.7 million as compared to $55.4 million at December 31, 2006. The cash balance at June 30, 2007 is $8.7 million lower than the balance at December 31, 2006 due largely to the current period operating loss, repayments of debt and capital equipment purchases, offset by proceeds from license and option fee payments and research funding payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007 and 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the three months ended June 30, 2007 and 2006, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at June 30, 2007 and 2006, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a- 15 (e)promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. The motion to dismiss is pending.

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

There is also a shareholder derivative suit pending in New York Supreme Court, New York County, against our former directors and officers and one of our current directors. The named defendants are Marvin S. Hausman, M.D., Gosse B. Bruinsma, M.D., S. Colin Neill, Louis G. Cornacchia, Steven H. Ferris, Ph.D., Gerard J. Vlak, Ralph Snyderman, M.D. and Michael A. Griffith. Defendants are alleged to have breached their duties to the company and misused inside information regarding clinical trials of phenserine. This action has been stayed pending further developments in the federal class action.

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

We have incurred net operating losses every year since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $81.5 million. Over the next several years we expect a significant increase in our operating losses as we conduct additional discovery, development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current collaboration and licensing agreements. Given the risks associated with discovery, development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

*All of our product candidates are at an early stage of development and only a portion of these are in clinical development. We cannot be certain that any of our product candidates will be successfully developed, receive regulatory approval, or be commercialized.

Our product candidates are at an early stage of development and we do not have any products that are commercially available. Our product candidates, tezampanel and NGX426 for migraine, and NGX267 for CIAS are currently in clinical development. Our other product candidates, Posiphen, NGX292, bisnorcymserine, or BNC, and NGX555 are in preclinical development. We will need to perform additional development work and conduct further clinical trials for all of our product candidates before we can seek the regulatory approvals necessary to begin commercial sales.

Success in preclinical testing and early clinical trials does not mean that later clinical trials will be successful. Companies frequently suffer significant setbacks in later stage clinical trials, even after earlier clinical trials have shown promising results. In future clinical trials with larger or somewhat different populations, results from early clinical trials may not be reproduced and analysis of new or additional data may not demonstrate sufficient safety and efficacy to support regulatory approval of a product candidate.

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

•      restrictions on or post-approval commitments with regard to any regulatory approval we ultimately obtain that renders a product candidate not commercially viable; and

•      unanticipated cost overruns in preclinical studies and clinical trials.

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

We will need to reach agreement with the FDA on the endpoints for some of our Phase III clinical trials where endpoints have not been validated and we may work with the FDA to potentially design and validate one or more endpoints. The FDA may not accept any or all of the endpoints and they may ultimately decide that the endpoints are inadequate to demonstrate the safety and efficacy levels required for regulatory approval. Our failure to adequately demonstrate the safety and efficacy of our product candidates would jeopardize our ability to achieve regulatory approval for, and ultimately to commercialize, the product candidates.

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target population, the nature of the clinical trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disorder or disease, the eligibility criteria for our clinical trials and the number of competing clinical trials. Delays in enrollment can result in increased costs and longer development times. Failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of participants than we may project for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner.

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

If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected or the development of any of our other product candidates. If we experience significant delays in the commencement or completion of clinical testing, financial results and the commercial prospects for the product candidates will be harmed and costs will increase.  Additionally, any significant delays in the commencement or completion of clinical testing will delay our ability to generate significant revenue.

We expect to complete a Phase IIb clinical trial of tezampanel in 2007, and our stock price could decline significantly if the results are not favorable or are not viewed favorably.

In the fourth quarter of 2007, we expect to complete a Phase IIb clinical trial currently in progress for tezampanel. The results of this clinical trial may not be favorable or viewed favorably by us or third parties, including investors and analysts. Biopharmaceutical company stock prices have declined significantly in certain instances where clinical results were not favorable, were perceived negatively or otherwise did not meet expectations. Unfavorable results or negative perceptions regarding the results of our clinical trials of tezampanel could cause our stock price to decline significantly.

We rely on third parties to assist us in conducting clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on, and intend to continue to rely on, third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates. Our reliance on these third parties for development activities reduces our control over these activities. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay of the affected trial. Accordingly, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

We have licensed rights to product candidates NGX267 and NGX292 from Life Science Research Israel, or LSRI.  LSRI has rights of termination under the license agreement, which if exercised would adversely affect our business.

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

We depend on Eisai Co. Ltd., or Eisai, for funding for our gamma-secretase modulator program and Alzheimer’s disease genetics discovery program. Eisai has the first right to obtain rights to gene targets and compounds resulting from these programs, which could delay or limit our ability to develop and commercialize these gene targets and compounds.

In February 2005, we entered into an agreement with Eisai to discover small molecule gamma-secretase modulator compounds to treat Alzheimer’s disease. The agreement had an initial two-year term which Eisai elected to extend for an additional 12 months. In October 2005, we entered into an agreement with Eisai to discover gene targets useful in treating or preventing Alzheimer’s disease in humans. This agreement also has a two-year term and may be extended by Eisai for up to an additional 12 months. We depend upon Eisai to provide funding for the research we conduct under each of these agreements. If Eisai were to cease funding these programs for any reason, we would need to provide our own funding for the programs, seek a strategic partner for further work on the programs, raise additional funding, or curtail or abandon the programs.

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

•      the scope of our clinical trials and other discovery and development activities;

•      the prioritization and number of clinical development and discovery programs we pursue;

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

We do not have internal manufacturing capabilities. If we fail to develop and maintain supply relationships with collaborators or other third party manufacturers, we may be unable to develop or commercialize our products.

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

We have sufficient supplies of tezampanel, NGX426 and NGX267 for our current clinical trials. We will need to identify and reach agreement with third parties for the supply of our product candidates for future clinical trials. We do not have long-term supply agreements with third parties, and we may not be able to enter into supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of our product candidates they can produce or the chemicals that we can purchase. Any interruption or delay we experience in the supply of our product candidates may impede or delay such product candidates’ clinical development and cause us to incur increased expenses associated with identifying and qualifying one or more alternate suppliers.

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

Tezampanel, NGX426 and NGX555 belong to new classes of compounds. There are no compounds in these classes that have received regulatory approval for any indication. Therefore, we do not know whether our product candidates will yield commercially viable products or receive regulatory approval.

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

NGX555, a gamma-secretase modulator, is a product candidate for Alzheimer’s disease. This product candidate belongs to a class of compounds that have been studied, or are being studied, as a treatment for Alzheimer’s disease, but there are no approved gamma-secretase modulator products for Alzheimer’s disease. As a result, we cannot be certain that our product candidates will safely and effectively improve the symptoms of Alzheimer’s disease or modify the progression of the disease or result in commercially viable drugs.

NGX267 and NGX292 are being developed for CIAS, an indication for which there are no products approved by the FDA to treat the disorder, and for which no regulatory precedents have been established.  Therefore, we do not know whether our product candidates will yield commercially viable products or receive regulatory approval.

NGX267 and NGX292 are muscarinic agonists with functionally specific M1 receptor activity that we intend to develop for the treatment of CIAS. There are currently no approved therapies for the treatment of CIAS. Therefore, in order to successfully commercialize our product candidates, we will need to agree with the FDA and other applicable regulatory agencies on clinical trial endpoints regarding safety and efficacy. Given the lack of current treatments for CIAS, we may be unable to agree on the endpoints or successfully complete clinical trials that demonstrate that such endpoints, if agreed to, have been met. Any delay in agreeing to clinical trial endpoints or in achieving those endpoints will prevent us from commercializing our product candidates.

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

•      relative convenience and ease of administration;

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

We intend to use our expertise in Alzheimer’s disease and related neurodegenerative diseases and disorders to discover, develop and commercialize new products for the treatment and prevention of these diseases and disorders. Once advanced into development, a product candidate undergoes drug substance scale up, preclinical testing, including toxicology tests, and formulation development. If this work is successful, an IND would need to be prepared, filed, and approved by the FDA and the product candidate would then be ready for human clinical testing.

The process of discovering and conducting preclinical testing on product candidates is expensive, time-consuming and unpredictable. If we are unable to advance our product candidates to clinical trials our business will be adversely affected.

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

Licensing our product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. Our partners who created these product candidates are experienced scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization of successful new drug products from our discovery program is likely to attract additional research by our licensors in addition to other investigators who have experience in developing products for the CNS market. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

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

A class action securities lawsuit and a stockholder derivative lawsuit was filed against us, as described under “Part II, Item 1–Legal Proceedings.” We are defending against these actions vigorously; however, we do not know what the outcome of these proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. We have purchased liability insurance, however, if any costs or expenses associated with the litigation exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and share price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

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

The clinical development, manufacturing, labeling, storage, record-keeping, future advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign governmental authorities. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, although members of our management have drug development and regulatory experience, as a company we have not previously filed the marketing applications necessary to gain regulatory approvals for any product. This lack of experience may impede our ability to obtain FDA marketing approval in a timely manner, if at all, for the product candidates we are developing and commercializing. We will not be able to commercialize our product candidates in the U.S. until we obtain FDA approval and in other countries until we obtain approval by comparable governmental authorities. Any delay in obtaining, or inability to obtain, these approvals would prevent us from commercializing our product candidates.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 23, 2007.  As of the close of business on April 3, 2007, the record date for the Annual Meeting, there were 15,700,839 shares outstanding and entitled to vote, of which there were 12,921,836 shares present at the Annual Meeting in person or by proxy.  At the Annual Meeting, our stockholders approved the following matters:

1.               The election of seven directors to hold office for the ensuing year and until their successors are elected.  The vote for the nominees for director was as follows:

Nominee	For	Withheld

Peter Davis, Ph.D.	12,778,807	143,029

Jean Deleage, Ph.D.	12,862,821	59,015

Steven H. Ferris, Ph.D.	12,864,371	57,465

Jason Fisherman, M.D.	12,778,795	143,041

Neil M. Kurtz, M.D.	12,864,284	57,552

Steven B. Ratoff	12,861,298	60,538

Patrick Van Beneden	12,779,645	142,191

The authorized number of Board of Director members was reduced from ten to seven and Peter Davis, Ph.D., was elected chairman at the Board of Director’s meeting immediately following the 2007 Annual Meeting of Stockholders.

2.               The ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  12,912,028 shares voted in favor of the proposal, 8,467 shares voted against the proposal, 1,341 shares voted to abstain, and there were no broker non-votes.

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

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant.

4.2

Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-KSB filed on March 13, 2000).

4.4	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the March 13, 2000 10-KSB).

4.5	Form of Warrant issued to Stonegate Securities (incorporated by reference to the corresponding exhibit to Registrant’s Annual Report on Form 10-KSB filed on March 22, 2001).

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

4.17

Rights Agreement, dated as of May 13, 2005, between the Registrant and American Stock Transfer and Trust Company (replacing Nevada Agency and Trust Company), as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005).

4.18

Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and American Stock Transfer and Trust Company (replacing Nevada Agency and Trust Company), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.19

Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and American Stock Transfer and Trust Company (replacing Nevada Agency and Trust Company), as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

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

Date: August 13, 2007

TorreyPines Therapeutics, Inc.

By: /s/ Neil M. Kurtz, M.D.

Neil M. Kurtz, M.D. President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Craig Johnson

Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)