Form 10-Q
period 2007-09-30
TorreyPines Therapeutics, Inc.
filed 2007-11-14
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 8, 2007, there were 15,738,485 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

TorreyPines Therapeutics, Inc.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,723,353	$55,382,962
Prepaid expenses and other current assets	288,806	581,491
Total current assets	40,012,159	55,964,453

Property and equipment, net	586,786	795,902
Purchased patents, net	3,612,353	3,905,478
Investment in OXIS International, Inc.	2,776,210	2,719,342
Other assets	49,397	49,696

Total assets	$47,036,905	$63,434,871

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,267,405	$4,254,265
Long-term debt, current portion	3,476,982	3,200,826
Common stock warrant liability	—	4,815,000
Total current liabilities	8,744,387	12,270,091

Long-term debt, net of current portion	1,852,019	4,396,649
Deferred revenue	2,083,333	2,183,333
Deferred rent	18,892	15,824
Total liabilities	12,698,631	18,865,897

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,737,910 and 15,676,964 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	15,738	15,677
Additional paid-in capital	122,171,363	117,417,003
Accumulated other comprehensive income	396,226	168,301
Accumulated deficit	(88,245,053)	(73,032,007)
Total stockholders’ equity	34,338,274	44,568,974

Total liabilities and stockholders’ equity	$47,036,905	$63,434,871

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
License and option fees	$1,700,000	$1,700,000	$5,100,000	$5,100,000
Research funding	762,500	762,500	2,287,500	2,287,500
Total revenue	2,462,500	2,462,500	7,387,500	7,387,500

Operating expenses:
Research and development	8,160,942	4,469,639	20,390,016	17,640,251
General and administrative	1,351,162	680,384	4,209,017	1,986,166
Total operating expenses	9,512,104	5,150,023	24,599,033	19,626,417

Loss from operations	(7,049,604)	(2,687,523)	(17,211,533)	(12,238,917)

Other income (expense)
Interest income	504,290	258,959	1,699,270	732,218
Interest expense	(193,481)	(278,985)	(646,651)	(735,393)
Equity in income (loss) of OXIS International, Inc.	(32,001)	—	56,867	—
Warrant valuation adjustment	—	—	892,712	—
Gain on asset disposal	(3,711)	—	(3,711)	2,584
Total other income (expense)	275,097	(20,026)	1,998,487	(591)

Net loss	(6,774,507)	(2,707,549)	(15,213,046)	(12,239,508)

Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,237,082)	—	(3,533,573)

Net loss attributable to common stockholders	$(6,774,507)	$(3,944,631)	$(15,213,046)	$(15,773,081)

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(7.18)	$(0.97)	$(29.19)

Weighted average shares used in the computation of basic and diluted net loss per share attributable to common stockholders	15,733,970	549,481	15,711,212	540,395

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(15,213,046)	$(12,239,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	287,689	503,639
Stock-based compensation	782,723	79,199
Amortization of debt discount	98,737	81,015
Amortization of purchased patents	293,125	—
Deferred rent	3,068	11,509
Deferred revenue	(100,000)	(5,100,000)
Loss (gain) on disposal of assets	3,711	(2,584)
Equity in income of OXIS International, Inc.	(56,867)	—
Change in warrant valuation	(892,712)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	297,289	122,451
Other assets	299	(2,243,351)
Accounts payable and accrued liabilities	998,777	652,189
Net cash used in operating activities	(13,497,207)	(18,135,441)

Investing activities
Purchases of property and equipment	(82,284)	(133,483)
Net cash used in investing activities	(82,284)	(133,483)

Financing activities
Issuance of common stock	49,411	336,091
Issuance of preferred stock, net of issuance costs	—	6,322,165
Proceeds from long-term debt	—	5,000,000
Payments on long-term debt	(2,367,211)	(1,359,785)
Net cash provided by (used in) financing activities	(2,317,800)	10,298,471

Effect of exchange rate changes on cash	237,682	237,824

Net decrease in cash and cash equivalents	(15,659,609)	(7,732,629)

Cash and cash equivalents at beginning of period	55,382,962	28,756,888

Cash and cash equivalents at end of period	$39,723,353	$21,024,259

Supplemental disclosure of cash flow information
Cash paid for interest	$547,914	$654,378
Warrant issued in conjunction with debt	$—	$212,665
Noncash purchases of property and equipment	$—	$2,584

See accompanying notes.

TorreyPines Therapeutics, Inc.

Notes to Consolidated Financial Statements

September 30, 2007

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(6,774,507)	$(2,707,549)	$(15,213,046)	$(12,239,508)

Foreign currency translation adjustments	158,412	38,308	227,924	237,571

Comprehensive loss	$(6,616,095)	$(2,669,241)	$(14,985,122)	$(12,001,937)

(3) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods presented.  Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding increased to include potentially dilutive common stock equivalents outstanding during the period.  For the three- and nine-month periods ended September 30, 2007 and 2006, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units, warrants and redeemable convertible preferred stock, is antidilutive.

(4) Eisai Co., Ltd. Agreement

In September 2007 we announced that Eisai Co., Ltd. (“Eisai”) elected to extend the term of the Cooperation Agreement between TorreyPines and Eisai dated October 1, 2005 for an additional twelve months pursuant to the terms of the agreement.  Under the terms of the agreement and in connection with the extension, we received an upfront payment in October 2007 and will continue to receive research funding in support of the program for an additional year.

(5) Common Stock Warrant Liability

During the quarter ended June 30, 2007, we obtained letters from the holders of warrants issued in connection with the Merger clarifying the warrant agreement provisions to allow for settlement of these warrants with the issuance of unregistered shares and to further clarify that a net cash settlement is prohibited.  Prior to obtaining the clarification letters, the provisions of the warrant agreement required liability treatment for these instruments under Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  On each of the effective dates of these clarification letters (for which we received no additional consideration), the aggregate fair value of $3,922,288 for these warrants, as calculated using the Black-Scholes model, was reclassified from current liabilities to additional paid-in capital and a warrant valuation adjustment of $208,712 was recorded as other income on the accompanying consolidated statement of operations.  As of September 30, 2007, the common stock warrant liability was $0.

(6) Commitments and Contingencies

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

(7) Income Taxes

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

The Company has unrecognized tax benefits of approximately $711,000 which did not change significantly during the nine months ended September 30, 2007. The application of FIN 48 would have resulted in a charge to retained earnings of $603,000, except that the charge was fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

We currently have two product candidates in clinical development for chronic pain. We announced in October 2007 that tezampanel, our lead product candidate for chronic pain, met the primary endpoint in a Phase IIb clinical trial. This clinical trial evaluated the use of tezampanel for the abortive treatment of migraine. We are currently conducting a Phase I clinical trial for our follow-on product candidate for chronic pain, NGX426.

We currently have one product candidate in clinical development for cognitive disorders. NGX267 is our lead product candidate for the treatment of cognitive impairment associated with schizophrenia, or CIAS. We have completed three Phase I clinical trials of NGX267. We expect that NGX267 would be used for the treatment of CIAS as co-therapy to current antipsychotic therapy to treat schizophrenia. In addition, we intend to initiate a small Phase II trial of NGX267 as a potential treatment for dry mouth, or xerostomia, secondary to Sjogren’s Syndrome, and we may also evaluate NGX267 for the potential treatment of Alzheimer’s disease.

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

Recent Developments

In October 2007, we announced that the 40 mg dose of tezampanel demonstrated statistically significant improvement on headache pain response, the primary endpoint, at two hours post-dose compared to placebo in a 306-patient, Phase IIb clinical trial for the treatment of a single, acute migraine attack. Two other doses of tezampanel, 70 mg and 100 mg, were evaluated and also demonstrated effects across a number of pain measurements although neither dose reached statistical significance on the primary endpoint. Although not powered to demonstrate statistical significance, improvement in key secondary measures at 40 mg were either statistically significant or trending when compared to placebo and corroborated the results for the primary endpoint of the study.  We intend to submit the data from this trial to the U. S. Food and Drug Administration, or FDA, in order to initiate a Phase III program in acute migraine in the second half of 2008.

In October 2007, we completed the evaluation of NGX426 through the 90 mg dose of our on-going Phase I maximum tolerated, single dose study.  We have not reached the maximum tolerated dose of NGX426 and therefore will need to submit an amendment to the FDA to modify the current protocol in order to continue dosing above 90 mg.

In September 2007 we announced that Eisai elected to extend the term of the October 2005 Cooperation Agreement between us and Eisai for an additional twelve months pursuant to the terms of the agreement. Under the terms of the agreement and in connection with the extension, we received an upfront payment in October 2007 and will continue to receive research funding in support of the program for an additional year.

Financial Overview

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of September 30, 2007, our accumulated deficit was $88.2 million. We expect to incur substantial and increasing losses for the next several years as we continue to expend resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, and market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426, and NGX267.

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

Research and Development Expense

Since inception, we have focused on discovery and development of novel small molecules to treat CNS diseases and disorders. We currently have four compounds with open Investigational New Drug applications, or INDs, three of which are in clinical trials:

•      Tezampanel, for the treatment of migraine, which has been studied in two Phase I clinical trials, five Phase IIa and a Phase IIb clinical trial;

•      NGX426, for the treatment of migraine, which has been studied in one Phase I clinical trial and for which we began a Phase I clinical trial in February 2007;

•      NGX267, for the treatment of CIAS, which has been studied in two Phase I single dose clinical trials and one Phase I multiple dose clinical trial; and

•      Posiphen, for the treatment of Alzheimer’s disease, which has been studied in two Phase I clinical trials.

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

•      preclinical studies;

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

Comparison of the Three Months Ended September 30, 2007 and 2006

The following table summarizes the significant components of our results of operations for the three months ended September 30, 2007 and 2006, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended September 30,
	2007	2006	$ Change	% Change
Revenue	$2,463	$2,463	$0	0%
Research and development expense	8,161	4,470	3,691	83%
General and administrative expense	1,351	680	671	99%
Interest income	504	259	245	95%
Interest expense	193	279	(86)	(31)%

Revenue.   Revenue for the three months ended September 30, 2007 was unchanged from the same period in 2006.  There were no current quarter changes in our strategic alliance agreements that affected our revenue from license and option fees or research funding.

Research and development expense.   Research and development expense increased to $8.2 million for the three months ended September 30, 2007 from $4.5 million for the same period in 2006. The $3.7 million increase was primarily attributable to an increase in development expense which was due to an increase in spending for the development of  tezampanel, NGX426 and NGX267 in the three months ended September 30, 2007 compared to the same period in 2006.

General and administrative expense.   General and administrative expense increased to $1.4 million for the three months ended September 30, 2007 from $0.7 million for the same period in 2006.  The increase was attributable to increased personnel costs and related expenses resulting from an increase in the average number of general and administrative employees during the third quarter of 2007 compared to the same period of 2006.  There was also an increase in stock compensation expense during the three months ended September 30, 2007 compared to the same period in 2006.  Finally, there was an increase in professional services costs, including increased audit costs, and increased insurance costs during the three months ended September 30, 2007 compared to the same period in 2006.

Interest income.   Interest income increased to $504,000 for the three months ended September 30, 2007 from $259,000 for the same period in 2006. The increase of $245,000 was due to a higher average cash and cash equivalents balance during the third quarter of 2007 compared to the third quarter of 2006.

Interest expense.   Interest expense decreased to $193,000 for the three months ended September 30, 2007 from $279,000 for the same period in 2006. The $86,000 decrease is attributable to a lower average debt balance during the third quarter of 2007 compared to the third quarter of 2006.

Comparison of the Nine Months Ended September 30, 2007 and 2006

The following table summarizes the significant components of our results of operations for the nine months ended September 30, 2007 and 2006, in thousands, together with the change in such items in dollars and as a percentage.

	For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Revenue	$7,388	$7,388	$0	0%
Research and development expense	20,390	17,640	2,750	16%
General and administrative expense	4,209	1,986	2,223	112%
Interest income	1,699	732	967	132%
Interest expense	647	735	(88)	(12)%

Revenue.   Revenue for the nine months ended September 30, 2007 was unchanged from the same period in 2006.  There were no current quarter changes in our strategic alliance agreements from period to period that affected our revenue from license and option fees or research funding.

Research and development expense.   Research and development expense increased to $20.4 million for the nine months ended September 30, 2007 from $17.6 million for the same period in 2006. The $2.8 million increase was attributable to an increase in development expense of $4.5 million, offset by a decrease in research expense of $1.7 million.

The $4.5 million increase in development expense was due to our ongoing clinical trials. During the nine months ended September 30, 2007 we had one Phase IIb trial and three Phase I trials in process during the period compared to three Phase I trials during the same period in 2006.  Also, during the nine months ended September 30, 2007 activities to support the continued development of tezampanel increased over the same period of 2006.  The increase in clinical trial activity is partially offset by a decrease in license costs.  During the nine months ended September 30, 2007 we did not achieve any milestones that obligated us to make payments under any of our license agreements.  During the nine months ended September 30, 2006 we did achieve certain milestones and therefore were obligated to make certain payments under our agreement with Life Science Research Israel.

The $1.7 million decrease in research expense was primarily due to lower costs incurred under a research agreement with Eisai.  Specifically, lower usage of certain lab supplies accounted for most of the decrease.  Additionally, there was a decrease in personnel costs and related expenses resulting from a decrease in the average number of research employees during the nine months ended September 30, 2007 compared to the same period in 2006.  These decreases were partially offset by an increase in stock compensation expense for the nine months ended September 30, 2007 compared to the same period in 2006.

General and administrative expense.   General and administrative expense increased to $4.2 million for the nine months ended September 30, 2007 from $2.0 million for the same period in 2006. The $2.2 million increase was attributable to increased personnel costs and related expenses for the first nine months of 2007 compared to the same period in 2006 resulting from an increase in the average number of general and administrative employees during 2007 compared to 2006.  Additionally, for the nine months ended September 30, 2007 stock compensation expense increased for the nine months ended September 30, 2007 compared to the same period of 2006.  Finally, there was an increase in professional services costs, including increased audit and legal costs, for the nine months ended September 30, 2007 compared to the same period in 2006.

Interest income.   Interest income increased to $1.7 million for the nine months ended September 30, 2007 from $0.7 million for the same period in 2006. The increase of $1.0 million was due to an increase in the average cash and cash equivalents balance during the first nine months of 2007 compared to the same period in 2006.

Interest expense.   Interest expense decreased to $647,000 for the nine months ended September 30, 2007 from $735,000 for the same period in 2006. The $88,000 decrease is attributable to a lower average debt balance during the first nine months of 2007 compared to the same period in 2006.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income.  Through September 30, 2007, we had received approximately $67.5 million in net proceeds from the sale of equity securities, $41.1 million in payments under our research agreements, $18.7 million from debt issuances, and $5.0 million in interest income.  In addition, we received $46.5 million of cash in connection with the Merger in October 2006.

At September 30, 2007, we had cash and cash equivalents of $39.7 million as compared to $55.4 million at December 31, 2006. The cash balance at September 30, 2007 is $15.7 million lower than the balance at December 31, 2006 due largely to the current period operating loss, repayments of debt and capital equipment purchases, offset by proceeds from license and option fee payments and research funding payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007 and 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the three months ended September 30, 2007 and 2006, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at September 30, 2007 and 2006, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net operating losses every year since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $88.2 million. Over the next several years we expect a significant increase in our operating losses as we conduct additional discovery, development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current collaboration and licensing agreements. Given the risks associated with discovery, development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

Our product candidates are at an early stage of development and we do not have any products that are commercially available. Our product candidates, tezampanel and NGX426 for migraine, and NGX267 for CIAS are currently in clinical development. Our product candidates Posiphen, NGX292, bisnorcymserine, or BNC, and NGX555 are in preclinical development. We will need to perform additional development work and conduct further clinical trials for all of our product candidates before we can seek the regulatory approvals necessary to begin commercial sales.

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

Additionally, preclinical testing and clinical trials are expensive, can take many years, and have an uncertain outcome. Product candidates may not be successful in clinical trials for a number of reasons, including, but not limited to, the failure of a product candidate to be safe and efficacious, the results of later stage clinical trials not confirming earlier clinical results, or clinical trial results not being acceptable to the United States Food and Drug Administration, or FDA, or other regulatory agencies.

There is no certainty that the efficacy and safety results of our Phase IIb clinical trial for tezampanel in acute migraine announced in October 2007 are predictive of results in subsequent trials of tezampanel or are meaningful indicators of the efficacy of tezampanel.  We will be required to perform additional clinical testing in order to obtain regulatory approval of tezampanel and the results of such additional clinical testing may not replicate what has been demonstrated to date regarding the efficacy and safety of tezampanel.   Additionally, further testing of tezampanel may not result in data sufficient to support regulatory approval.

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

The success of our product candidates may also be limited by the incidence and severity of any adverse events or undesirable side effects. Additionally, any regulatory approval to market a product may be subject to the imposition by such regulatory agency of limitations on the indicated uses. These limitations may reduce the size of the market for the product. If we fail to commercialize one or more of our current product candidates, our business, results of operations, financial condition, and prospects for future growth will be materially and adversely affected.

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

•    serious, unexpected adverse events or undesirable side effects experienced by participants in the clinical trials that delay or preclude regulatory approval or limit the commercial use or market acceptance if approved;

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

*We depend on Eisai Co. Ltd., or Eisai, for funding for our gamma-secretase modulator program and Alzheimer’s disease genetics discovery program. Eisai has the first right to obtain rights to gene targets and compounds resulting from these programs, which could delay or limit our ability to develop and commercialize these gene targets and compounds.

In February 2005, we entered into an agreement with Eisai to discover small molecule gamma-secretase modulator compounds to treat Alzheimer’s disease. The agreement had an initial two-year term which Eisai elected to extend for an additional 12 months. In October 2005, we entered into an agreement with Eisai to discover gene targets useful in treating or preventing Alzheimer’s disease in humans. This agreement also has a two-year term which Eisai elected to extend for an additional 12 months. We depend upon Eisai to provide funding for the research we conduct under each of these agreements. If Eisai were to cease funding these programs for any reason, we would need to provide our own funding for the programs, seek a strategic partner for further work on the programs, raise additional funding, or curtail or abandon the programs.

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

In addition, we, our future collaborators or other third-party manufacturers of our products must comply with current Good Manufacturing Practices, or cGMP, requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. In addition, product manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services and may be inspected by the California Department of Health Services at any time. We, our collaborators or other third-party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

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

3.3

Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock split of the Registrant’s common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

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

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007).

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

Number	Exhibits

4.9	Form of Warrant issued to AFO Advisors, LLC (incorporated by reference to Exhibit 4.2 in Registrant’s registration statement on Form S-3 (File No. 333-103130) filed on February 12, 2003).

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

Date: November 14, 2007

TorreyPines Therapeutics, Inc.

By:	/s/ Neil M. Kurtz, M.D.
Neil M. Kurtz, M.D. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Craig Johnson
Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)