Form 10-Q
period 2008-03-31
TorreyPines Therapeutics, Inc.
filed 2008-05-13
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

As of May 9, 2008, there were 15,745,127 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

TorreyPines Therapeutics, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,665	$32,500
Prepaid expenses	462	746
Other current assets	81	89
Total current assets	26,208	33,335

Property and equipment, net	698	774
Purchased patents, net	3,417	3,515
Investment in OXIS International, Inc.	1,678	979
Other assets	53	49

Total assets	$32,054	$38,652

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$4,468	$5,462
Long-term debt, current portion	3,674	3,574
Total current liabilities	8,142	9,036

Long-term debt, net of current portion	30	954
Deferred revenue	900	2,183
Deferred rent	17	19
Total liabilities	9,089	12,192

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,745,127 and 15,738,496 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	122,547	122,359
Accumulated other comprehensive income	696	486
Accumulated deficit	(100,294)	(96,401)
Total stockholders’ equity	22,965	26,460

Total liabilities and stockholders’ equity	$32,054	$38,652

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share data)

 (Unaudited)

	Three months ended March 31,
	2008	2007
Revenue
License and option fees	$1,283	$1,700
Research funding	763	763
Total revenue	2,046	2,463

Operating expenses
Research and development	5,260	5,177
General and administrative	1,448	1,395
Total operating expenses	6,708	6,572

Loss from operations	(4,662)	(4,109)

Other income (expense)
Interest income	217	608
Interest expense	(147)	(238)
Equity in loss of OXIS International, Inc.	—	(226)
Fair value adjustment to Investment in OXIS International, Inc.	699	—
Warrant valuation adjustment	—	684
Total other income	769	828

Net loss	(3,893)	(3,281)

Basic and diluted net loss per share	$(0.25)	$(0.21)

Weighted average shares used in the computation of basic and diluted net loss per share	15,739,646	15,688,079

See accompanying notes.

TorreyPines Therapeutics, Inc.
Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities
Net loss	$(3,893)	$(3,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76	101
Stock-based compensation	180	142
Amortization of debt discount	33	33
Amortization of purchased patents	98	98
Deferred rent	(2)	3
Deferred revenue	(1,283)	3,300
Equity in loss of OXIS International, Inc.	—	226
Change in fair value of investment in OXIS International, Inc.	(699)	—
Change in warrant valuation	—	(684)
Changes in operating assets and liabilities:
Contracts receivable	—	(1,000)
Prepaid expenses and other current assets	296	(334)
Other assets	(4)	—
Accounts payable and accrued liabilities	(995)	(689)
Net cash used in operating activities	(6,193)	(2,085)

Investing activities
Purchases of property and equipment	—	(41)
Net cash used in investing activities	—	(41)

Financing activities
Issuance of common stock	7	20
Payments on long-term debt	(857)	(767)
Net cash used in financing activities	(850)	(747)

Effect of exchange rate changes on cash	208	33

Net decrease in cash and cash equivalents	(6,835)	(2,840)

Cash and cash equivalents at beginning of period	32,500	55,383

Cash and cash equivalents at end of period	$25,665	$52,543

Supplemental disclosure of cash flow information
Cash paid for interest	$184	$205

See accompanying notes.

TorreyPines Therapeutics, Inc.
 Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of TorreyPines Therapeutics, Inc. (together with our wholly-owned subsidiaries, TPTX, Inc. and TorreyPines Therapeutics Europe NV) should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.  The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC related to a quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  In the opinion of our management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  References in this report to “TorreyPines,” “Company,” “we,” “us” and “our” refer to TorreyPines Therapeutics, Inc. and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

(2) Adoption of New Accounting Standards

On January 1, 2008 we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value.

On January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Under SFAS No. 159, we elected to apply the fair value option to our investment in OXIS International, Inc. (“investment in OXIS”).

See Note 5 for more information regarding this investment and the election of SFAS No. 157 and SFAS No. 159.

 (3) Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income or loss and foreign currency translation adjustments, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss is as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007

Net loss	$(3,893)	$(3,281)

Foreign currency translation adjustments	210	33

Comprehensive loss	$(3,683)	$(3,248)

(4) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share.  Net loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the periods presented.  Net loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents.  For the three-month periods ended March 31, 2008 and 2007, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units and warrants, is antidilutive.

(5) Investment in OXIS

Our investment in OXIS consists of approximately 14 million shares of OXIS common stock and represents approximately 30% of the outstanding voting stock of OXIS.  As indicated in Note 2, we elected to apply the fair value option for our investment in OXIS.  Prior to this election, we accounted for our investment in OXIS under the equity method of accounting following Accounting Principles Bulletin No. 18.  We believe fair value provides a more objective measurement of the value of this investment than the equity method of accounting.   The investment in OXIS is a Level 1 asset within the fair value hierarchy established by SFAS No. 157 because the investment has a quoted price in an active market, the Over-The-Counter Bulletin Board.

As of December 31, 2007 our investment in OXIS was carried at fair value because we determined that an other-than-temporary impairment of value had occurred.  As such, there was no cumulative-effect adjustment to the opening balance of retained earnings as a result of our electing to apply the fair value option for our investment in OXIS.  All unrealized gains and losses associated with this investment will be included in current period earnings or loss in the statement of operations.

As of March 31, 2008 the quoted price of OXIS common stock on the Over-The-Counter Bulletin Board was $0.12.  For the three months ended March 31, 2008, the total increase in fair value of the investment in OXIS was $699,000 and was recorded in the statement of operations as a fair value adjustment to investment in OXIS International, Inc.  If we had continued to follow the equity method of accounting, the equity in the net loss of OXIS would have been approximately $327,000.  The adoption of SFAS No. 159 for our investment in OXIS has no effect on our deferred tax assets and liabilities.

(6) Commitments and Contingencies

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of Axonyx common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and our former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. The Company filed its answer to that complaint on May 26, 2006. The Company’s motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. The motion to dismiss is pending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes as of and for the year ended December 31, 2007 included with the our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our two ionotropic glutamate receptor antagonists, tezampanel and NGX426, are currently in clinical development.  Tezampanel and NGX426 competitively block the binding of glutamate at the AMPA and kainate receptor subtypes. While normal glutamate production is essential, excess glutamate has been implicated in a number of diseases and disorders. Tezampanel and NGX426 are the first glutamate receptor antagonists with this combined binding activity to be tested in humans. In October 2007, we released the results of a Phase IIb clinical trial of tezampanel, our most advanced product candidate.  In this clinical trial, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache. This was the sixth Phase II trial in which tezampanel has been shown to have analgesic activity.  We intend to hold an end of Phase II meeting with the FDA in the second half of 2008 to discuss the scope of a Phase III program for tezampanel in acute migraine.  Assuming a successful outcome of this meeting, and additional financial resources, we plan to move forward with a Phase III program with tezampanel for the treatment of acute migraine.  Also, in the second half of 2008 we plan to initiate a small, Phase II trial of tezampanel for the treatment of muscle spasticity and rigidity, a disorder commonly associated with spinal cord trauma, stroke, and multiple sclerosis.  If initiated, this will be our first clinical trial of tezampanel in a non-pain indication.

NGX426 is an oral prodrug of tezampanel.  In clinical trials, NGX426 has been shown to rapidly convert to tezampanel.  We are currently conducting a Phase I clinical trial to identify the maximum tolerated single dose of NGX426 when given to healthy adults.  We have completed dosing of subjects up to 210 mg, the maximum dose allowable under the protocol.  We intend to analyze the data and, if permissive, amend the clinical trial protocol to continue dosing to allow us to reach the maximum tolerated dose.  Once this study is completed and the maximum tolerated dose has been identified, we intend to initiate a Phase I trial to evaluate multiple doses of NGX426 given to healthy adults. Also in the second quarter of 2008, we plan to initiate a clinical trial in healthy adults to determine the analgesic effect of NGX426.

Our muscarinic receptor agonist currently in clinical development is NGX267.  We have completed three Phase I clinical trials evaluating single and multiple doses of NGX267 given to healthy adults.  In March 2008, we initiated a Phase II clinical trial in patients to evaluate NGX267 for the treatment of xerostomia, or dry mouth, secondary to Sjogren’s syndrome.  Additionally, based on its mechanism of action, we believe NGX267 may also be developed to treat cognitive disorders such as Alzheimer’s disease and cognitive impairment associated with schizophrenia, or CIAS.  However, we have no plans to initiate any clinical trials of NGX267 in Alzheimer’s disease or CIAS in 2008.  NGX292, our other muscarinic receptor agonist, is structurally similar to NGX267 and is in preclinical development.

We also have two drug discovery programs, a gamma-secretase modulator, or GSM, program and an Alzheimer’s disease genetics program.  These programs are focused on discovering and validating novel small molecule compounds and molecular targets for Alzheimer’s disease.  Our genetics program is undertaken in collaboration with Eisai Co., Ltd.

 We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of March 31, 2008, our accumulated deficit was $100.3 million. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426, and NGX267.

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

We believe that our available cash and cash equivalents at March 31, 2008 will provide sufficient funds to enable us to meet our on-going working capital requirements at least through December 31, 2008.

Financial Overview

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

Research and Development Expense

Since inception, we have focused on discovery and development of novel small molecule compounds to treat a number of acute and chronic diseases and disorders. We are currently developing four product candidates, three of which are in clinical trials:

•       Tezampanel, for the treatment of migraine, has been studied in three Phase I clinical trials and six Phase II clinical trials;

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

Comparison of the Three Months Ended March 31, 2008 and 2007

The following table summarizes the significant components of our results of operations for the three months ended March 31, 2008 and 2007, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended March 31,
	2008	2007	$ Change	% Change
Revenue	$2,046	$2,463	$(417)	(17)%
Research and development expense	5,260	5,177	83	2%
General and administrative expense	1,448	1,395	53	4%
Interest income	217	608	(391)	(64)%
Interest expense	147	238	(91)	(39)%

Revenue.   Revenue decreased to $2.0 million for the three months ended March 31, 2008 from $2.4 million for the same period in 2007.  The decrease of $0.4 million was due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008.   During 2008 in connection with this collaboration, we recognized revenue for two months of the quarter ended March 31, 2008, compared to three months of revenue recognized during the quarter ended March 31, 2007.

Research and development expense.   Research and development increased to $5.3 million for the three months ended March 31, 2008 from $5.2 million for the same period in 2007. The $83,000 increase was attributable to an increase in research expense of $29,000 and an increase in development expense of $54,000.

General and administrative expense.   General and administrative expense was largely unchanged at $1.4 million for the three months ended March 31, 2008 compared to $1.4 million for the same period in 2007.

Interest income.   Interest income decreased to $217,000 for the three months ended March 31, 2008 from $608,000 for the same period in 2007. The decrease of $391,000 was due to a lower average cash and cash equivalents balance during the first quarter of 2008 compared to the first quarter of 2007.

Interest expense.   Interest expense decreased to $147,000 for the three months ended March 31, 2008 from $238,000 for the same period in 2007. The $91,000 decrease is attributable to a lower average debt balance during the first quarter of 2008 compared to the first quarter of 2007.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income.  Through March 31, 2008, we had received approximately $67.5 million in net proceeds from the sale of equity securities, $44.4 million in payments under our research agreements, $18.7 million from debt issuances, and $5.5 million in interest income.  In addition, as a result of a business combination we completed in October 2006, we received $46.5 million of cash.

At March 31, 2008, we had cash and cash equivalents of $25.7 million as compared to $32.5 million at December 31, 2007. The cash balance at March 31, 2008 is $6.8 million lower than the balance at December 31, 2007 due largely to the current quarter operating loss, repayments of debt, offset by proceeds from research funding payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008 and 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the three months ended March 31, 2008 and 2007, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at March 31, 2008 and 2007, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

Item 4T. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and our former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. The motion to dismiss is pending.

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

Item 1A.    Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.  The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

Risks Related to Our Business

*We expect to continue to incur net operating losses for the next several years and may never achieve profitability.

We have incurred net operating losses every year since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $100.3 million. Over the next several years we expect a significant increase in our operating losses as we conduct additional discovery, development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current collaboration and licensing agreements. Given the risks associated with discovery, development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

We depend on Eisai Co. Ltd., or Eisai, for funding for our Alzheimer’s disease genetics discovery program. Eisai has the first right to obtain rights to gene targets resulting from this program, which could delay or limit our ability to develop and commercialize these gene targets.

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

During the term of the agreement for our Alzheimer’s disease genetics discovery program, Eisai has exclusive first rights of negotiation and refusal with regard to a license, collaboration or other arrangement regarding gene targets discovered and validated in the course of the Alzheimer’s disease genetics research program. These rights held by Eisai may delay or limit our ability to enter into a license, collaboration or other arrangement with a third party for any gene targets resulting from the Alzheimer’s disease genetic research program.

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

*NGX267 is being developed to treat xerostomia, or dry mouth.  There are currently two muscarinic receptor agonists approved to treat xerostomia.  We do not know if NGX267 will yield a commercially viable product or receive regulatory approval.

NGX267 is a muscarinic receptor agonist with functionally specific M1 receptor activity that we intend to develop for the treatment of xerostomia, or dry mouth.  There are currently two muscarinic receptor agonists marketed in the United States for the treatment of xerostomia.  We do not know whether or not NGX267 will have any advantages over the currently marketed products or will be safe and efficacious.  Failure to demonstrate an advantage over the currently marketed products or a failure to be safe and efficacious will prevent us from commercializing NGX267 or generating significant revenue.  NGX292, our second muscarinic receptor agonist, has demonstrated a biological profile similar to the profile of NGX267 and may be developed for the treatment of xerostomia in the future.

NGX267 and NGX292 may be developed in the future for Alzheimer’s disease or CIAS, indications for which there are no products approved by the FDA, and for which no regulatory precedents have been established.  Therefore, we do not know whether our product candidates will yield commercially viable products or receive regulatory approval.

NGX267 and NGX292 are muscarinic receptor agonists with functionally specific M1 receptor activity that we may develop in the future for the treatment of Alzheimer’s disease or CIAS. There are currently no approved therapies for the treatment of Alzheimer’s disease or CIAS. Therefore, in order to successfully commercialize NGX267 and NGX292, we will need to agree with the FDA and other applicable regulatory agencies on clinical trial endpoints regarding safety and efficacy. Given the lack of current treatments for each of these indications, we may be unable to agree on the endpoints or successfully complete clinical trials that demonstrate that such endpoints, if agreed to, have been met. Any delay in agreeing to clinical trial endpoints or in achieving those endpoints could delay commercialization thereby damaging our ability to generate significant revenue from NGX267 and NGX292, or prevent us from commercializing NGX267 and NGX292 altogether.

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

*Fluctuations in the quoted price of OXIS commons stock may adversely affect the fair value of our investment in OXIS International and cause variations in our operating results.

Effective January 1, 2008 we elected to apply the fair value option for our investment in OXIS under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  Prior to this election, we accounted for our investment in OXIS under the equity method of accounting following accounting principles bulletin (APB) No. 18. Increases or decreases in the fair value of our investment in OXIS are recorded in the statement of operations as a fair value adjustment in OXIS International, Inc.  Historically, OXIS common stock has had limited trading volume and the quoted price can fluctuate from time to time.  Fluctuations in the quoted price of OXIS common stock may cause variations in our operating results.

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

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

4.2

Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

4.4	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

4.5	Form of Warrant issued to Stonegate Securities (incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 22, 2001).

4.6

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on December 6, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2001).

4.7	Form of Warrant issued to SCO Financial Group, LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-76234) filed on January 3, 2002).

Number	Exhibits

4.8

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 6, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2003).

4.9	Form of Warrant issued to AFO Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-3 (File No. 333-103130), filed on February 12, 2003).

4.10

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on September 12, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2003).

4.11

Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 8, 2004 (incorporated by reference to Exhibit 4.3 in Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.12

Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K, filed on January 12, 2004).

4.13

Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2004).

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

Date: May 13, 2008

TorreyPines Therapeutics, Inc.

By: /s/ Neil M. Kurtz, M.D.

Neil M. Kurtz, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Craig Johnson

Craig Johnson
Vice President, Finance
Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)