Form 10-Q
period 2008-06-30
TorreyPines Therapeutics, Inc.
filed 2008-08-12
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 8, 2008, there were 15,754,058 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TorreyPines Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,185	$32,500
Prepaid expenses	248	746
Other current assets	98	89

Total current assets	20,531	33,335
Property and equipment, net	645	774
Purchased patents, net	3,319	3,515
Investment in OXIS International, Inc.	419	979
Other assets	51	49

Total assets	$24,965	$38,652

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$5,206	$5,462
Deferred rent, current portion	12	—
Long-term debt, current portion	720	3,574

Total current liabilities	5,938	9,036
Long-term debt, net of current portion	2,823	954
Deferred revenue	450	2,183
Deferred rent	—	19

Total liabilities	9,211	12,192

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,754,058 and 15,738,496 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	122,786	122,359
Accumulated other comprehensive income	696	486
Accumulated deficit	(107,744)	(96,401)

Total stockholders’ equity	15,754	26,460

Total liabilities and stockholders’ equity	$24,965	$38,652

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
License and option fees	$450	$1,700	$1,733	$3,400
Research funding	762	763	1,525	1,525

Total revenue	1,212	2,463	3,258	4,925

Operating expenses:
Research and development	5,491	7,052	10,751	12,229
General and administrative	1,751	1,463	3,199	2,858

Total operating expenses	7,242	8,515	13,950	15,087
Loss from operations	(6,030)	(6,052)	(10,692)	(10,162)
Other income (expense)
Interest income	113	587	330	1,195
Interest expense	(110)	(216)	(257)	(453)
Equity in income of OXIS International, Inc.	—	315	—	89
Fair value adjustment to Investment in OXIS International, Inc.	(1,258)	—	(559)	—
Warrant valuation adjustment	—	208	—	892
Loss on extinguishment of debt	(165)	—	(165)	—

Total other income (expense)	(1,420)	894	(651)	1,723

Net loss	$(7,450)	$(5,158)	$(11,343)	$(8,439)

Basic and diluted net loss per share	$(0.47)	$(0.33)	$(0.72)	$(0.54)

Weighted average shares used in the computation of basic and diluted net loss per share	15,748,104	15,711,588	15,743,875	15,699,834

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities
Net loss	$(11,343)	$(8,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	149	196
Stock-based compensation	350	326
Amortization of debt discount	61	66
Amortization of purchased patents	195	195
Deferred rent	(6)	3
Deferred revenue	(1,733)	1,600
Equity in income of OXIS International, Inc.	—	(89)
Loss on extinguishment of debt	105	—
Change in fair value of investment in OXIS International, Inc.	559	—
Change in warrant valuation	—	(892)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	493	80
Other assets	46	—
Accounts payable and accrued liabilities	(257)	(204)

Net cash used in operating activities	(11,381)	(7,158)

Investing activities
Purchases of property and equipment	(19)	(73)

Net cash used in investing activities	(19)	(73)

Financing activities
Issuance of common stock	18	43
Debt issue costs	(48)	—
Proceeds from long-term debt	3,600	—
Payments on long-term debt	(4,693)	(1,556)

Net cash used in financing activities	(1,123)	(1,513)

Effect of exchange rate changes on cash	208	72

Net decrease in cash and cash equivalents	(12,315)	(8,672)
Cash and cash equivalents at beginning of period	32,500	55,383

Cash and cash equivalents at end of period	$20,185	$46,711

Supplemental disclosure of cash flow information
Cash paid for interest	$196	$387
Warrant issued in conjunction with debt	$58	$—

See accompanying notes.

TorreyPines Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2008

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(7,450)	$(5,158)	$(11,343)	$(8,439)
Foreign currency translation adjustments	—	36	210	70

Comprehensive loss	$(7,450)	$(5,122)	$(11,133)	$(8,369)

(4) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Net loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the periods presented. Net loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents. For the three and six months ended June 30, 2008 and 2007, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units and warrants, is antidilutive.

(5) Investment in OXIS

Our investment in OXIS consists of approximately 14 million shares of OXIS common stock and represents approximately 30% of the outstanding voting stock of OXIS. As indicated in Note 2, effective January 1, 2008 we elected to apply the fair value option for our investment in OXIS. Prior to this election, we accounted for our investment in OXIS under the equity method of accounting following Accounting Principles Bulletin No. 18. We believe fair value provides a more objective measurement of the value of this investment than the equity method of accounting. The investment in OXIS is a Level 1 asset within the fair value hierarchy established by SFAS No. 157 because the investment has a quoted price in an active market, the Over-The-Counter Bulletin Board.

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

As of June 30, 2008 the quoted price of OXIS common stock on the Over-The-Counter Bulletin Board was $0.03. For the three and six months ended June 30, 2008, the total decline in fair value of the investment in OXIS was $1.3 million and $0.5 million, respectively, and was recorded in the statement of operations as a fair value adjustment to investment in OXIS International, Inc. The OXIS financial results for the three and six months ended June 30, 2008 were not available when we filed this Quarterly Report on Form 10Q, therefore we are unable to determine what our equity in the OXIS net income or loss for the three and six months ended June 30, 2008 would have been if we had continued to follow the equity method of accounting for the OXIS investment. The adoption of SFAS No. 159 for our investment in OXIS has no effect on our deferred tax assets and liabilities.

(6) Notes Payable

In June 2008, we repaid the outstanding balance on notes payable that we entered into during 2005 (the “2005 Debt”). The total payoff of the 2005 Debt was $3.0 million and included early payoff fees of $60,000. The 2005 Debt had an unamortized debt discount as of the date of payoff of $105,000. The debt payoff was accounted for as a debt extinguishment, therefore the unamortized debt discount and early payoff fees were recorded as a loss on the early extinguishment of debt on the statement of operations. The 2005 Debt carried an annual interest rate of 11.39% and was scheduled to be paid in full in March 2009.

In June 2008 we entered into a new note agreement with a different financial institution to borrow $3.6 million with an annual interest rate of prime plus 1% (6% at June 30, 2008). The note has a three year term and is payable in 30 equal monthly installments of principal and interest, with interest-only payments payable during the period July through December 2008 and principal and interest payments beginning in January 2009. The note is collateralized by a security interest in substantially all of our assets, including our right to payments arising from the sale, license or other disposition of our intellectual property and to the underlying intellectual property only to the extent necessary to enforce the security interest in such payments. In connection with the note agreement, we incurred debt issuance costs of $48,000 which were recorded as a deferred charge and classified as other assets on the balance sheet. The debt issuance costs are being amortized as a component of interest expense over the term of the loan. The aggregate unamortized debt issuance costs as of June 30, 2008 were $47,000.

In connection with this new note agreement, we issued a warrant to the lender to purchase 78,832 shares of our common stock at an exercise price of $1.37 per share. The warrant was valued using the Black-Scholes model assuming a risk-free interest rate of 3.5%, a dividend yield of 0%, expected volatility of 63% and a contractual life of the warrants of five years. The fair value of the warrant was $58,000 and was recorded as a debt discount. The debt discount is being amortized as additional interest expense over the term of the loan. The aggregate unamortized debt discount as of June 30, 2008 was $57,000.

Pursuant to the terms of the agreement, we are required to maintain a cash balance with the lender’s bank of at least $5.4 million. Additionally, we are subject to other financial and non-financial covenants, including a Material Adverse Effect clause. The Material Adverse Effect clause permits the holder of the note to call the balance in the event of a circumstance that could have a Material Adverse Effect. A Material Adverse Effect is defined as any circumstance that has a material adverse effect on (i) our business operations or condition (financial or otherwise), (ii) our ability to repay the note or otherwise perform our obligations under the agreement, or (iii) our interest in, or the value, perfection or priority of the lender’s security interest in the collateral. As of June 30, 2008 no Material Adverse Effect circumstances have occurred and we are in compliance with all covenants.

(7) Commitments and Contingencies

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

Overview

Company Overview

We are a biopharmaceutical company committed to providing patients with better alternatives to existing therapies through the research, development and commercialization of small molecule compounds. Our goal is to develop versatile product candidates each capable of treating a number of acute and chronic diseases and disorders such as migraine, chronic pain, muscle spasticity and rigidity, xerostomia and cognitive disorders. We are currently developing three product candidates, two ionotropic glutamate receptor antagonists and one muscarinic receptor agonist.

Our two ionotropic glutamate receptor antagonists, tezampanel and NGX426, are currently in clinical development. Tezampanel and NGX426 competitively block the binding of glutamate at glutamate receptors, specifically the AMPA and kainate receptor subtypes. While normal glutamate production is essential, excess glutamate has been implicated in a number of diseases and disorders. Tezampanel and NGX426 are the first glutamate receptor antagonists with this combined binding activity to be tested in humans. In October 2007, we released the results of a Phase IIb clinical trial of tezampanel, our most advanced product candidate. In this clinical trial, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache. This was the sixth Phase II trial in which tezampanel has been shown to have analgesic activity. We intend to hold an end of Phase II meeting with the FDA on September 29, 2008 to discuss the scope of a Phase III program for tezampanel in acute migraine. Assuming a successful outcome of this meeting, and additional financial resources, we plan to move forward with a Phase III program with tezampanel for the treatment of acute migraine. In the first half of 2009 we plan to initiate a small, Phase II trial of tezampanel for the treatment of muscle spasticity and rigidity, a disorder commonly associated with spinal cord trauma, stroke, and multiple sclerosis. If initiated, this will be our first clinical trial of tezampanel in a non-pain indication.

NGX426 is an oral prodrug of tezampanel. In clinical trials, NGX426 has been shown to rapidly convert to tezampanel. We have completed enrollment in a Phase I clinical trial that is intended to identify the maximum tolerated single dose of NGX426 when given to healthy adults. To date we have dosed subjects up to 210 mg, the maximum dose allowable under the protocol, and we have yet to reach the maximum tolerated dose. We are analyzing the data, and we may amend the protocol to continue dosing to allow us to reach the maximum tolerated dose. In June 2008 we initiated a clinical trial in healthy adults to determine the analgesic effect of NGX426 and expect to release results of this trial by the end of 2008. In addition, by the end of the year we intend to initiate a Phase I trial to evaluate multiple doses of NGX426 given to healthy adults.

Our muscarinic receptor agonist currently in clinical development is NGX267. We have completed three Phase I clinical trials evaluating single and multiple doses of NGX267 given to healthy adults. In March 2008, we initiated a Phase II clinical trial in patients to evaluate NGX267 for the treatment of xerostomia, or dry mouth, secondary to Sjogren’s syndrome and expect to release results of this trial by the end of 2008. Additionally, based on its mechanism of action, we believe NGX267 may also be developed to treat cognitive disorders such as Alzheimer’s disease and cognitive impairment associated with schizophrenia, or CIAS. However, we have no plans to initiate any clinical trials of NGX267 in Alzheimer’s disease or CIAS in 2008.

We also have two drug discovery programs, a gamma-secretase modulator, or GSM, program and an Alzheimer’s disease genetics program. These programs are focused on discovering and validating novel small molecule compounds and molecular targets for Alzheimer’s disease. Our genetics program is undertaken in collaboration with Eisai Co., Ltd., or Eisai.

Recent Developments

On August 6, 2008, Neil M. Kurtz, M.D. provided notice of his resignation as our President and Chief Executive Officer and as a member of our Board of Directors effective as of August 31, 2008. Dr. Kurtz resigned to assume the role of President and CEO of a major private healthcare provider.

On August 6, 2008, the Board appointed Evelyn Graham, 60, to the position of acting Chief Executive Officer, effective as of September 1, 2008. Ms. Graham has served as our Chief Operating Officer since October 2006. Ms. Graham joined TPTX, Inc., (“TPTX”), our wholly owned subsidiary, in 2004 as Vice President, Development. She was promoted to TPTX’s Vice President, Corporate Development in 2005 and Chief Operating Officer in 2006. Prior to joining the company Ms. Graham was Executive Director, Development Operations at Purdue Pharma, a privately-held pharmaceutical company, from 2000 to 2003. From 1998 to 2000, Ms. Graham was Senior Vice President of Business Development of Ingenix Pharmaceutical Services, a health information technology company and a division of UHG, and served as Vice President of Clinical Operations at Worldwide Clinical Trials, a contract research organization, prior to its acquisition by UHG. Previously, Ms. Graham held positions in operations management, healthcare utilization, and organizational planning at Bayer Corporation and Wyeth Pharmaceuticals (formerly Ayerst Laboratories). Ms. Graham holds a B.A. in biology from the University of Delaware and an M.B.A. from the University of Connecticut.

On June 11, 2008, TPTX entered into an agreement to borrow $3.6 million (the “Loan”) pursuant to a Loan and Security Agreement (the “Agreement”) with Comerica Bank (the “Bank”). The Loan is secured by a security interest in substantially all of our assets granted pursuant to a Third Party Security Agreement between us and the Bank. The collateral under the Third Party Security Agreement includes our rights to payment arising from the sale, license or other disposition of our intellectual property and to the underlying intellectual property only to the extent necessary to enforce the security interest in such payments. Pursuant to the terms of the Agreement, we also executed an Unconditional Guaranty of TPTX’s obligations under which we irrevocably guaranteed the prompt and complete payment of all amounts that TPTX owes to the Bank and performance by TPTX of the Agreement and any other agreements between TPTX and the Bank. The outstanding principal under the Loan will bear interest at a rate equal to 1.00% above the Bank’s prime rate and will mature on June 11, 2011. The Loan is to be repaid in 30 equal monthly installments of principal and interest, with interest-only payments payable during the period July through December 2008 and principal and interest payments beginning in January 2009.

In connection with the Agreement, we issued to Bank a warrant to purchase 78,832 shares of our common stock at a price per share of $1.37. The warrant is exercisable at any time prior to its expiration on June 11, 2013.

On June 12, 2008 we repaid the outstanding balance of $3.0 million under our Loan And Security Agreement dated September 27, 2005 with Oxford Finance Corporation and Silicon Valley Bank (the “Prior Agreement”). The Prior Agreement and all instruments and documents related thereto (excluding warrants issued in connection with the Prior Agreement) terminated on June 12, 2008, including without limitation, the termination of all security interests, liens and encumbrances, in connection with the Prior Agreement.

Financial Overview

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of June 30, 2008, our accumulated deficit was $107.7 million. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426 and NGX267.

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

We believe that our available cash and cash equivalents at June 30, 2008 will provide sufficient funds to enable us to meet our on-going working capital requirements at least through December 31, 2008. We will need to secure additional funding in the near term to meet working capital requirements in 2009, either through equity financings, strategic collaborations or similar agreements.

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

Research and Development Expense

Since inception, we have focused on discovery and development of novel small molecule compounds to treat a number of acute and chronic diseases and disorders. We are currently developing three product candidates, all of which are in clinical trials:

•	Tezampanel, for the treatment of migraine, has been studied in three Phase I clinical trials and six Phase II clinical trials;

•	NGX426 has been studied in one Phase I clinical trial and is being studied in two on-going Phase I clinical trials; and

•	NGX267 has been studied in three Phase I clinical trials and is being studied in an on-going Phase II clinical trial for the treatment of xerostomia.

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

Comparison of the Three Months Ended June 30, 2008 and 2007

The following table summarizes the significant components of our results of operations for the three months ended June 30, 2008 and 2007, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended June 30,
	2008	2007	$ Change	% Change
Revenue	$1,212	$2,463	$(1,251)	(51)%
Research and development expense	5,491	7,052	(1,561)	(22)%
General and administrative expense	1,751	1,463	288	20%
Interest income	113	587	(474)	(81)%
Interest expense	110	216	(106)	(49)%

Revenue. Revenue decreased to $1.2 million for the three months ended June 30, 2008 from $2.5 million for the same period in 2007. The decrease of $1.3 million was due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. In connection with this collaboration, we recognized no revenue for the quarter ended June 30, 2008, compared to three months of revenue recognized during the quarter ended June 30, 2007.

Research and development expense. Research and development expense decreased to $5.5 million for the three months ended June 30, 2008 from $7.1 million for the same period in 2007. The $1.6 million decrease was attributable to a $0.9 million decrease in expense for our development programs and a $0.7 million decrease in expense for our discovery programs.

The decrease in our development program expense was primarily due to a decrease in clinical development activities for tezampanel for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The decrease in expense for our discovery programs was primarily due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. Specifically, salaries and benefits expense and lab supplies expense were lower due to the conclusion of this collaboration.

General and administrative expense. General and administrative expense increased to $1.8 million for the three months ended June 30, 2008 compared to $1.5 million for the same period in 2007. The $0.3 million increase was due to increased professional services costs for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

Interest income. Interest income decreased to $113,000 for the three months ended June 30, 2008 from $587,000 for the same period in 2007. The decrease of $474,000 was due to a lower average cash and cash equivalents balance during the second quarter of 2008 compared to the second quarter of 2007.

Interest expense. Interest expense decreased to $110,000 for the three months ended June 30, 2008 from $216,000 for the same period in 2007. The $106,000 decrease is attributable to a lower average debt balance during the second quarter of 2008 compared to the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 and 2007

The following table summarizes the significant components of our results of operations for the six months ended June 30, 2008 and 2007, in thousands, together with the change in such items in dollars and as a percentage.

	For the Six Months Ended June 30,
	2008	2007	$ Change	% Change
Revenue	$3,258	$4,925	$(1,667)	(34)%
Research and development expense	10,751	12,229	(1,478)	(12)%
General and administrative expense	3,199	2,858	341	12%
Interest income	330	1,195	(865)	(72)%
Interest expense	257	453	(196)	(43)%

Revenue. Revenue decreased to $3.3 million for the six months ended June 30, 2008 from $4.9 million for the same period in 2007. The decrease of $1.6 million was due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. During 2008 in connection with this collaboration, we recognized revenue for two of the six months ended June 30, 2008; during 2007 we recognized revenue for this collaboration for each of the six months ended June 30, 2007.

Research and development expense. Research and development expense decreased to $10.8 million for the six months ended June 30, 2008 from $12.2 million for the same period in 2007. The $1.5 million decrease was attributable to a decrease in expense for our development programs of $0.9 million and a decrease in expense for our discovery programs of $0.6 million.

The decrease in our development program expense was primarily due to a decrease in clinical development activities for tezampanel for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

The decrease in expense for our discovery programs was primarily due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. Specifically, salaries and benefits expense and lab supplies expense were lower during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the conclusion of this collaboration.

General and administrative expense. General and administrative expense increased to $3.2 million for the six months ended June 30, 2008 compared to $2.9 million for the same period in 2007. The $0.3 million increase was due to an increase in professional services expense and stock based compensation expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest income. Interest income decreased to $0.3 million for the six months ended June 30, 2008 from $1.2 million for the same period in 2007. The decrease of $0.9 million was due to a lower average cash and cash equivalents balance during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest expense. Interest expense decreased to $257,000 for the six months ended June 30, 2008 from $453,000 for the same period in 2007. The $196,000 decrease is attributable to a lower average debt balance during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income. Through June 30, 2008, we had received approximately $67.5 million in net proceeds from the sale of equity securities, $45.2 million in payments under our research agreements, $22.4 million from debt issuances, and $5.7 million in interest income. In addition, as a result of a business combination we completed in October 2006, we received $46.5 million of cash.

At June 30, 2008, we had cash and cash equivalents of $20.2 million as compared to $32.5 million at December 31, 2007. The cash balance at June 30, 2008 is $12.3 million lower than the balance at December 31, 2007 due largely to the operating loss for the six months ended June 30, 2008, repayments of debt, offset by proceeds from research funding payments and the June 2008 issuance of debt.

We believe we have sufficient funds to enable us to meet our ongoing working capital requirements through at least December 31, 2008. We will need to secure additional funding in the near term to meet working capital requirements in 2009, either through equity financings, strategic collaborations or similar agreements. For a further discussion of the risks related to the availability of cash to fund our future operations, please see “Risk Factors.”

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

Stock-Based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option valuation model and the fair value of restricted stock units granted using a Monte-Carlo simulation option-pricing model. The fair values of stock option and restricted stock unit awards are amortized over the requisite service periods of the awards. Both the Black-Scholes option valuation model and the Monte-Carlo simulation option-pricing model require the input of highly subjective assumptions, including the option or restricted stock unit’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense related to stock options is based on awards ultimately expected to vest, the stock-based compensation expense has been reduced for estimated forfeitures of stock options. Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-

Based Payment, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock option forfeitures were estimated based on historical experience. We may elect to use different assumptions under both the Black-Scholes option valuation model or the Monte-Carlo simulation option-pricing model in the future, which could materially affect our net income or loss and net income or loss per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008 and 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the six months ended June 30, 2008 and 2007, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at June 30, 2008 and 2007, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June  30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net operating losses every year since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $107.7 million. Over the next several years we expect a significant increase in our operating losses as we conduct additional discovery, development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current licensing agreements. Given the risks associated with discovery, development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

*We are currently not in compliance with Nasdaq rules regarding the minimum bid price and are at risk of being delisted from the Nasdaq Global Market, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

We are currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Global Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock. Our common stock is currently listed on the Nasdaq Global Market. In order to maintain listing on the Nasdaq Global Market, we must continue to meet certain financial and corporate governance qualifications. We have failed to meet the $1.00 per share minimum closing bid price for 14 consecutive business days. If we were to fail to meet the $1.00 per share minimum closing bid price for 30 consecutive business days we will no longer be in compliance with Nasdaq Marketplace Rule 4450(a)(5) and we will need to take steps to achieve and sustain compliance with all of the Nasdaq Global Market’s continued listing requirements with 180 days after receiving a notice of delisting. If at the conclusion of that 180-day period, we have not achieved compliance, we expect that we would be delisted from the Nasdaq Global Market. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the Nasdaq Global Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from the Nasdaq Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.

In addition, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on the Nasdaq Stock Market. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.

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

NGX267 is a muscarinic receptor agonist with functionally specific M1 receptor activity that we are developing for the treatment of xerostomia, or dry mouth. There are currently two muscarinic receptor agonists marketed in the United States for the treatment of xerostomia. We do not know whether or not NGX267 will have any advantages over the currently marketed products or will be safe and efficacious. Failure to demonstrate an advantage over the currently marketed products or a failure to be safe and efficacious will prevent us from commercializing NGX267 or generating significant revenue.

NGX267 and NGX292 may be developed in the future for Alzheimer’s disease modification or CIAS, indications for which there are no products approved by the FDA, and for which no regulatory precedents have been established. Therefore, we do not know whether our product candidates will yield commercially viable products or receive regulatory approval.

NGX267 and NGX292 are muscarinic receptor agonists with functionally specific M1 receptor activity that we may develop in the future for Alzheimer’s disease modification or the treatment of CIAS. There are currently no approved therapies for Alzheimer’s disease modification or the treatment of CIAS. Therefore, in order to successfully commercialize NGX267 and NGX292, we will need to agree with the FDA and other applicable regulatory agencies on clinical trial endpoints regarding safety and efficacy. Given the lack of current treatments for each of these indications, we may be unable to agree on the endpoints or successfully complete clinical trials that demonstrate that such endpoints, if agreed to, have been met. Any delay in agreeing to clinical trial endpoints or in achieving those endpoints could delay commercialization thereby damaging our ability to generate significant revenue from NGX267 and NGX292, or prevent us from commercializing NGX267 and NGX292 altogether.

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

*Fluctuations in currency exchange rates may negatively impact our business.

We currently have operations in Belgium. Costs resulting from this operation are denominated primarily in Euros, which is the local currency, and are subject to fluctuations in currency exchange rates. Significant fluctuations in the currency exchange rates and general economic conditions in the countries in which we do business could harm our operating results.

Fluctuations in the quoted price of OXIS commons stock may adversely affect the fair value of our investment in OXIS International and cause variations in our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2008, we entered into the Loan with the Bank. As partial consideration for the Loan, we issued to the Bank a warrant to purchase 78,832 shares of our common stock at a price per share of $1.37. The warrant is exercisable at any time prior to its expiration on June 11, 2013. The warrant was issued in a private transaction pursuant to an exemption from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on June 19, 2008. As of the close of business on April 21, 2008, the record date for the Annual Meeting, there were 15,745,127 shares outstanding and entitled to vote, of which there were 13,129,920 shares present at the Annual Meeting in person or by proxy. At the Annual Meeting, our stockholders approved the following matters:

1.	The election of seven directors to hold office for the ensuing year and until their successors are elected. The vote for the nominees for director was as follows:

Nominee	For	Withheld
Peter Davis, Ph.D.	12,749,984	379,936
Jean Deleage, Ph.D.	12,568,319	561,601
Steven H. Ferris, Ph.D.	12,751,389	378,531
Jason Fisherman, M.D.	12,411,566	718,354
Neil M. Kurtz, M.D.	12,742,568	387,352
Steven B. Ratoff	12,586,528	543,392
Patrick Van Beneden	12,373,226	756,694

2.	The ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. 12,800,261 shares voted in favor of the proposal, 321,366 shares voted against the proposal, 8,292 shares voted to abstain, and there were no broker non-votes.

3.	The 2008 Employee Stock Purchase Plan. 9,521,164 shares voted in favor of the proposal, 533,674 shares voted against the proposal, 6,135 shares voted to abstain, and there were no broker non-votes.

Item 6.	Exhibits

Number	Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on July 25, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on August 25, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant’s common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

4.2	Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

4.4	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

4.5	Form of Warrant issued to Stonegate Securities (incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 22, 2001).

4.6	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on December 6, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2001).

4.7	Form of Warrant issued to SCO Financial Group, LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-76234) filed on January 3, 2002).

Number	Exhibits

4.8	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 6, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2003).

4.9	Form of Warrant issued to AFO Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-3 (File No. 333-103130), filed on February 12, 2003).

4.10	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on September 12, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2003).

4.11	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 8, 2004 (incorporated by reference to Exhibit 4.3 in Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.12	Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K, filed on January 12, 2004).

4.13	Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2004).

4.14	Form of Warrant issued to Comerica Bank on July 1, 2003 (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.15	Form of Warrant issued to Silicon Valley Bank on December 8, 2000 (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.16	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.17	Rights Agreement, dated as of May 13, 2005, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005).

4.18	Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.19	Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.20	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2008).

4.21	Reference is made to Exhibits 3.1 through 3.6.

10.1	Loan And Security Agreement dated June 11, 2008, by and between Comerica Bank and TPTX, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2008).

10.2	Third Party Security Agreement dated June 11, 2008 by and between Comerica Bank and TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2008).

Number	Exhibits

10.3	Unconditional Guaranty of TorreyPines Therapeutics, Inc. of the Loan And Security Agreement dated June 11, 2008, by and between Comerica Bank and TPTX, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2008).

10.4	TorreyPines Therapeutics, Inc. 2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2008).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2008

TorreyPines Therapeutics, Inc.

By:	/s/ Neil M. Kurtz, M.D.
Neil M. Kurtz, M.D. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Craig Johnson
Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)