Form 10-Q
period 2008-09-30
TorreyPines Therapeutics, Inc.
filed 2008-11-12
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 5, 2008, there were 15,754,058 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TorreyPines Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,256	$32,500
Prepaid expenses	83	746
Assets held for sale	353	—
Other current assets	284	89

Total current assets	14,976	33,335
Property and equipment, net	61	774
Purchased patents, net	3,222	3,515
Investment in OXIS International, Inc.	—	979
Other assets	43	49

Total assets	$18,302	$38,652

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$4,705	$5,462
Deferred rent, current portion	8	—
Long-term debt, current portion	1,080	3,574

Total current liabilities	5,793	9,036
Long-term debt, net of current portion	2,468	954
Deferred revenue	—	2,183
Deferred rent	—	19

Total liabilities	8,261	12,192

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,754,058 and 15,738,496 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	16	16
Additional paid-in capital	122,735	122,359
Accumulated other comprehensive income	428	486
Accumulated deficit	(113,138)	(96,401)

Total stockholders’ equity	10,041	26,460

Total liabilities and stockholders’ equity	$18,302	$38,652

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenue
License and option fees	$460	$1,700	$2,193	$5,100
Research funding	763	762	2,288	2,288

Total revenue	1,223	2,462	4,481	7,388

Operating expenses:
Research and development	4,978	8,161	15,729	20,390
General and administrative	1,127	1,351	4,326	4,209

Total operating expenses	6,105	9,512	20,055	24,599
Loss from operations	(4,882)	(7,050)	(15,574)	(17,211)
Other income (expense)
Interest income	87	504	417	1,699
Interest expense	(64)	(192)	(321)	(646)
Loss on impairment of property and equipment	(158)	—	(158)	—
Loss on asset disposal	—	(4)	—	(4)
Loss on sale of Investment in OXIS International, Inc.	(377)	—	(377)	—
Fair value adjustment to Investment in OXIS International, Inc.	—	—	(559)	—
Equity in income (loss) of OXIS International, Inc.	—	(32)	—	57
Loss on extinguishment of debt	—	—	(165)	—
Warrant valuation adjustment	—	—	—	892

Total other income (expense)	(512)	276	(1,163)	1,998

Net loss	$(5,394)	$(6,774)	$(16,737)	$(15,213)

Basic and diluted net loss per share	$(0,34)	$(0.43)	$(1.06)	$(0.97)

Weighted average shares used in the computation of basic and diluted net loss per share	15,754,058	15,733,970	15,747,269	15,711,212

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities
Net loss	$(16,737)	$(15,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	581
Stock-based compensation	299	783
Amortization of debt discount and deferred charges	70	99
Deferred revenue	(2,183)	(100)
Loss on impairment of property and equipment	158	—
Equity in income of OXIS International, Inc.	—	(57)
Loss on sale of Investment in OXIS International, Inc.	377	—
Loss on extinguishment of debt	105	—
Change in fair value of Investment in OXIS International, Inc.	559	—
Change in warrant valuation	—	(892)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	469	296
Other assets	49	—
Accounts payable, accrued liabilities and other	(766)	1,006

Net cash used in operating activities	(17,087)	(13,497)

Investing activities
Proceeds from sale of Investment in OXIS International, Inc.	42	—
Purchases of property and equipment	(18)	(82)

Net cash provided by (used in) investing activities	24	(82)

Financing activities
Issuance of common stock	18	49
Debt issue costs	(48)	—
Proceeds from long-term debt	3,600	—
Payments on long-term debt	(4,693)	(2,367)

Net cash used in financing activities	(1,123)	(2,318)

Effect of exchange rate changes on cash	(58)	237

Net decrease in cash and cash equivalents	(18,244)	(15,660)
Cash and cash equivalents at beginning of period	32,500	55,383

Cash and cash equivalents at end of period	$14,256	$39,723

Supplemental disclosure of cash flow information
Cash paid for interest	$252	$548
Warrant issued in conjunction with debt	$58	$—

See accompanying notes.

TorreyPines Therapeutics, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

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

On January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, we elected to apply the fair value option to our investment in OXIS International, Inc. (“investment in OXIS”). See Note 6 for more information regarding this investment and the election of SFAS No. 157 and SFAS No. 159.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Net loss	$(5,394)	$(6,774)	$(16,737)	$(15,213)
Foreign currency translation adjustments	(268)	158	(58)	228

Comprehensive loss	$(5,662)	$(6,616)	$(16,795)	$(14,985)

(4) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Net loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the periods presented. Net loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents. For the three and nine months ended September 30, 2008 and 2007, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units and warrants, is antidilutive.

(5) Impairment of Long-Lived Assets and Assets Held for Sale

In September 2008 we initiated a strategic restructuring in connection with the September 30, 2008 conclusion of our Alzheimer’s disease genetics cooperation agreement with Eisai Co., Ltd. (“Eisai”). As part of the restructuring, we will transition from a discovery and development company to a development-only company. During the fourth quarter of 2008 we plan to sell the equipment that supported our discovery efforts.

During the third quarter of 2008, we performed a recoverability test of the long-lived assets related to our discovery efforts in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The recoverability test was based on the estimated undiscounted future cash flows expected to result from the disposition of the assets that supported our discovery efforts. Based on the recoverability analysis performed, we do not believe that the estimated undiscounted future cash flows expected to result from the disposition of the discovery assets will be sufficient to recover the carrying value of these assets. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $158,000 in the third quarter of 2008 to write-down the carrying value of these assets to their estimated fair value. The impairment loss has been recorded as a separate line item, “Loss on impairment of property and equipment”, in the statement of operations for the three and nine months ended September 30, 2008. The fair value was estimated based upon sales prices of similar assets. The carrying value of the property and equipment that is held for sale is separately presented in the “Assets held for sale” caption in the balance sheet.

(6) Investment in OXIS

As of December 31, 2007 our investment in OXIS consisted of approximately 14 million shares of OXIS common stock and represented approximately 30% of the outstanding voting stock of OXIS. As indicated in Note 2, effective January 1, 2008 we elected to apply the fair value option for our investment in OXIS. Prior to this election, we accounted for our investment in OXIS under the equity method of accounting following Accounting Principles Bulletin No. 18. We believe fair value provides a more objective measurement of the value of this investment than the equity method of accounting. The investment in OXIS is a Level 1 asset within the fair value hierarchy established by SFAS No. 157 because the investment has a quoted price in an active market, the Over-The-Counter Bulletin Board.

As of December 31, 2007 our investment in OXIS was carried at fair value because we determined that an other-than-temporary impairment of value had occurred. As such, there was no cumulative-effect adjustment to the opening balance of retained earnings as a result of our electing to apply the fair value option for our investment in OXIS. All unrealized gains and losses associated with this investment are included in current period earnings or loss in the statement of operations. The adoption of SFAS No. 159 for our investment in OXIS has no effect on our deferred tax assets and liabilities.

In September 2008 we sold our entire investment in OXIS common stock. As of the date of the sale, the quoted price of OXIS common stock on the Over-The-Counter Bulletin Board was $0.03. The total fair value of the investment in OXIS at the time of the sale was $419,000. We received proceeds from the sale of the investment in OXIS of $42,000, resulting in a loss on the sale of $377,000. The loss on the sale of the investment in OXIS is included in our current period loss in the statement of operations. Because the carrying value at the time of the sale equaled the fair value, we did not record a fair value adjustment for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the total decline in fair value of the investment in OXIS was $559,000 and was recorded in the statement of operations as a fair value adjustment to investment in OXIS International, Inc.

(7) Notes Payable

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

In June 2008 we entered into a new note agreement with a different financial institution to borrow $3.6 million with an annual interest rate of prime plus 1% (6% at September 30, 2008). The note has a three year term and is payable in 30 equal monthly installments of principal and interest, with interest-only payments payable during the period July through December 2008 and principal and interest payments beginning in January 2009. The note is collateralized by a security interest in substantially all of our assets, including our right to payments arising from the sale, license or other disposition of our intellectual property and to the underlying intellectual property only to the extent necessary to enforce the security interest in such payments. In connection with the note agreement, we incurred debt issuance costs of $48,000 which were recorded as a deferred charge and classified as other assets on the balance sheet. The debt issuance costs are being amortized as a component of interest expense over the term of the loan. The aggregate unamortized debt issuance costs as of September 30, 2008 were $43,000.

In connection with this new note agreement, we issued a warrant to the lender to purchase 78,832 shares of our common stock at an exercise price of $1.37 per share. The warrant was valued using the Black-Scholes model assuming a risk-free interest rate of 3.5%, a dividend yield of 0%, expected volatility of 63% and a contractual life of the warrants of five years. The fair value of the warrant was $58,000 and was recorded as a debt discount. The debt discount is being amortized as additional interest expense over the term of the loan. The aggregate unamortized debt discount as of September 30, 2008 was $52,000.

Pursuant to the terms of the agreement, we are required to maintain a cash balance with the lender’s bank of at least $5.4 million. Additionally, we are subject to other financial and non-financial covenants, including a Material Adverse Effect clause. The Material Adverse Effect clause permits the holder of the note to call the balance in the event of a circumstance that could have a Material Adverse Effect. A Material Adverse Effect is defined as any circumstance that has a material adverse effect on (i) our business operations or condition (financial or otherwise), (ii) our ability to repay the note or otherwise perform our obligations under the agreement, or (iii) our interest in, or the value, perfection or priority of the lender’s security interest in the collateral. As of September 30, 2008 no Material Adverse Effect circumstances have occurred and we are in compliance with all covenants.

(8) Commitments and Contingencies

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

(9) Subsequent Event

On November 6, 2008 we entered into an asset purchase agreement with Eisai pursuant to which Eisai agreed to purchase our Alzheimer’s disease genetics program assets in exchange for a one time cash payment of $1,500,000. Since 2002 our Alzheimer’s disease genetics program was a shared research effort between us and Eisai. Our cooperation agreement with Eisai related to the genetics program concluded on September 30, 2008.

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

Overview

Company Overview

We are a biopharmaceutical company committed to providing patients with better alternatives to existing therapies through the development and commercialization of small molecule compounds. Our goal is to develop versatile product candidates each capable of treating a number of acute and chronic diseases and disorders such as migraine, chronic pain, muscle spasticity, xerostomia and cognitive disorders. We are currently developing three product candidates, two ionotropic glutamate receptor antagonists and one muscarinic receptor agonist.

Our two ionotropic glutamate receptor antagonists, tezampanel and NGX426, are currently in clinical development. Tezampanel and NGX426 competitively block the binding of glutamate at the glutamate receptors, specifically the AMPA and kainate receptor subtypes. While normal glutamate production is essential, excess glutamate has been implicated in a number of diseases and disorders. Tezampanel and NGX426 are the first glutamate receptor antagonists with this combined binding activity to be tested in humans. In October 2007, we released the results of a Phase IIb clinical trial of tezampanel, our most advanced product candidate. In this clinical trial, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache. This was the sixth Phase II trial in which tezampanel has been shown to have analgesic activity. We held a successful end of Phase II meeting with the U.S. Food and Drug Administration (“FDA”) on September 29, 2008. Based on a review of the Phase II data, the FDA agreed that we may initiate a Phase III program for tezampanel in acute migraine. The FDA also confirmed that the required thorough QT/QTc study for tezampanel can be conducted in parallel with the first Phase III pivotal trial. Any further development of tezampanel, including the initiation of a Phase III trial, is dependent on our securing a development partner.

NGX426 is an oral prodrug of tezampanel. In clinical trials, NGX426 has been shown to rapidly convert to tezampanel. During 2008 we completed a Phase I clinical trial that was designed to identify the maximum tolerated single dose of NGX426 when given to healthy adults. Subjects were dosed up to 210 mg, the maximum dose allowable under the protocol, without reaching the maximum tolerated dose. In June 2008 we initiated a clinical trial in healthy adults to evaluate the analgesic effect of NGX426 in a capsaicin model of hyperalgesia. We expect to release results of this trial by the end of 2008. In addition, in October 2008 we initiated a Phase I trial to evaluate multiple doses of NGX426 given to healthy adults and expect to release results of this trial in the first quarter of 2009.

Our muscarinic receptor agonist currently in clinical development is NGX267. We have completed three Phase I clinical trials evaluating single and multiple doses of NGX267 given to healthy adults. In March 2008, we initiated a Phase II clinical trial in patients to evaluate NGX267 for the treatment of xerostomia, or dry mouth, secondary to Sjogren’s syndrome and expect to release results of this trial by the end of 2008. Additionally, based on its mechanism of action, we believe NGX267 may also be developed to treat cognitive disorders such as Alzheimer’s disease and cognitive impairment associated with schizophrenia, or CIAS. However, we have no plans to initiate any clinical trials of NGX267 in Alzheimer’s disease.

We also have one drug discovery program, a gamma-secretase modulator program. We are currently seeking a development partner for this program.

On August 6, 2008, Neil M. Kurtz, M.D. provided notice of his resignation as our President and Chief Executive Officer and as a member of our Board of Directors effective as of August 31, 2008. On August 6, 2008, our Board of Directors appointed Evelyn Graham to the position of acting Chief Executive Officer, effective as of September 1, 2008. Prior to being appointed as acting Chief Executive Officer, Ms. Graham served as our Chief Operating Officer since October 2006. Ms. Graham joined TPTX, Inc., our subsidiary, in 2004 as Vice President, Development.

Recent Developments

On November 6, 2008 we entered into an asset purchase agreement with Eisai Co., Ltd., or Eisai, pursuant to which Eisai agreed to purchase our Alzheimer’s disease genetics program assets in exchange for a one time cash payment of $1,500,000. Since 2002 our Alzheimer’s disease genetics program was a shared research effort between us and Eisai. Our cooperation agreement with Eisai related to the genetics program concluded on September 30, 2008. In connection with the conclusion of the agreement we reduced our work force by approximately 50 percent, primarily in the area of drug discovery. We currently have 13 employees supporting clinical, preclinical, business development, and administrative activities.

Financial Overview

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. As of September 30, 2008, our accumulated deficit was $113.1 million. Subject to our ability to raise additional capital, we expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully develop, manufacture, obtain regulatory approval for, market and sell our product candidates. We expect that in the near term, we will incur substantial losses relating primarily to costs and expenses in our efforts to advance the development of tezampanel, NGX426 and NGX267.

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

We believe that our available cash and cash equivalents at September 30, 2008 will provide sufficient funds to enable us to meet our on-going working capital requirements at least through December 31, 2008. We will need to secure additional funding in the near term to meet working capital requirements in 2009, either through equity financings, strategic collaborations or similar agreements.

Revenue

All of our revenue to date has been derived from license and option fees and research funding from our strategic alliance agreements. We will continue to seek partners for some or all of our product candidates and drug discovery programs. However, the impact of the current unprecedented volatility in the capital markets and the weakening economy on potential partners and collaborators may make it more difficult to enter into revenue generating arrangements. In the future, we will seek to generate revenue from some or all of the following sources:

•	license and option fees from partners;

•	development funding from partners;

•	milestone payments from partners;

•	royalties from partners; and

•	product sales.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments received under our strategic alliance agreements and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval, our ability to generate future revenue, and our financial condition and results of operations, would be materially adversely affected.

Research and Development Expense

We are focused on discovery and development of novel small molecule compounds to treat a number of acute and chronic diseases and disorders. We are currently developing three product candidates, all of which are in clinical development:

•	Tezampanel, for the treatment of migraine, has been studied in three Phase I clinical trials and six Phase II clinical trials;

•	NGX426 has been studied in two Phase I clinical trial and is being studied in two on-going Phase I clinical trials; and

•	NGX267 has been studied in three Phase I clinical trials and is being studied in an on-going Phase II clinical trial for the treatment of xerostomia.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors, including the timing and amount of payments received pursuant to future strategic alliance agreements, as well as the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2008 and 2007

The following table summarizes the significant components of our results of operations for the three months ended September 30, 2008 and 2007, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended September 30,
	2008	2007	$ Change	% Change
Revenue	$1,223	$2,462	$(1,239)	(50)%
Research and development expense	4,978	8,161	(3,183)	(39)%
General and administrative expense	1,127	1,351	(224)	(17)%
Interest income	87	504	(417)	(83)%
Interest expense	64	192	(128)	(66)%
Other expense	535	36	499	1,386%

Revenue. Revenue decreased to $1.2 million for the three months ended September 30, 2008 from $2.4 million for the same period in 2007. The decrease of $1.2 million was due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. In connection with this collaboration, we recognized no revenue for the three months ended September 30, 2008, compared to three months of revenue recognized during the same period in 2007.

Research and development expense. Research and development expense decreased to $5.0 million for the three months ended September 30, 2008 from $8.2 million for the same period in 2007. The $3.2 million decrease was attributable to a $2.3 million decrease in expense for our development programs and a $0.9 million decrease in expense for our discovery programs.

The decrease in our development program expense was primarily due to a decrease in clinical development activities for tezampanel for the three months ended September 30, 2008 compared to the same period in 2007.

The decrease in expense for our discovery programs was primarily due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. Specifically, salaries and benefits expense and lab supplies expense were lower due to the conclusion of this collaboration.

General and administrative expense. General and administrative expense decreased to $1.1 million for the three months ended September 30, 2008 compared to $1.3 million for the same period in 2007. The decrease of $0.2 million was due to a decrease in stock based compensation expense offset by increased professional services costs for the three months ended September 30, 2008 compared to the same period in 2007.

Interest income. Interest income decreased to $87,000 for the three months ended September 30, 2008 from $504,000 for the same period in 2007. The decrease of $417,000 was due to a lower average cash and cash equivalents balance during the three months ended September 30, 2008 compared to the same period in 2007.

Interest expense. Interest expense decreased to $64,000 for the three months ended September 30, 2008 from $192,000 for the same period in 2007. The $128,000 decrease is attributable to a lower average debt balance during the three months ended September 30, 2008 compared to the same period in 2007.

Other expense. Other expense for the three months ended September 30, 2008 is comprised of a loss on impairment of property and equipment of $158,000, and a loss on the sale of our investment in OXIS International, Inc. of $377,000. The loss on impairment of property and equipment relates to the assets that supported our discovery efforts and is a non-cash charge to write down the carrying value of those assets to their estimated fair value. The loss on the sale of our investment in OXIS International, Inc. represents the difference between the carrying value of the investment in OXIS International, Inc. and the proceeds received from the sale of that investment.

Other expense for the three months ended September 30, 2007 is comprised of loss on asset disposal of $4,000 and equity in loss of OXIS International, Inc. of $32,000. The loss on asset disposal represents the net book value of unutilized assets that we disposed of in 2007. Prior to 2008 we accounted for our investment in OXIS under the equity method of accounting. The equity in loss of OXIS International, Inc. represents our share of the loss recorded by OXIS for the three months ended September 30, 2007.

Comparison of the Nine Months Ended September 30, 2008 and 2007

The following table summarizes the significant components of our results of operations for the nine months ended September 30, 2008 and 2007, in thousands, together with the change in such items in dollars and as a percentage.

	For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Revenue	$4,481	$7,388	$(2,907)	(39)%
Research and development expense	15,729	20,390	(4,661)	(23)%
General and administrative expense	4,326	4,209	117	3%
Interest income	417	1,699	(1,282)	(75)%
Interest expense	321	646	(325)	(50)%
Other income (expense), net	(1,259)	945	(2,204)	(233)%

Revenue. Revenue decreased to $4.5 million for the nine months ended September 30, 2008 from $7.4 million for the same period in 2007. The decrease of $2.9 million was due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. During 2008 in connection with this collaboration, we recognized revenue for two of the nine months ended September 30, 2008; during 2007 we recognized revenue for this collaboration for each of the nine months ended September 30, 2007.

Research and development expense. Research and development expense decreased to $15.7 million for the nine months ended September 30, 2008 from $20.4 million for the same period in 2007. The $4.7 million decrease was attributable to a decrease in expense for our development programs of $3.2 million and a decrease in expense for our discovery programs of $1.5 million.

The decrease in our development program expense was primarily due to a decrease in clinical development activities for tezampanel for the nine months ended September 30, 2008 compared to the same period in 2007.

The decrease in expense for our discovery programs was primarily due to the conclusion of our discovery-phase GSM collaboration with Eisai in February 2008. Specifically, salaries and benefits expense and lab supplies expense were lower during the nine months ended September 30, 2008 compared to the same period in 2007 due to the conclusion of this collaboration.

General and administrative expense. General and administrative expense increased to $4.3 million for the nine months ended September 30, 2008 compared to $4.2 million for the same period in 2007. The $0.1 million increase was due to an increase in professional services expense and stock based compensation expense for the nine months ended September 30, 2008 compared to the same period in 2007.

Interest income. Interest income decreased to $0.4 million for the nine months ended September 30, 2008 from $1.7 million for the same period in 2007. The decrease of $1.3 million was due to a lower average cash and cash equivalents balance during the nine months ended September 30, 2008 compared to the same period in 2007.

Interest expense. Interest expense decreased to $321,000 for the nine months ended September 30, 2008 from $646,000 for the same period in 2007. The $325,000 decrease is attributable to a lower average debt balance during the nine months ended September 30, 2008 compared to the same period in 2007.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2008 is comprised of the loss on impairment of property and equipment of $158,000, the loss on the sale of our investment in OXIS International, Inc. of $377,000, a fair value adjustment to our Investment in OXIS International, Inc. of $559,000 and a loss on the extinguishment of debt of $165,000. The loss on impairment of property and equipment relates to the assets that supported our discovery efforts and is a non-cash charge to write down the carrying value of those assets to their estimated fair value. The loss on the sale of our investment in OXIS International, Inc. represents the difference between the carrying value of the investment in OXIS International, Inc. and the proceeds received from the sale of the investment. The fair value adjustment to investment in OXIS International, Inc. represents a non-cash adjustment for changes in the fair value of OXIS common stock under SFAS No. 159. The loss on extinguishment of debt resulted from the early payoff of notes payable and is comprised of both a non-cash charge of $105,000 related to the unamortized debt discount on the repaid debt and a cash charge of $60,000 related to early payoff fees.

Other income (expense), net for the nine months ended September 30, 2007 is comprised of a loss on asset disposal of $4,000, equity in income of OXIS International, Inc. of $57,000 and a warrant valuation adjustment of $892,000. The loss on asset disposal represents the net book value of unutilized assets that were discarded in 2007. Prior to 2008 we accounted for our investment in OXIS under the equity method of accounting. The equity in income of OXIS International, Inc. represents our share of the income recorded by OXIS for the nine months ended September 30, 2007. The warrant valuation adjustment reflects a non-cash adjustment for the decline in the fair value of outstanding warrants that were classified as a liability during 2007.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income. Through September 30, 2008, we had received approximately $67.5 million in net proceeds from the sale of equity securities, $45.9 million in payments under our research agreements, $22.4 million from debt issuances, and $5.7 million in interest income. In addition, as a result of a business combination we completed in October 2006, we received $46.5 million of cash.

At September 30, 2008, we had cash and cash equivalents of $14.3 million as compared to $32.5 million at December 31, 2007. The cash balance at September 30, 2008 is $18.2 million lower than the balance at December 31, 2007 due largely to the operating loss for the nine months ended September 30, 2008, repayments of debt, offset by proceeds from research funding payments and the June 2008 issuance of debt.

We believe we have sufficient funds to enable us to meet our ongoing working capital requirements through at least December 31, 2008. We will need to secure additional funding in the near term to meet working capital requirements in 2009, either through equity financings, strategic collaborations or similar agreements. However, all of our funded strategic collaboration agreements have expired and we will not receive any further revenue from such agreements. In addition, given the unprecedented volatility in the capital markets and the weakening economy, obtaining additional funding in the near future, whether through equity or strategic collaborations may be difficult or impossible. For a further discussion of the risks related to the availability of cash to fund our future operations, please see “Risk Factors.”

We expect to continue to fund our operations with existing cash resources that were primarily generated from equity financings and debt financing arrangements until we can generate significant cash from our operations. In addition, we may finance future cash needs through the sale of equity securities and by entering into strategic collaboration agreements. We currently do not have committed sources of additional funding and may not be able to obtain additional funding, particularly if the volatile conditions in the stock and financial markets, and more particularly the market for biotechnology company stocks, persist. Further, we may not be successful in entering into strategic collaboration agreements, or in receiving milestone or royalty payments under future agreements. In addition, we cannot be sure that our existing funds will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we are unable to obtain additional funding, we may be required to delay, further reduce the scope of or discontinue one or more of our research and development projects, sell the company or certain of its assets or technologies, or dissolve and liquidate the company’s assets.

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

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008 and 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

We have foreign currency accounts that are exposed to currency exchange risk. The functional currency of our European subsidiary, which is based in Belgium, is the local currency. Accordingly, the accounts of this subsidiary are translated from the local currency to the U.S. dollar using the current exchange rate at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ deficit. Because we did not have any transactions denominated in foreign currencies during the nine months ended September 30, 2008 and 2007, we did not record exchange gains and losses in operations for those periods. If the foreign currency rates were to fluctuate by 10% from exchange rates at September 30, 2008 and 2007, the effect on our financial statements would not be material. However, there can be no assurance there will be not be a material impact in the future.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net operating losses every year since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $113.1 million. Subject to our ability to raise additional funds and continue to operate as a going concern, over the next several years we expect a significant increase in our operating losses as we conduct additional development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements, all of which have expired and from which we do not expect to generate additional revenue. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current licensing agreements. Given the risks associated with development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

*We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

We will need to raise substantial additional capital in the future and additional funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the rate of progress and cost of clinical trials;

•	the scope of our clinical trials and other development activities;

•	the prioritization and number of clinical development programs we pursue;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of goods and manufacturing expenses; and

•	the costs of establishing or contracting for sales and marketing capabilities.

The current economic crisis and its impact on the stock markets will most likely have a negative impact on our ability to raise additional needed capital on terms that are favorable to the company or at all. We do not anticipate that we will generate significant continuing revenue for several years, if at all. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or commercialization efforts.

*We are currently not in compliance with Nasdaq rules regarding the minimum bid price and are at risk of being delisted from the Nasdaq Global Market, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

We received a Nasdaq staff deficiency letter dated August 21, 2008 indicating that, for the prior 30 consecutive days, the bid price for our common stock had closed below the minimum bid price of $1.00 per share requirement as required for continued inclusion of the Nasdaq Global Market under Marketplace Rules 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we have 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement of $1.00 per share. On October 16, 2008 Nasdaq issued an alert indicating that it would temporarily suspend, through January 16, 2009, the application of the continued listing requirements related to minimum bid price of publically held shares for listing on the Nasdaq Global Market. This suspension will provide us until May 26, 2009 to regain compliance with the minimum bid price requirement of $1.00 per share. If we do not regain compliance by the end of such period, and do not elect or are unable to transfer to the Nasdaq Capital Market, Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the staff determination to the Nasdaq Listing Qualifications Panel if we so choose.

If at the conclusion of the compliance periods described above, we have not achieved compliance, we expect that we would be delisted from the Nasdaq Global Market. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the Nasdaq Global Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from the Nasdaq Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.

Additionally, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on the Nasdaq Stock Market. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.

All of our product candidates are in clinical development. We cannot be certain that any of our product candidates will be successfully developed, receive regulatory approval, or be commercialized.

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

*Companies and universities that have licensed product candidates to us for clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products.

Licensing our product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. Our partners who created these product candidates are experienced scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization of successful new drug products from our development program is likely to attract additional research by our licensors in addition to other investigators who have experience in drug development. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

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

We may also be subject to claims that we or our employees, who were previously employed at universities or other biotechnology or pharmaceutical companies, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

*Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings or corporate collaboration and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Further, we may not be able to obtain additional funding, particularly if the volatile conditions in the stock and financial markets, and more particularly the market for biotechnology company stocks, persist. If we are unable to obtain additional funding, we may be required to delay, further reduce the scope of or discontinue one or more of our research and development projects, sell the company or certain of its assets or technologies, or dissolve and liquidate the company’s assets.

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

Item 6.	Exhibits

Number	Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant’s common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

4.2	Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

4.4	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

4.5	Form of Warrant issued to Stonegate Securities (incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-KSB filed on March 22, 2001).

4.6	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on December 6, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2001).

4.7	Form of Warrant issued to SCO Financial Group, LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-76234) filed on January 3, 2002).

4.8	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 6, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2003).

4.9	Form of Warrant issued to AFO Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-3 (File No. 333-103130), filed on February 12, 2003).

Number	Exhibits

4.10	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on September 12, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2003).

4.11	Form of Common Stock Purchase Warrant issued to purchasers in a private placement on January 8, 2004 (incorporated by reference to Exhibit 4.3 in Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.12	Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K, filed on January 12, 2004).

4.13	Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2004).

4.14	Form of Warrant issued to Comerica Bank on July 1, 2003 (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.15	Form of Warrant issued to Silicon Valley Bank on December 8, 2000 (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.16	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.17	Rights Agreement, dated as of May 13, 2005, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005).

4.18	Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.19	Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.20	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 17, 2008).

4.21	Reference is made to Exhibits 3.1 through 3.6.

10.1[a]	Amended and Restated Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated October 3, 2008 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed October 7, 2008).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2008

TorreyPines Therapeutics, Inc.

By:	/s/ Evelyn Graham
Evelyn Graham Acting Chief Executive Officer (Principal Executive Officer)

By:	/s/ Craig Johnson
Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)