Form 10-Q
period 2009-03-31
TorreyPines Therapeutics, Inc.
filed 2009-05-01
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of April 28, 2009, there were 15,999,058 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TorreyPines Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,319	$10,864
Prepaid expenses and other current assets	379	187

Total current assets	6,698	11,051
Property and equipment, net	11	40
Other assets	—	39

Total assets	$6,709	$11,130

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,681	$3,865
Long-term debt, current portion	3,197	1,440

Total current liabilities	4,878	5,305
Long-term debt, net of current portion	—	2,112

Total liabilities	4,878	7,417

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,974,058 and 15,974,058 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	123,121	122,883
Accumulated deficit	(121,306)	(119,186)

Total stockholders’ equity	1,831	3,713

Total liabilities and stockholders’ equity	$6,709	$11,130

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue
License and option fees	$—	$1,283
Research funding	—	763

Total revenue	—	2,046
Operating expenses
Research and development	855	5,260
General and administrative	1,268	1,448

Total operating expenses	2,123	6,708
Loss from operations	(2,123)	(4,662)
Other income (expense)
Interest income	8	217
Interest expense	(45)	(147)
Other income (expense), net	40	699

Total other income (expense)	3	769

Net loss	(2,120)	(3,893)

Basic and diluted net loss per share	$(0.13)	$(0.25)

Weighted average shares used in the computation of basic and diluted net loss per share	15,974,058	15,739,646

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities
Net loss	$(2,120)	$(3,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	76
Stock-based compensation	238	180
Amortization of debt discount	9	33
Amortization of purchased patents	—	98
Deferred revenue	—	(1,283)
Gain on disposal of assets	(43)	—
Change in fair value of investment in OXIS International, Inc.	—	(699)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(142)	296
Other assets	35	(4)
Accounts payable and accrued liabilities	(2,184)	(997)

Net cash used in operating activities	(4,193)	(6,193)

Investing activities
Proceeds from sale of property and equipment	8	—

Net cash used in investing activities	8	—

Financing activities
Issuance of common stock	—	7
Payments on long-term debt	(360)	(857)

Net cash used in financing activities	(360)	(850)

Effect of exchange rate changes on cash	—	208

Net decrease in cash and cash equivalents	(4,545)	(6,835)
Cash and cash equivalents at beginning of period	10,864	32,500

Cash and cash equivalents at end of period	$6,319	$25,665

Supplemental disclosure of cash flow information
Cash paid for interest	$36	$184

See accompanying notes.

TorreyPines Therapeutics, Inc.

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of TorreyPines Therapeutics, Inc. (together with our wholly-owned subsidiaries, TPTX, Inc. and TorreyPines Therapeutics Europe NV) should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009. The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the SEC related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of our management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. References in this report to “TorreyPines,” “Company,” “we,” “us” and “our” refer to TorreyPines Therapeutics, Inc. and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

(2) Going Concern Considerations

As of March 31, 2009 our accumulated deficit was $121.3 million and based on our operating plan, our existing working capital is not sufficient to meet our cash requirements to fund our planned operating expenses and working capital requirements through December 31, 2009 without additional sources of cash.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through project financing, equity financing, a development partner or sale of assets. Additionally, we have been and are continuing to explore other strategic alternatives, including a possible asset out-licensing, asset sale or sale of the Company. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures. There can be no assurance that we will be able to obtain any sources of funding.

If we cannot obtain sufficient funding in the short-term, we may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take such actions.

(3) Reduction-in-Force

In an effort to conserve financial resources, on March 31, 2009 we reduced our work force to three employees. In connection with the reduction-in-force, a restructuring charge of $191,000 was recorded in the three months ended March 31, 2009. The restructuring charge is included in operating expenses in the statement of operations and is comprised of $85,000 of research and development expense and $106,000 of general and administrative expense.

(4) Comprehensive Loss

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

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,120)	$(3,893)
Foreign currency translation adjustments	—	210

Comprehensive loss	$(2,120)	$(3,683)

(5) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Net loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the periods presented. Net loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents. For the three-month periods ended March 31, 2009 and 2008, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units and warrants, is antidilutive.

(6) Note Payable

In June 2008 we entered into a note agreement to borrow $3.6 million. Because the note was paid in full shortly after March 31, 2009 (see Note 8), we have classified the entire balance of the note payable, net of the unamortized debt discount of $43,000, as a current liability as of March 31, 2009. Additionally, the unamortized debt issuance costs of $35,000 were classified as a current asset as of March 31, 2009.

(7) Commitments and Contingencies

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of Axonyx common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and our former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009 an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs.

(8) Subsequent Event

Pursuant to the terms of our note agreement, we are required to maintain a cash balance with the lender’s bank of at least $5.4 million. As of March 31, 2009, our entire cash balance of $6.3 million is deposited with the lender. Although our cash balance as of March 31, 2009 exceeds the lender’s minimum cash balance of $5.4 million, it was determined that our cash balance would drop below $5.4 million before the end of April 2009. We chose to repay the outstanding balance of the note in April 2009 just prior to our cash balance dropping below $5.4 million. On April 23, 2009 we repaid the note in full. The total payoff of the note was $3.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes as of and for the year ended December 31, 2008 included with the our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2009. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Company Overview

We are a biopharmaceutical company committed to providing patients with better alternatives to existing therapies through the development and commercialization of small molecule compounds. Our goal is to develop versatile product candidates each capable of treating a number of acute and chronic diseases and disorders such as migraine, acute and chronic pain, and xerostomia. Due to the Company’s current financial condition as described further in this report, we have been and are continuing to explore financing and strategic alternatives, including a possible project financing, equity financing, or a partnership in order to continue the development of our three product candidates, two ionotropic glutamate receptor antagonists and one muscarinic receptor agonist. Additionally, we have been and are continuing to explore other strategic alternatives, including a possible asset out-licensing, asset sale or sale of the Company. If we are unable to complete a financing or strategic transaction during the first half of 2009, we will be unable to continue as a going concern and may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company.

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

NGX267 is a muscarinic agonist. We have completed three Phase I clinical trials evaluating single and multiple doses of NGX267 given to healthy adults. In December 2008, we announced positive results from a 26 patient Phase II trial evaluating three doses of NGX267 as a potential treatment for xerostomia, or dry mouth, in patients with Sjögren’s syndrome. All three doses of NGX267 met the primary endpoint of a statistically significant increase in salivary flow production compared to placebo. These doses were safe and well tolerated. In order to pursue further clinical development of NGX267 we will need to secure project financing, equity financing, or a development partner.

We also have one drug discovery program, a gamma-secretase modulator program. We are currently attempting to sell this program.

In an effort to conserve financial resources, on March 31, 2009 we reduced our work force to three employees. In addition to our efforts to sell our GSM program in 2009 we continue to explore project financing, equity financing, partnership opportunities, asset out-licensing, or an asset sale for tezampanel, NGX426 and NGX267 to enable us to pursue the commercial opportunities we have identified for these product candidates. In addition we continue to explore opportunities to sell the Company as a whole. However, if we are unable to complete a financing or strategic transaction in the first half of 2009, we will be unable to continue as a going concern and may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company.

Going Concern and Management’s Plan

Our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

We have incurred net losses since inception and as of March 31, 2009 have an accumulated deficit of $121.3 million. Based on our operating plan, our existing cash and cash equivalents will only fund our operations into the second quarter, and possibly into the third quarter, of 2009. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

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

If we cannot obtain sufficient funding in the short-term, we may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take any such actions.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors, including the timing and amount of payments received pursuant to any future strategic alliance agreements, as well as the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2009 and 2008

The following table summarizes the significant components of our results of operations for the three months ended March 31, 2008 and 2007, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenue	$—	$2,046	$(2,046)	(100)%
Research and development expense	855	5,260	(4,405)	(84)%
General and administrative expense	1,268	1,448	180	(12)%
Interest income	8	217	(209)	(96)%
Interest expense	45	147	(102)	(69)%

Revenue. Revenue decreased to $0 for the three months ended March 31, 2009 from $2.0 million for the same period in 2008. The decrease of $2.0 million was due to the conclusion of our GSM collaboration with Eisai Co., Ltd., or Esai, in February 2008. We have not entered into any new collaborations, therefore during the quarter ended March 31, 2009 we did not recognize any revenue. During 2008 in connection with the GSM collaboration with Eisai, we recognized revenue for two months of the quarter ended March 31, 2008.

Research and development expense. Research and development decreased to $0.9 million for the three months ended March 31, 2009 from $5.3 million for the same period in 2008. The $4.4 million decrease was attributable to a decrease in research expense of $1.7 million and a decrease in development expense of $2.7 million.

The decrease in research expense is due to the conclusion of our GSM collaboration agreement with Eisai in February 2008 and the conclusion of our Alzheimer’s disease genetics collaboration agreement with Eisai in September 2008. In September 2008 we initiated a strategic restructuring under which we transitioned from a discovery and development company to a development-only company. As a result, we did not incur research expenses during the three months ended March 31, 2009.

During the first quarter of 2009 we had no ongoing clinical development studies. The decrease in development expense is the result of a lack of working capital and is specifically due to decreased clinical development activities for tezampanel, NGX424 and NGX267 in the three months ended March 31, 2009 compared to the same period of 2008.

General and administrative expense. General and administrative expense decreased to $1.3 million for the three months ended March 31, 2009 from $1.4 million for the same period in 2008. The $0.1 million decrease was due to decreased personnel costs and related expenses and decreased professional services costs, offset by an increase in stock based compensation expense for the three months ended March 31, 2009 compared to the same period of 2008.

Interest income. Interest income decreased to $8,000 for the three months ended March 31, 2009 from $217,000 for the same period in 2008. The decrease of $209,000 was due to a lower average cash and cash equivalents balance during the first quarter of 2009 compared to the first quarter of 2008.

Interest expense. Interest expense decreased to $45,000 for the three months ended March 31, 2009 from $147,000 for the same period in 2008. The $102,000 decrease is attributable to a lower average debt balance and a lower interest rate during the first quarter of 2009 compared to the first quarter of 2008.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income. Through March 31, 2009, we had received approximately $68.0 million in net proceeds from the sale of equity securities, $47.4 million in payments under our research agreements, $22.4 million from debt issuances, and $5.5 million in interest income. In addition, as a result of a business combination we completed in October 2006, we received $46.5 million of cash.

At March 31, 2009, we had cash and cash equivalents of $6.3 million as compared to $10.9 million at December 31, 2008. The cash balance at March 31, 2009 is $4.6 million lower than the balance at December 31, 2008 due largely to the current quarter operating loss and repayments of debt.

We believe we have sufficient funds to enable us to meet our ongoing working capital requirements through at least June 30, 2009. For a further discussion of the risks related to the availability of cash to fund our future operations, please see “Risk Factors.”

We have been and are continuing to explore financing and strategic alternatives, including a possible project financing, equity financing, or a partnership in order to continue the development of our three product candidates, two ionotropic glutamate receptor antagonists and one muscarinic receptor agonist. Additionally, we have been and are continuing to explore other strategic alternatives, including a possible asset out-licensing, asset sale or sale of the Company. If we are unable to complete a financing or strategic transaction during the first half of 2009, we will be unable to continue as a going concern and may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company.

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

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2009 and 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March  31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and our former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009 an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs.

Item 1A.	Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 27, 2009.

Risks Related to Our Business

*We may not be able to continue as a going concern. We will need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

We will need substantial additional funds in order to initiate any further preclinical studies or clinical trials, for debt obligations and to fund our operations through 2009. Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in our Form 10-K for the year ended December 31, 2008 related to the uncertainty and substantial doubt of our ability to continue as a going concern. Our plan to address these matters is described in Note 1 to those financial statements. We believe that our cash and cash equivalents, which were approximately $6.3 million at March 31, 2009 will only fund our operations into the second quarter, and possibly the third quarter, of 2009. Although we intend to continue to seek additional financing or a strategic partner, we may not be able to complete a financing or corporate transaction, either on favorable terms or at all. If we are unable to complete a financing or strategic transaction, we do not expect to be able to continue as a going concern and may be required to file for bankruptcy, cease operations or liquidate and dissolve the Company.

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

*We are seeking to maximize the value of our assets, and address our liabilities and raise additional capital for our existing business. We are attempting to pursue asset out-licenses, asset sales, mergers or similar strategic transactions. We may be unable to satisfy our liabilities and can provide no assurances that we can be successful in executing a strategic transaction.

Due to our financial position, we are unable to initiate further preclinical studies or clinical trials. We are actively considering strategic alternatives with the goal of maximizing the value of our assets. In addition, we are considering our restructuring alternatives, including business arrangements such as the out-licensing or sale of product candidates or the Company as a whole. On April 15, 2009 we engaged Merriman Curhan Ford to assist in the evaluation of strategic options, including the possible sale of the company or its assets. There are substantial challenges and risks which will make it difficult to successfully implement any of these opportunities. Even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms, if at all. In such event, we may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company.

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

*We may need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have incurred net operating losses every year since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $121.3 million. As of April 30, 2009 we have been unable to raise the necessary capital to continue our existing operations. We are currently evaluating our strategic alternatives with respect to all aspects of our business. We cannot assure our stockholders that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate a strategic transaction we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, we might realize significantly less value from our assets than their carrying values on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

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

In addition, as of December 31, 2008 our stockholders’ equity was less than $10 million, which is the minimum required stockholders’ equity for continued listing on the Nasdaq Global Market. On March 31, 2009, we received written notice from Nasdaq of this lack of compliance with the continued listing criteria and further stated that we had until April 15, 2009 to provide Nasdaq with a specific plan to achieve and sustain compliance with the Nasdaq Capital Market listing requirements, including the time frame for completion of such plan. We provided such a plan to Nasdaq by this deadline, which, among other elements, included the potential sale of the Company or its assets. However, such events cannot be assured at the date of this report, and it is unknown whether Nasdaq will accept our plan to regain compliance with Nasdaq’s continued listing criteria, or if we can successfully implement this plan.

If we are unable to regain compliance with the continued listing requirements, we expect that we would be delisted from the Nasdaq Global Market. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the Nasdaq Global Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from the Nasdaq Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.

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

We have incurred net operating losses every year since our inception. As of March 31, 2009 we had an accumulated deficit of approximately $121.3 million. If we are able to overcome our current financial issues and our operations were to continue, over the next several years we would expect a significant increase in our operating losses as we conduct additional development, clinical testing and regulatory compliance activities. All of our revenue to date has been payments received in connection with our collaboration and licensing agreements. We cannot be certain that we will generate additional revenue through licensing activities or that we will receive any of the milestone or royalty payments associated with our current licensing agreements. Given the risks associated with development, clinical testing, manufacturing and marketing of drug products, we may never be successful in commercializing a drug product that will enable us to be profitable. Our ability to generate significant continuing revenue depends on a number of factors, including:

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

Our product candidates are at an early stage of development and we do not have any products that are commercially available. Our two ionotropic glutamate receptor antagonists, tezampanel and NGX426, and muscarinic receptor agonist NGX267are clinical stage product candidates. NGX292 is a structurally similar backup compound to NGX267. We will need to perform additional development work and conduct further clinical trials for all of our product candidates before we can seek the regulatory approvals necessary to begin commercial sales.

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

We do not anticipate that we will generate significant continuing revenue for several years, if at all. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that our immediate funding needs or future additional funding needs will be available on acceptable terms, or at all. If the near term funds that we need to continue operations do not become available, we may be required to file for bankruptcy, cease operations or liquidate and dissolve the Company.

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

*If we fail to attract and keep key management and scientific personnel, we may be unable to develop or commercialize our product candidates successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our senior management team could delay or prevent the commercialization of our product candidates. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice, subject to the terms contained in their respective employment agreements and offer letters. On March 31, 2009 we reduced our work force to three employees. The three remaining employees, our Chief Executive Officer, Chief Financial Officer, and Vice President and General Counsel will assist the Board of Directors in assessing and completing any possible strategic transaction. In the event we receive funding for continued development of our product candidates we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of any future clinical trials of our product candidates;

•	the results of planned preclinical studies and planned clinical trials of our preclinical product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

Item 6.	Exhibits

Number	Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on July 25, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on August 25, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant’s common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

4.2	Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.3	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

Number	Exhibits

4.4	Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K, filed on January 12, 2004).

4.5	Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2004).

4.6	Form of Warrant issued to Comerica Bank on July 1, 2003 (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.7	Form of Warrant issued to Silicon Valley Bank on December 8, 2000 (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.8	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.9	Rights Agreement, dated as of May 13, 2005, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005).

4.10	Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.11	Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.12	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K, filed on June 17, 2008).

4.20	Reference is made to Exhibits 3.1 through 3.6.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2009

TorreyPines Therapeutics, Inc.

By: /s/ Evelyn A. Graham

Evelyn A. Graham Chief Executive Officer (Principal Executive Officer)

By: /s/ Craig Johnson

Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)