Form 10-Q
period 2009-06-30
TorreyPines Therapeutics, Inc.
filed 2009-08-11
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-25571

TORREYPINES THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0883978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)

P.O. Box 231386 Encinitas, CA	92023-1386
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858-623-5665)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 5, 2009, there were 15,999,058 shares of our Common Stock outstanding.

TorreyPines Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TorreyPines Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,175	$10,864
Prepaid expenses and other current assets	243	187

Total current assets	1,418	11,051
Property and equipment, net	—	40
Other assets	—	39

Total assets	$1,418	$11,130

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$149	$3,865
Long-term debt, current portion	—	1,440

Total current liabilities		5,305
Long-term debt, net of current portion	—	2,112

Total liabilities	149	7,417

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 15,000,000 shares authorized, 0 shares outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,999,058 and 15,974,058 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	123,167	122,883
Accumulated deficit	(121,914)	(119,186)

Total stockholders’ equity	1,269	3,713

Total liabilities and stockholders’ equity	$1,418	$11,130

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
License and option fees	$—	450	$—	$1,733
Research funding	—	762	—	1,525
Other revenue	280	—	280	—

Total revenue	280	1,212	280	3,258

Operating expenses:
Research and development	61	5,491	916	10,751
General and administrative	742	1,751	2,010	3,199

Total operating expenses	803	7,242	2,926	13,950
Loss from operations	(523)	(6,030)	(2,646)	(10,692)
Other income (expense)
Interest income	2	113	10	330
Interest expense	(11)	(110)	(56)	(257)
Other income (expense), net	(76)	(1,423)	(36)	(724)

Total other income (expense)	(85)	(1,420)	(82)	(651)

Net loss	$(608)	$(7,450)	$(2,728)	$(11,343)

Basic and diluted net loss per share	$(0.04)	$(0.47)	$(0.17)	$(0.72)

Weighted average shares used in the computation of basic and diluted net loss per share	15,990,725	15,748,104	15,982,391	15,743,875

See accompanying notes.

TorreyPines Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net loss	$(2,728)	$(11,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	149
Stock-based compensation	285	350
Amortization of debt discount	11	61
Amortization of purchased patents	—	195
Deferred revenue	—	(1,733)
Gain on disposal of assets	(41)	—
Loss on extinguishment of debt	76	105
Change in fair value of investment in OXIS International, Inc.	—	559
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57)	493
Other assets	—	46
Accounts payable and accrued liabilities	(3,716)	(263)

Net cash used in operating activities	(6,152)	(11,381)

Investing activities
Purchases of property and equipment	—	(19)
Proceeds from sale of property and equipment	63	—

Net cash provided by/(used in) investing activities	63	(19)

Financing activities
Issuance of common stock	—	18
Debt issue costs	—	(48)
Proceeds from long-term debt	—	3,600
Payments on long-term debt	(3,600)	(4,693)

Net cash used in financing activities	(3,600)	(1,123)

Effect of exchange rate changes on cash	—	208

Net decrease in cash and cash equivalents	(9,689)	(12,315)
Cash and cash equivalents at beginning of period	10,864	32,500

Cash and cash equivalents at end of period	$1,175	$20,185

Supplemental disclosure of cash flow information
Cash paid for interest	$45	$196
Warrant issued in conjunction with debt	—	58

See accompanying notes.

TorreyPines Therapeutics, Inc.

Notes to Consolidated Financial Statements

June 30, 2009

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

(2) Going Concern Considerations

On July 27, 2009 we entered into a definitive merger agreement with Raptor Pharmaceuticals Corp. (“Raptor”) (see Note 8).

As of June 30, 2009 our accumulated deficit was $121.9 million. Without additional sources of cash, our existing working capital is not sufficient to meet the cash requirements necessary to fund our planned operating expenses and working capital requirements through December 31, 2009.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by completing the merger with Raptor, or securing additional funding through project financing, equity financing, a development partner or sale of assets. There can be no assurance that we will complete the merger or be able to obtain any sources of funding.

If we cannot complete the merger with Raptor in a timely manner, or otherwise obtain sufficient funding in the short-term, we may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take such actions.

(3) Reduction-in-Force

In an effort to conserve financial resources, on March 31, 2009 we reduced our work force to three employees. In connection with the reduction-in-force, a restructuring charge of $191,000 was recorded in the three months ended March 31, 2009. The restructuring charge is included in operating expenses in the statement of operations and is comprised of $85,000 of research and development expense and $106,000 of general and administrative expense, and all amounts have been paid at June 30, 2009.

(4) Comprehensive Loss

Statement of Financial Account Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income or loss and foreign currency translation adjustments, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(608)	$(7,450)	$(2,728)	$(11,343)
Foreign currency translation adjustments	—	—	—	210

Comprehensive loss	$(608)	$(7,450)	$(2,728)	$(11,133)

(5) Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Net loss per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the periods presented. Net loss per share assuming dilution is computed on the basis of the weighted-average number of common shares outstanding and the dilutive effect of all common stock equivalents. For the three and six month periods ended June 30, 2009 and 2008, there is no difference between basic and diluted net loss per share attributable to common stockholders because the effect of common stock equivalents outstanding during the periods, including stock options, restricted stock units and warrants, is antidilutive.

(6) Note Payable

In April 2009 we repaid the outstanding balance on a note payable that we entered into during 2008. The total payoff of the note was $3.1 million. At the time of the payoff, unamortized debt issuance costs and unamortized debt discount equaled $34,000 and $42,000, respectively. The debt payoff was accounted for as a debt extinguishment, therefore the unamortized debt issuance costs and debt discount were recorded as a loss on the early extinguishment of debt on the statement of operations.

(7) Commitments and Contingencies

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of Axonyx Inc. (the predecessor legal entity to TorreyPines) common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and our former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009 an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs.

(8) Subsequent Event

In connection with preparation of the financial statements, and in accordance with the adoption of Statement of Financial Accounting Standards No. 165, “Subsequent Events”, we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 11, 2009, the date of issuance of these financial statements. On July 28, 2009 we announced that we had entered into a definitive merger agreement with Raptor. Under the terms of the agreement, which were unanimously approved by the boards of directors of Raptor and TorreyPines, upon closing, Raptor will be merged with and into a wholly-owned subsidiary of TorreyPines. TorreyPines will issue, and Raptor stockholders will receive, shares of TorreyPines common stock such that Raptor stockholders will own approximately 95% and TorreyPines stockholders will own approximately 5% of the combined company. In addition, at closing, TorreyPines will implement a reverse stock split to ensure compliance with NASDAQ listing requirements; the exact size of the reverse stock split will be determined at or shortly before closing. Closing of the merger is subject to customary conditions and contingent upon a vote of approval by both TorreyPines’ and Raptor’s stockholders at their respective meetings of stockholders, expected to take place in the fourth quarter of 2009.

In connection with the merger described herein, TorreyPines expects to file a registration statement on Form S-4, which shall include a joint proxy statement/prospectus, with the U.S. Securities Exchange Commission (“SEC”) and any other necessary regulatory filings. Depending on the review process of the regulatory agencies, the companies currently expect the merger to close in the fourth quarter of 2009. Upon closing the transaction, the combined company’s shares are expected to trade on the NASDAQ Capital Market.

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

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Part II, Item 1A, and other documents we file with the SEC, including the registration statement on Form S-4 we expect to file with the SEC in connection with the pending merger with Raptor. All forward-looking statements included in this report are based on information available to us as of the date hereof, and, unless required by law, we assume no obligation to update any such forward-looking statement.

Overview

Proposed Merger with Raptor Pharmaceuticals Corp.

On July 27, 2009, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Raptor, a publicly traded biopharmaceutical company, and ECP Acquisition Corp., a new wholly-owned subsidiary of ours. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Raptor will merge with and into ECP Acquisition Corp., with Raptor as the surviving corporation, becoming a wholly-owned subsidiary of ours. As a result of the merger, each outstanding share of Raptor capital stock will be converted into the right to receive shares of our common stock. Under the terms of the Merger Agreement, we will issue, and Raptor stockholders will be entitled to receive, in a tax-free exchange, shares of our common stock such that Raptor stockholders will own approximately 95% of the combined company on a pro forma basis and our stockholders will own approximately 5%.

The merger is subject to customary closing conditions, including approval by our stockholders of the issuance of our common stock in the merger. We anticipate the merger will be completed in the fourth quarter of 2009. The Merger Agreement contains certain termination rights for both us and Raptor, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay certain of the other party’s expenses, up to $250,000.

Most, if not all, of our business immediately following the merger will be the business conducted by Raptor immediately prior to the merger, and most if not all of the descriptions of our business in this Quarterly Report on Form 10-Q, as well as the trends and risks that apply to our business, will change from those described herein based on our business to date and otherwise may no longer be applicable to us. In addition, because of the pending merger with Raptor and the other strategic transactions we are pursuing as described above, we believe our historical operating results are not indicative of future results.

We cannot assure you that we will close the pending merger with Raptor in a timely manner or at all. Our consideration and completion of the merger is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business may suffer due to uncertainty; and risks inherent in negotiating and completing any transaction.

Company Overview

We are a biopharmaceutical company that has been committed to providing patients with better alternatives to existing therapies through the development and commercialization of small molecule compounds. Our goal is to develop versatile product candidates each capable of treating a number of diseases and disorders characterized by moderate to severe pain, including acute migraine, migraine prophylaxis and chronic pain, such as neuropathic pain. Due to our current financial condition, we have been exploring strategic alternatives, including the proposed merger with Raptor, in order to continue the development of our two ionotropic glutamate receptor antagonist product candidates. If we are unable to complete the merger with Raptor, we may be unable to continue as a going concern and may be forced to cease operations, seek protection under the provisions of the U.S. Bankruptcy Code or liquidate and dissolve.

Our two ionotropic glutamate receptor antagonists, NGX426 and tezampanel, are clinical stage product candidates. NGX426 and tezampanel competitively block the binding of glutamate at the glutamate receptors, specifically the AMPA and kainate receptor subtypes. While normal glutamate levels are essential, excess glutamate has been implicated in a number of diseases and disorders. NGX426 and tezampanel are the first glutamate receptor antagonists with this combined binding activity to be tested in humans.

NGX426 is an orally bioavailable prodrug of tezampanel that is ready to enter Phase II testing. In clinical trials, NGX426 has been shown to rapidly convert to tezampanel, the active moiety. In December 2008 we announced that a single dose of NGX426 administered to healthy male adults demonstrated a statistically significant reduction in spontaneous pain, hyperalgesia (abnormally increased pain state) and allodynia (pain resulting from normally non-painful stimuli to the skin) compared to placebo following injection under the skin of capsaicin in an experimental model of pain. We also completed two additional Phase I trials in healthy volunteers to evaluate the safety and tolerability of NGX426 given in either a single dose or given once daily for five consecutive days.

Tezampanel, the active parent compound of NGX426, has been shown to be safe and well tolerated in more than 500 healthy subjects and patients in single and multiple doses. Three Phase I and six Phase II clinical trials have been completed and all six Phase II trials demonstrated the analgesic effect of tezampanel across a variety of pain models. In the largest of the Phase II trials, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache in 306 migraineurs. We held a successful end of Phase II meeting with the U.S. Food and Drug Administration (“FDA”) on September 29, 2008. Following the Phase II meeting, the FDA agreed that a Phase III program for tezampanel in acute migraine may be initiated.

These clinical data suggest that both NGX426 and tezampanel have potential therapeutic utility in treating moderate to severe acute pain, including acute migraine, migraine prophylaxis and chronic pain, such as neuropathic pain. In order to pursue further clinical development of NGX426 and tezampanel, we will need to secure project financing, equity financing, or a development partner.

Going Concern and Management’s Plan

On July 27, 2009 we entered into the Merger Agreement with Raptor.

Our independent registered public accounting firm included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

We have incurred net losses since inception and as of June 30, 2009 have an accumulated deficit of $121.9 million. Based on our operating plan, our existing cash and cash equivalents will only fund our operations into the third quarter, and possibly into the fourth quarter, of 2009. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by completing the merger with Raptor or securing additional funding through project financing, equity financing, a development partner or sale of assets. There can be no assurance that we will complete the merger or be able to obtain any sources of funding.

If we cannot complete the merger with Raptor in a timely manner, or otherwise obtain sufficient funding in the short-term, we may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be forced to take such actions.

Financial Overview

Revenue

All of our revenue to date has been derived from license and option fees, research funding from our strategic alliance agreements or the sale of our research programs. We will continue to seek partners or acquirers for all of our product candidates.

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

General and Administrative

General and administrative expense consists primarily of salaries and consultant costs related to the performance of executive, finance, accounting, business development, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

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

Comparison of the Three Months Ended June 30, 2009 and 2008

The following table summarizes the significant components of our results of operations for the three months ended June 30, 2009 and 2008, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended June 30,
	2009	2008	$ Change	% Change
Revenue	$280	$1,212	$(932)	(77)%
Research and development expense	61	5,491	(5,430)	(99)%
General and administrative expense	742	1,751	1,009	(58)%
Interest income	2	113	(111)	(98)%
Interest expense	11	110	99	(90)%
Other income (expense), net	(76)	(1,423)	1,347	95%

Revenue. Revenue decreased to $0.3 million for the three months ended June 30, 2009 from $1.2 million for the same period in 2008. The decrease of $0.9 million was due to the conclusion of our Alzheimer’s disease genetics collaboration agreement with Eisai Co., Ltd., or Esai, in September 2008, partially offset by the sale of our GSM program and rights to certain non-core technology assets. During 2009 we recorded no revenue associated with our Alzheimer’s disease genetics collaboration agreement with Eisai, compared to three months of revenue for the quarter ended June 30, 2008.

Research and development expense. Research and development decreased to $61,000 for the three months ended June 30, 2009 from $5.5 million for the same period in 2008. The $5.4 million decrease was attributable to a decrease in research expense of $1.2 million and a decrease in development expense of $4.2 million.

The decrease in research expense is due to the conclusion of our GSM collaboration agreement with Eisai in February 2008 and the conclusion of our Alzheimer’s disease genetics collaboration agreement with Eisai in September 2008. In September 2008 we initiated a strategic restructuring under which we transitioned from a discovery and development company to a development-only company. As a result, we did not incur research expenses during the three months ended June 30, 2009.

During the second quarter of 2009 we had no ongoing clinical development studies. The decrease in development expense is the result of a lack of working capital and is specifically due to decreased clinical development activities for tezampanel, NGX424 and NGX267 in the three months ended June 30, 2009 compared to the same period of 2008.

General and administrative expense. General and administrative expense decreased to $0.7 million for the three months ended June 30, 2009 from $1.8 million for the same period in 2008. The $1.0 million decrease was due to decreased personnel costs and related expenses and decreased professional services costs for the three months ended June 30, 2009 compared to the same period of 2008.

Interest income. Interest income decreased to $2,000 for the three months ended June 30, 2009 from $113,000 for the same period in 2008. The decrease of $111,000 was due to a lower average cash and cash equivalents balance during the second quarter of 2009 compared to the second quarter of 2008.

Interest expense. Interest expense decreased to $11,000 for the three months ended June 30, 2009 from $110,000 for the same period in 2008. The $99,000 decrease is due to the April 2009 payoff of our note payable.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2009 is comprised of a loss on extinguishment of debt of $76,000. Other income (expense), net for the three months ended June 30, 2008 is comprised of a loss on the fair value of our investment in OXIS International, Inc. of $1,258,000 and a loss on extinguishment of debt of $165,000.

Comparison of the Six Months Ended June 30, 2009 and 2008

The following table summarizes the significant components of our results of operations for the six months ended June 30, 2009 and 2008, in thousands, together with the change in such items in dollars and as a percentage.

	For the Three Months Ended June 30,
	2009	2008	$ Change	% Change
Revenue	$280	$3,258	$(2,978)	(91)%
Research and development expense	916	10,751	(9,835)	(91)%
General and administrative expense	2,010	3,199	(1,189)	(37)%
Interest income	10	330	(320)	(97)%
Interest expense	56	257	(201)	(78)%
Other income (expense), net	(36)	(724)	688	95%

Revenue. Revenue decreased to $0.3 million for the six months ended June 30, 2009 from $3.3 million for the same period in 2008. The decrease of $3.0 million was due to the conclusion of our Alzheimer’s disease genetics collaboration agreement with Eisai in September 2008, partially offset by the sale of our GSM program and rights to certain non-core technology assets. During 2009 we recorded no revenue associated with our Eisai Alzheimer’s disease genetics collaboration agreement with Eisai compared to six months of revenue for the six month period ended June 30, 2008.

Research and development expense. Research and development decreased to $0.9 million for the six months ended June 30, 2009 from $10.8 million for the same period in 2008. The $9.8 million decrease was attributable to a decrease in research expense of $2.9 million and a decrease in development expense of $6.9 million.

The decrease in research expense is due to the conclusion of our GSM collaboration agreement with Eisai in February 2008 and the conclusion of our Alzheimer’s disease genetics collaboration agreement with Eisai in September 2008. In September 2008 we initiated a strategic restructuring under which we transitioned from a discovery and development company to a development-only company. As a result, we did not incur research expenses during the six months ended June 30, 2009.

During the first six months of 2009 we had no ongoing clinical development studies. The decrease in development expense is the result of a lack of working capital and is specifically due to decreased clinical development activities for tezampanel, NGX424 and NGX267 in the six months ended June 30, 2009 compared to the same period of 2008.

General and administrative expense. General and administrative expense decreased to $2.0 million for the six months ended June 30, 2009 from $3.2 million for the same period in 2008. The $1.2 million decrease was due to decreased personnel costs and related expenses and decreased professional services costs for the six months ended June 30, 2009 compared to the same period of 2008.

Interest income. Interest income decreased to $10,000 for the six months ended June 30, 2009 from $330,000 for the same period in 2008. The decrease of $320,000 was due to a lower average cash and cash equivalents balance during the first six months of 2009 compared to the same period of 2008.

Interest expense. Interest expense decreased to $56,000 for the six months ended June 30, 2009 from $257,000 for the same period in 2008. The $201,000 decrease is due to the April 2009 payoff of our note payable.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2009 is comprised of a loss on extinguishment of debt of $76,000 offset by a gain on disposal of property and equipment of $41,000. Other income (expense), net for the six months ended June 30, 2008 is comprised of a loss on the fair value of our investment in OXIS International, Inc. of $559,000 and a loss on extinguishment of debt of $165,000.

Liquidity and Capital Resources

Since inception we have funded our operations primarily through sales of our equity securities, payments under our research agreements, debt financings and interest income. Through June 30, 2009, we had received approximately $68.0 million in net proceeds from the sale of equity securities, $47.4 million in payments under our research agreements, $22.4 million from debt issuances, and $5.5 million in interest income. In addition, as a result of a business combination we completed in October 2006, we received $46.5 million of cash.

At June 30, 2009, we had cash and cash equivalents of $1.2 million as compared to $10.9 million at December 31, 2008. The cash balance at June 30, 2009 is $9.7 million lower than the balance at December 31, 2008 due largely to the current quarter operating loss and repayments of debt.

We believe we have sufficient funds to enable us to meet our ongoing working capital requirements through the completion of the merger with Raptor. For a further discussion of the risks related to the availability of cash to fund our future operations, please see “Risk Factors.”

We have been and are continuing to explore financing and strategic alternatives, including the merger with Raptor, as well as a possible project financing, equity financing, or a partnership in order to continue the development of our two ionotropic glutamate receptor antagonist product candidates. The Merger Agreement with Raptor includes significant limitations on the financing alternatives we may pursue without obtaining Raptor’s consent. If we are unable to complete the merger with Raptor, or a financing or strategic transaction during 2009, we will likely be unable to continue as a going concern and may be forced to file for bankruptcy, cease operations or liquidate and dissolve the Company.

If we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish potentially valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one and a half years or less. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2009 and 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on its investments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June  30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Several lawsuits were filed against us in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and our former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and our former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 27, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009 an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs.

Item 1A.	Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including the registration statement on Form S-4 we expect to file with the SEC in connection with the pending merger with Raptor, before you decide to buy or maintain an investment in our common stock. As discussed above, we have entered into a Merger Agreement with ECP Acquisition Corp. and Raptor pursuant to which Raptor will merge with and into ECP Acquisition Corp., with Raptor as the surviving corporation, becoming a wholly-owned subsidiary of ours. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition and results of operations would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 27, 2009.

Risks Related to Our Business

*We may not be able to complete the merger with Raptor, and failure to do so could adversely affect our business.

We cannot assure you that we will close the pending merger with Raptor in a timely manner or at all. Our consideration and completion of the merger is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while the closing of the merger is pending; that our business may suffer due to uncertainty; and risks inherent in negotiating and completing any transaction. In particular, one condition to the closing of the merger is that we must have “Net Cash” (as defined in the Merger Agreement) upon the closing of the merger greater than $0. While we have and will continue to expend substantial effort to limit our expenses and preserve our remaining cash, unforeseen liabilities or expenses, in some cases over which we have no control, may arise that could make satisfaction of this closing condition difficult or impossible. If we do not close the merger with Raptor, our board of directors may elect to attempt to complete another strategic transaction similar to the merger or otherwise, or may determine that we should file for bankruptcy, cease operations or liquidate and dissolve the Company.

*We may not be able to continue as a going concern. We will need substantial additional funds to continue operations, which the merger with Raptor may not provide and which we may not be able to raise on favorable terms, or at all.

We will need substantial additional funds in order to initiate any further preclinical studies and clinical trials and to fund our development operations. Our independent registered public accounting firm has included an explanatory paragraph in their report on our 2008 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern. We believe that our cash and cash equivalents, which were approximately $1.2 million at June 30, 2009, will only fund our operations, independent of the merger with Raptor, at least through the completion of the merger with Raptor. Although we intend that the merger with Raptor will enable us to have sufficient funds to continue as a going concern, there is no assurance that the combined entity will have sufficient capital to fund our operations or be able to complete a financing or corporate transaction, either on favorable terms or at all. If the merger is not completed and we are unable to complete a financing or strategic transaction, we do not expect to be able to continue as a going concern and may be required to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in these risk factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are able to obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to intellectual property or product candidates that we would otherwise seek to develop or commercialize ourselves this may have a material adverse effect on our business, results of operations, financial condition or cash flow.

*We may need to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have incurred net operating losses every year since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $121.9 million and have been unable to raise the necessary capital to continue our existing operations. We are currently working to complete our proposed merger with Raptor and are evaluating our strategic alternatives with respect to our remaining product candidates. We cannot assure our stockholders that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to settle our obligations to our creditors or if we are unable to consummate the merger with Raptor or a strategic transaction with respect to our remaining product candidates we would likely need to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, we might realize significantly less value from our assets than their carrying values on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares. Our Board of Directors approved a Plan of Liquidation and Dissolution on May 19, 2009. We previously convened a special meeting of our stockholders to consider the Plan of Liquidation and Dissolution which our Board of Directors cancelled in connection with our execution of the Merger Agreement. In the event we are unable to complete the merger with Raptor, it is likely that we will seek protection under the provisions of the U.S. Bankruptcy Code or, if our Board of Directors calls another special meeting of our stockholders to consider the Plan of Liquidation and Dissolution and our stockholders approve the Plan of Liquidation and Dissolution, liquidate in a voluntary dissolution under Delaware law.

*We are seeking to maximize the value of our assets, and address our liabilities and raise additional capital for our existing business. We are attempting to pursue asset out-licenses, asset sales, mergers or similar strategic transactions with respect to our remaining product candidates. We may be unable to satisfy our liabilities and can provide no assurances that we can be successful in completing the merger with Raptor or executing a strategic transaction with respect to our remaining product candidates.

Due to our financial position, we are unable to initiate further preclinical studies or clinical trials. We are actively working to complete the merger with Raptor and are considering strategic alternatives with respect to our remaining product candidates, with the goal of maximizing the value of those assets. There are substantial challenges and risks which will make it difficult to successfully implement any of these opportunities. Even if we decide to pursue a strategic transaction with respect to our remaining product candidates, we may be unable to do so on acceptable terms, if at all. In the event we are unable to complete the merger with Raptor and are unable to complete a strategic transaction with respect to our remaining product candidates, we may be forced to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code.

Stockholders should recognize that in our efforts to address our liabilities and fund future operations and development of our product candidates, if we are unable to complete the merger with Raptor we may pursue strategic alternatives that result in our stockholders having little or no continuing interest in our assets as stockholders or otherwise. In such circumstances we will continue to evaluate our alternatives in light of our cash position, including the possibility that we may need to liquidate in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code.

*We are currently not in compliance with NASDAQ rules regarding the minimum bid price or the minimum required stockholders’ equity and are at risk of being delisted from the NASDAQ Global Market, which could prevent us from completing the merger with Raptor and may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

We received a NASDAQ staff deficiency letter dated August 21, 2008 indicating that, for the prior 30 consecutive days, the bid price for our common stock had closed below the minimum bid price of $1.00 per share as required for continued inclusion of the NASDAQ Global Market under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we had 180 calendar days to regain compliance with the minimum bid price requirement of $1.00 per share. In addition, as of March 25, 2009, the market value of our publicly held shares was less than $5 million, which is the minimum market value of publicly held shares required for continued listing under the NASDAQ Global Market’s Marketplace Rules. However, NASDAQ temporarily suspended, through July 20, 2009, the application of the continued listing requirements related to minimum bid price and minimum market value of publicly held shares for listing on the NASDAQ Global Market. Assuming the suspension is not extended, we will have until November 19, 2009, to regain compliance with the minimum bid price requirement of $1.00 per share. If we do not regain compliance by the end of such period, and do not elect or are unable to transfer to the NASDAQ Capital Market, NASDAQ will provide written notification that our common stock will be delisted, after which we may appeal the staff determination to the NASDAQ Listing Qualifications Panel if we so choose.

In addition, as of December 31, 2008 our stockholders’ equity was less than $10 million, which is the minimum required stockholders’ equity for continued listing on the NASDAQ Global Market. On March 31, 2009 we received a letter from the Listing Qualifications Department of NASDAQ notifying us that based on our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we do not comply with the minimum stockholders’ equity requirement of $10 million for continued listing on The NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4450(a)(3). We provided a plan to regain compliance with the minimum stockholder’s equity requirement to NASDAQ and we were granted an extension through July 14, 2009 to gain compliance. On July 14, 2009 we received a letter from the Listing Qualifications Staff of The NASDAQ Stock Market notifying us that we did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5450(b)(1)(A). We requested a hearing before the NASDAQ Listing Qualifications Panel to review the Staff determination to delist our common stock. The request for a hearing stayed the Staff determination to delist our common stock until the Panel renders a determination following the hearing. The hearing is scheduled for August 20, 2009.

If following the NASDAQ Listing Qualifications Panel hearing, we have not been granted additional time to regain compliance with the NASDAQ listing requirements, we expect that we would be delisted from the NASDAQ Global Market. One of the conditions to the completion of the merger with Raptor is that we continue to be listed on either the NASDAQ Capital Market or, if agreed to by Raptor, the NASDAQ Global Market, as of the closing of the merger. If we are delisted from the NASDAQ Global Market, we would be unable to complete the merger without Raptor’s waiver of this listing condition, which we do not expect Raptor would grant. Following any such delisting, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NASDAQ Global Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ markets, which could have a material adverse effect on the liquidity of our common stock. If our common stock is delisted from the

NASDAQ Global Market, there may be a limited market for our stock, trading in our stock may become more difficult and our share price could decrease even further. In addition, if our common stock is delisted, our ability to raise additional capital may be impaired.

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

In addition, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on the NASDAQ Stock Market. However, if we are delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock was considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure stockholders that trading in our securities will not be subject to these or other regulations in the future.

We, through a wholly-owned subsidiary, entered into employment agreements with each of our key executives that may require material payments in connection with their continued service with us following the closing of the merger.

As part of the execution of the Merger Agreement, we, through our subsidiary TPTX, Inc., entered into second amended and restated employment agreements with each of our three key executive officers which agreements would become effective upon the closing of the merger and would remain effective through February 28, 2010 unless sooner terminated. Pursuant to the amended and restated employment agreements, each of the executives will continue to receive his or her current base salary through February 28, 2010, and the executives would also be eligible for certain incentive payments related to strategic transactions that may be completed with respect to NGX426. The payments related to these employment agreements (excluding the possible incentive payments) will reduce our “Net Cash” at the closing of the Merger.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay further, reduce or eliminate our development programs or commercialization efforts.

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

We do not anticipate that we will generate significant continuing revenue for several years, if at all. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or strategic partnerships and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that our immediate funding needs or future additional funding needs will be available on acceptable terms, or at all. If the near term funds that we need to continue operations do not become available, we may be required to cease operations, seek protection under the provisions of the U.S. Bankruptcy Code or liquidate and dissolve.

*We may have difficulty, or may be unable to, restart our clinical development programs or if the merger with Raptor is completed our successor board of directors and management may choose to abandon these programs.

In the second quarter of 2009 we suspended all clinical and preclinical work on our clinical stage product candidates, NGX426 and tezampanel. In addition, on March 31, 2009 we terminated all but three employees. In order to restart the clinical and preclinical work for NGX426 and tezampanel, we will need to hire the appropriate employees or consultants. If we are unable to identify and retain such individuals it will be difficult to restart the program. Additionally, we have incurred delays created by suspension of work on the program and will need to re-engage third parties to prepare materials and conduct the necessary clinical and preclinical work. We may not be successful in restarting our clinical programs. Furthermore, if the merger with Raptor is completed, Raptor’s current board of directors and management will succeed our current Board of Directors and management. In such case, we will have no control over these development programs and our successor board of directors and management may choose to divest such programs or abandon them altogether.

*Our product candidates are at an early stage of development. We cannot be certain that any of our product candidates will be successfully developed, receive regulatory approval, or be commercialized.

We have two product candidates, both at an early stage of development and we do not have any products that are commercially available. Our two ionotropic glutamate receptor antagonists, NGX426 and tezampanel are clinical stage product candidates. We will need to perform additional development work and conduct further preclinical testing and clinical trials for both product candidates before we can seek the regulatory approvals necessary to begin commercial sales.

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

There is no certainty that the safety and efficacy results of our Phase I trial of NGX426 in a capsaicin induced pain model announced in December 2008 or of our Phase IIb clinical trial for tezampanel in acute migraine announced in October 2007 are predictive of results in subsequent trials or are meaningful indicators of the safety and efficacy of the compounds. We will be required to perform additional clinical testing in order to obtain regulatory approval of our product candidates and the results of such additional clinical testing may not replicate what has been demonstrated to date regarding the safety and efficacy. Additionally, further testing may not result in data that supports regulatory approval.

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

The success of our product candidates may also be limited by the incidence and severity of any adverse events or undesirable side effects. Additionally, any regulatory approval to market a product may be subject to the imposition by such regulatory agency of limitations on the indicated uses. These limitations may reduce the size of the market for the product. If we fail to commercialize one or more of our current product candidates, our business, results of operations, financial condition, and prospects for future growth may be materially and adversely affected.

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

We cannot predict whether we will encounter problems with any of our future clinical trials that will cause us or regulatory authorities to delay or suspend our clinical trials, or delay the analysis of data from such clinical trials. Any of the following factors could delay the clinical development of our product candidates:

•	discussions with the FDA or comparable foreign authorities regarding the scope or design of one or more clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical trial sites selected for participation in a clinical trial;

•	delays or slower than anticipated enrollment of participants into clinical trials;

•	lower than anticipated retention rate of participants in clinical trials;

•	need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	inadequate supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

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

The FDA may not accept any or all of the efficacy endpoints and they may ultimately decide that the endpoints are inadequate to demonstrate the statistically significant efficacy levels required for regulatory approval. Our failure to adequately demonstrate the safety and efficacy of our product candidates would jeopardize our ability to achieve regulatory approval for, and ultimately to commercialize, the product candidates.

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

We have licensed rights to product candidates NGX426 and tezampanel from Eli Lilly and Company, or Eli Lilly. Eli Lilly has rights of termination under the license agreement, which if exercised would adversely affect our business.

In April 2003, we entered into an agreement with Eli Lilly to obtain an exclusive license from Eli Lilly to their ionotropic glutamate receptor antagonist assets NGX426 and tezampanel. Pursuant to the license agreement we have obligations to make payments to Eli Lilly under the agreement and to use commercially reasonable efforts to develop and commercialize the product candidates, including achievement of specified development events within specified timeframes. Eli Lilly may terminate the agreement for uncured material breach of the agreement by us, including any breach of our development and commercialization obligations. If Eli Lilly were to terminate the agreement, we would lose rights to the ionotropic glutamate receptor antagonist product candidates, and our business would be adversely affected.

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for future collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. None of our product candidates have been manufactured on a commercial scale. We and our third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in clinical trials and regulatory submissions, in the commercialization of product candidates or, if any product candidate is approved, in the recall or withdrawal of the product from the market. Our inability to enter into or maintain agreements with capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenue and could prevent us from achieving profitability.

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

To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenue are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable and the price of our common stock may be negatively affected.

NGX426 and tezampanel belong to a new class of compounds. There are no compounds in this class that have received regulatory approval for any indication. Therefore, we do not know whether our product candidates will yield commercially viable products or receive regulatory approval.

NGX426 and tezampanel are ionotropic glutamate receptor antagonists of the AMPA and kainite subtype. They are part of a new class of compounds that block the binding of glutamate to AMPA and kainite receptors and, in turn, stop the transmission of pain signals. NGX426 and tezampanel may represent a novel approach to the treatment of numerous pain and non-pain diseases and disorders. There are currently no approved products that are ionotropic glutamate receptor antagonists of the AMPA and kainite subtype. As a result, we cannot be certain that NGX426 and tezampanel will result in commercially viable drugs.

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

If we fail to attract and keep key management, we may be unable to develop or commercialize our product candidates successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our senior management team could delay or prevent the commercialization of our product candidates. We employ these individuals on an at-will basis and their employment can be terminated by us or such employees at any time, for any reason and with or without notice, subject to the terms contained in their respective employment agreements and offer letters.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting and related expense and expend significant management efforts. We will need to hire additional accounting and financial staff to satisfy the on-going requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, SEC or other regulatory authorities.

We are a defendant in a class action lawsuit which, if determined adversely, could have a material adverse affect on us.

A class action securities lawsuit was filed against us, as described under “Part II, Item 1—Legal Proceedings.” We are defending against this action vigorously; however, we do not know what the outcome of the proceedings will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our key management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. We have purchased liability insurance, however, if any costs or expenses associated with the litigation exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and stock price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	our issued patents may not be valid or enforceable;

•	we may not develop additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business.

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

If any of our product candidates receive regulatory approval, the FDA and foreign regulatory authorities may still impose significant restrictions on the uses or marketing of the product candidates or impose on-going requirements for post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continuing review and periodic inspections. If previously unknown problems with a product or its manufacturing facility are discovered, a regulatory agency may impose restrictions on that product, us, or our partners, including requiring withdrawal of the product from the market. Our product candidates will also be subject to on-going FDA requirements for submission of safety and other post-market information. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect us:

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

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our results of operations.

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

Our development processes involve the controlled use of hazardous materials, including chemicals and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our development and production efforts.

Risks Related to Our Common Stock

*Our stock price has been, and is expected to continue to be, volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•

announcements related to developments involving the merger with Raptor and Raptor’s business, including developments relating to Raptor’s product candidates and their clinical or preclinical trial results;

•	the results of any future trials of our or Raptor’s product candidates;

•	the results of preclinical studies of our or Raptor’s product candidates;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to the approval of our or Raptor’s product candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our or Raptor’s intellectual property rights;

•	general and industry-specific economic conditions that may affect our development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our or Raptor’s product candidates;

•	issues in manufacturing our or Raptor’s product candidates or any approved products;

•	the loss of key employees by us or Raptor;

•	the introduction of technological innovations or new commercial products by our or Raptor’s competitors;

•	failure of any of our or Raptor’s product candidates, if approved, to achieve commercial success;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

*Our management has broad discretion over the use of our cash and, while management has expended significant effort to preserve cash, we may not use our remaining cash effectively, which could adversely affect our results of operations.

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

We scheduled a Special Meeting of Stockholders on July 9, 2009 for our stockholders to vote on the liquidation and dissolution of the company pursuant to a Plan of Liquidation and Dissolution of the company. The meeting was adjourned until July 16, 2009 and again until July 30, 2009 in order to permit further solicitation of proxies to approve the Plan of Dissolution. In connection with our signing of the Merger Agreement with Raptor on July 27, 2009 we cancelled the Special Meeting of Stockholders.

Item 6.	Exhibits

Number	Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on July 25, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement No. 333-136018 filed with the Securities and Exchange Commission on August 25, 2006).

2.3	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among Raptor Pharmaceuticals Corp., TorreyPines Therapeutics, Inc., a Delaware corporation, and ECP Acquisition, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant’s common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

4.2	Form of Warrant to Purchase Common Stock issued to previous holders of TPTX, Inc. redeemable convertible preferred stock in connection with the business combination between TorreyPines Therapeutics, Inc. and Axonyx, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.3	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000).

Number	Exhibits

4.4	Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K, filed on January 12, 2004).

4.5	Registration Rights Agreement dated as of May 3, 2004, between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2004).

4.6	Form of Warrant issued to Comerica Bank on July 1, 2003 (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.7	Form of Warrant issued to Silicon Valley Bank on December 8, 2000 (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.8	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.9	Rights Agreement, dated as of May 13, 2005, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2005).

4.10	Amendment to Rights Agreement, dated as of June 7, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 12, 2006).

4.11	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K, filed on June 17, 2008).

4.12	Amendment to Rights Agreement, dated as of October 3, 2006, between the Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

4.13	Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between TorreyPines and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company) (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

4.14	Reference is made to Exhibits 3.1 through 3.6.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2009

TorreyPines Therapeutics, Inc.

By: /s/ Evelyn A. Graham

Evelyn A. Graham Chief Executive Officer (Principal Executive Officer)

By: /s/ Craig Johnson

Craig Johnson Vice President, Finance Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)