Form 10-Q/A
period 2009-11-30
Raptor Pharmaceutical Corp
filed 2010-01-15
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for  the fiscal quarter ended November 30, 2009 of Raptor Pharmaceutical Corp. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2009 (the “Original Quarterly Report”).  This Amendment amends the disclosure in (i) Part I, Item 1, “Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended November 30, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to November 30, 2009” of the Original Quarterly Report to correct four typographical errors contained therein, and (ii) Part II, Item 4, “Submissions of Matters to a Vote of Security Holders” of the Original Quarterly Report to include updated disclosure regarding the Company’s results of its Annual Meeting of Stockholders held on September 28, 2009.

Except as set forth above, this Amendment does not amend, modify or update any other disclosures or Item presented in the Original Quarterly Report.  Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Quarterly Report or amend, modify or update those disclosures or Items, including exhibits to the Original Quarterly Report affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

RAPTOR PHARMACEUTICAL CORP.

Table of Contents
		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2009 (unaudited) and August 31, 2009	2
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended November 30, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to November 30, 2009	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended November 30, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to November 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4	Controls and Procedures	46
Part II - Other Information
Item 1	Legal Proceedings	47
Item 1A	Risk Factors	47
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3	Defaults Upon Senior Securities	65
Item 4	Submission of Matters to a Vote of Security Holders	65
Item 5	Other Information	66
Item 6	Exhibits	66
SIGNATURES		68

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

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the three month periods from		For the cumulative period from September 8, 2005
	September 1, 2009 to November 30, 2009	September 1, 2008 to November 30, 2008	(inception) to November 30, 2009
Cash flows from operating activities:
Net loss	$(2,938,672)	$(2,458,998)	$(24,817,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	25,803	116,518	1,240,830
Consultant stock-based compensation exp.	65,200	12,993	472,813
Amortization of intangible assets	37,124	34,626	282,332
Depreciation of fixed assets	17,169	21,996	368,110
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	(25,466)	(79,560)	(132,519)
Intangible assets	-	-	(150,000)
Deposits	-	-	(100,207)
Accounts payable	488,620	74,158	1,102,197
Accrued liabilities	(287,792)	29,080	163,556
Deferred rent	496	91	391
Net cash used in operating activities	(2,617,518)	(2,249,096)	(21,189,727)
Cash flows from investing activities:
Purchase of fixed assets	(3,303)	(3,592)	(479,653)
Cash acquired in 2009 Merger	581,395	-	581,394
Net cash from investing activities	578,092	(3,592)	101,741
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	17,386,000
Proceeds from the exercise of common stock warrants	56,020	-	6,565,520
Proceeds from the exercise of common stock options	4,750	-	13,448
Fundraising costs	(557,358)	(20,296)	(2,012,679)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(965)	(770)	(9,495)
Net cash provided by (used in) financing activities	(497,553)	(21,066)	22,252,794
Net increase (decrease) in cash and cash equivalents	(2,536,979)	(2,273,754)	1,164,808
Cash and cash equivalents, beginning of period	3,701,787	7,546,912	-
Cash and cash equivalents, end of period	$1,164,808	$5,273,158	$1,164,808
Supplemental disclosure of non-cash financing activities:
Common stock and warrants issued in connection with reverse merger	$4,415,403	$-	$4,415,403
Acquisition of equipment in exchange for capital lease	$-	$14,006	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
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

On September 29, 2009, upon the closing of the merger with RPC (as discussed further in the Note 9, Issuance of Common Stock), RPC’s stockholders exchanged each share of RPC’s common stock into .2331234 shares of the post-merger company and the exercise prices and stock prices were divided by .2331234 to reflect the post-merger equivalent stock prices and exercise prices. Therefore, all shares of common stock and exercise prices of common stock options and warrants are reported in these condensed consolidated financial statements on a post-merger basis.

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

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to NGX 426 will not be amortized until the product is developed.  During the three months ended November 30, 2009 and 2008 and the cumulative period from September 8, 2005 (inception) to November 30, 2009, the Company amortized $37,124, $34,624, and $282,332, respectively, of intangible assets to research and development expense.

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

In connection with the merger and subject to the same conversion factor as the RPC common stock (.2331234), the combined company assumed all of RPC’s stock options and warrants outstanding at the time of the merger. The combined company also retained and/or retained the Company’s stock options and warrants outstanding at the merger, subject to the same adjustment factor as described above to give effect to the 1 for 17 reverse split.

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
	-21-

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) WARRANTS
The table reflects the number common stock warrants outstanding as of November 30, 2009:

	Number of
	shares exercisable	Exercise price		Expiration date
Summary of outstanding warrants:
Issued in lieu of deferred legal fees	13,987	$2.57		2/13/2011
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to PIPE investors in May / June 2008	299,564	$3.86		5/21/2010
Issued to placement agents in May / June 2008	465,816	$2.36		5/21/2013
Issued to PIPE investors in August 2009	869,113	$2.57/$3.22	*	8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	9,271	$87.71	**	7/1/2010 to 9/26/2015
Total warrants outstanding	2,020,793	$3.07	**

*	First year exercisable at $2.57; second year exercisable at $3.22

**	Average exercise price

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

All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Quarterly Report to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason. -27-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Research and development expenses include the following: (in $ millions)

	Estimated	Cumulative from September 8, 2005 (inception)
Major Program (stage of development)	Next 12 Months	Through November 30, 2009	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008
DR Cysteamine — All Indications (clinical)	7.8	6.2	1.2	1.0
ConviviaTM (clinical)	0.1	2.2	0.1	0.2
HepTideTM (preclinical)	0.1	1.6	—	0.1
NeuroTransTM (preclinical)	—	0.3	—	—
WntTideTM (preclinical)	—	0.4	0.1	—
Minor or Inactive Programs	—	0.7	—	—
R & D Personnel and Other Costs Not Allocated to Programs	2.0	5.4	0.5	0.5
Total Research & Development Expenses	10.0	16.8	1.9	1.8

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Estimated	Cumulative from September 8, 2005 (inception)
Major Program (stage of development)	Next 12 Months	Through November 30, 2009	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008
DR Cysteamine — All Indications (clinical)	0.10	0.20	—	0.04
ConviviaTM (clinical)	0.01	0.12	0.03	—
HepTideTM (preclinical)	0.04	0.23	0.06	—
NeuroTrans TM (preclinical)	0.03	0.16	0.01	0.01
WntTide TM (preclinical)	0.01	0.06	—	—

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
                None.

Item 3.        Defaults Upon Senior Securities.
               None.

Item 4.        Submission of Matters to a Vote of Security Holders.

 The following items were submitted for stockholder vote at our annual meeting, held on September 28, 2009 (and such numbers reflect pre-split, pre-2009 Merger numbers):

The total number of shares voted in person or by proxy was 11,806,554 out of 15,999,058 (73.79%) shares issued and outstanding on the record date of August 27, 2009.

The following directors were nominated to our board of directors: *

Name of nominee	Number of shares voted FOR	Number of shares WITHHELD
Peter Davis, Ph.D.	11,648,071	158,483
Steven H. Ferris, Ph.D.	11,641,500	165,054
Evelyn Graham and	11,656,966	149,588
Steven Ratoff	11,661,450	145,104

(1) A proposal to approve the issuance of our common stock and the resulting change in control pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of July 27, 2009, by and among us, ECP Acquisition, Inc. and Raptor Pharmaceuticals Corp.

Number of shares voted FOR: 8,158,645
Number of shares voted AGAINST: 208,772
Number of shares ABSTAINING: 1,268
Broker non-votes:** 3,437,869

(2) A proposal to approve an amendment to our certificate of incorporation effecting the reverse stock split at one of seventeen reverse split ratios: 1-for-10, 1-for-11, 1-for-12, 1-for-13, 1-for-14, 1-for-15, 1-for-17, 1-for-20, 1-for-25, 1-for-30, 1-for-35, 1-for-40, 1-for-45, 1-for-50, 1-for-55, 1-for-60 or 1-for-70.

Number of shares voted FOR: 8,137,488
Number of shares voted AGAINST: 230,276
Number of shares ABSTAINING: 920
Broker non-votes:** 3,437,870

(3) A proposal to approve an amendment to our certificate of incorporation to change our corporate name from “TorreyPines Therapeutics, Inc.” to “Raptor Pharmaceutical Corp.”

Number of shares voted FOR: 8,160,136
Number of shares voted AGAINST: 206,977
Number of shares ABSTAINING: 1,572
Broker non-votes:** 3,437,869

(5) A proposal to approve any motion to adjourn our annual meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of each of Proposal Nos. 1, 2 and 3, above.

Number of shares voted FOR: 8,131,716
Number of shares voted AGAINST: 227,577
Number of shares ABSTAINING: 9,391
Broker non-votes:** 3,437,870

* Each of Peter Davis, Ph.D., Steven H. Ferris, Ph.D., Evelyn Graham and Steven Ratoff, were nominated to our board of directors at our annual meeting. Immediately after the consummation of the 2009 Merger, the following persons were appointed to our board of directors: Christopher M. Starr, Ph.D., Erich Sager, Raymond W. Anderson, Richard L. Franklin, M.D., Ph.D. and Llew Keltner, M.D., Ph.D., and at such time, each of Peter Davis, Ph.D., Steven H. Ferris, Ph.D., Evelyn Graham and Steven Ratoff resigned from our board of directors.

** Broker non-votes had the same effect as “AGAINST” votes for Proposal Nos. 2 and 3. For Proposal Nos. 1 and 5, broker non-votes had no effect and were not counted towards the vote total.

Item 5.     Other Information.
                      None.

Item 6. Exhibits Exhibit Index
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
Date:  January 15, 2010

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 15, 2010

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