Form 10-Q
period 2010-02-28
Raptor Pharmaceutical Corp
filed 2010-04-09
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

For the quarterly period ended February 28, 2010
[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 000-25571

Raptor Pharmaceutical Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA 94949
(Address of principal executive offices) (Zip Code)

(415) 382-8111
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [  ]    No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No [X]

There were 22,580,365 shares of the registrant’s common stock, $.001 par value per share, outstanding at April 4, 2010.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2010

Table of Contents
		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of February 28, 2010 (unaudited) and August 31, 2009	2
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended February 28, 2010 and 2009	3
	Unaudited Condensed Consolidated Statements of Operations for the six month periods ended February 28, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to February 28, 2010	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended February 28, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to February 28, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4	Controls and Procedures	50
Part II - Other Information
Item 1	Legal Proceedings	51
Item 1A	Risk Factors	51
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3	Defaults Upon Senior Securities	69
Item 4	(Removed and Reserved)	69
Item 5	Other Information	69
Item 6	Exhibits	70
SIGNATURES		72

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28, 2010	August 31, 2009
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$4,572,919	$3,701,787
Prepaid expenses and other	149,234	107,054
Total current assets	4,722,153	3,808,841

Intangible assets, net	3,589,292	2,524,792
Goodwill	3,275,403	-
Fixed assets, net	113,699	144,735
Deposits	100,206	100,206
Total assets	$11,800,753	$6,578,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$949,749	$613,577
Accrued liabilities	520,013	451,243
Common stock warrant liability	2,959,400	-
Deferred rent	1,097	-
Capital lease liability – current	4,475	4,117
Total current liabilities	4,434,734	1,068,937

Capital lease liability - long-term	4,345	6,676
Total liabilities	4,439,079	1,075,613

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized 22,580,365 and 17,857,555 shares issued and outstanding as at February 28, 2010 and
August 31, 2009, respectively	22,580	17,858
Additional paid-in capital	36,337,280	27,364,286
Deficit accumulated during development stage	(28,998,186)	(21,879,183)
Total stockholders’ equity	7,361,674	5,502,961
Total liabilities and stockholders’ equity	$11,800,753	$6,578,574

(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2009.

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three month periods from
	December 1, 2009 to February 28, 2010	December 1, 2008 to February 28, 2009

Revenues:	$-	$-

Operating expenses:
General and administrative	981,272	604,574
Research and development	2,162,004	1,653,854
Total operating expenses	3,143,276	2,258,428

Loss from operations	(3,143,276)	(2,258,428)

Interest income	7,145	8,185
Interest expense	(811)	(595)
Adjustment to fair value of common stock warrants	(1,043,389)	-
Net loss	$(4,180,331)	$(2,250,838)

Net loss per share:
Basic and diluted	$(0.19)	$(0.16)

Weighted average shares
outstanding used to compute:
Basic and diluted	21,622,108	14,087,658

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the six month periods from		For the cumulative period from September 8, 2005 (inception) to February 28, 2010
	September 1, 2009 to February 28, 2010	September 1, 2008 to February 28, 2009

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,988,848	1,264,263	8,945,088
Research and development	4,095,339	3,474,253	18,969,623
In-process research and dev.	-	-	240,625
Total operating expenses	6,084,187	4,738,516	28,155,336

Loss from operations	(6,084,187)	(4,738,516)	(28,155,336)

Interest income	10,409	29,963	312,312
Interest expense	(1,836)	(1,281)	(111,773)
Adjustment to fair value of common stock warrants	(1,043,389)	-	(1,043,389)
Net loss	$(7,119,003)	$(4,709,834)	$(28,998,186)

Net loss per share:
Basic and diluted	$(0.35)	$(0.33)

Weighted average shares
outstanding used to compute:
Basic and diluted	20,062,776	14,081,218

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the six month periods from		For the cumulative period from September 8, 2005
	September 1, 2009 to February 28, 2010	September 1, 2008 to February 28, 2009	(inception) to February 28, 2010
Cash flows from operating activities:
Net loss	$(7,119,003)	$(4,709,834)	$(28,998,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	53,005	225,291	1,268,032
Consultant stock-based compensation exp.	70,680	22,795	478,294
Fair value adjustment of common stock warrants	1,043,389	-	1,043,389
Amortization of intangible assets	75,500	69,249	320,708
Depreciation of fixed assets	35,986	45,766	386,926
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	57,257	(4,602)	(49,796)
Intangible assets	-	-	(150,000)
Deposits	-	-	(100,206)
Accounts payable	336,172	213,429	949,748
Accrued liabilities	(612,061)	(47,648)	(160,713)
Deferred rent	1,097	183	992
Net cash used in operating activities	(6,057,978)	(4,185,371)	(24,630,187)
Cash flows from investing activities:
Purchase of fixed assets	(3,303)	(6,075)	(479,653)
Cash acquired in 2009 Merger	581,395	-	581,395
Net cash provided by (used in) investing activities	578,092	(6.075)	101,742
Cash flows from financing activities:
Proceeds from the sale of common stock	7,495,116	-	24,881,116
Proceeds from the exercise of common stock warrants	56,020	-	6,565,520
Proceeds from the exercise of common stock options	6,348	-	15,048
Fundraising costs	(1,204,493)	(35,848)	(2,659,816)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,973)	(1,621)	(10,504)
Net cash provided by (used in) financing activities	6,351,018	(37,469)	29,101,364
Net increase (decrease) in cash and cash equivalents	871,132	(4,228,915)	4,572,919
Cash and cash equivalents, beginning of period	3,701,787	7,546,912	-
Cash and cash equivalents, end of period	$4,572,919	$3,317,997	$4,572,919
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$1,916,011	$-	$8,549,583
Common stock and warrants issued in connection with reverse merger	$4,415,403	$-	$4,415,403
Acquisition of equipment in exchange for capital lease	$-	$14,006	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
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

On July 28, 2009, the Company and ECP Acquisition, Inc., a Delaware corporation, the Company’s then-wholly-owned subsidiary, herein referred to as merger sub, entered into an Agreement and Plan of Merger and Reorganization, herein referred to as the 2009 Merger Agreement, with Raptor Pharmaceuticals Corp. (“RPC”), a Delaware corporation. On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, pursuant to a stock-for-stock reverse triangular merger, herein referred to as the 2009 Merger, merger sub was merged with and into RPC and RPC survived such 2009 Merger as the Company’s wholly-owned subsidiary. Immediately prior to such 2009 Merger and in connection therewith, the Company effected a 1-for-17 reverse stock split of its common stock and changed its corporate name from “TorreyPines Therapeutics, Inc.” to “Raptor Pharmaceutical Corp.”

As a result of the 2009 Merger and in accordance with the 2009 Merger Agreement, each share of RPC’s common stock outstanding immediately prior to the effective time of the 2009 Merger was converted into the right to receive 0.2331234 shares of our common stock, on a post 1-for-17 reverse-split basis. Each option and warrant to purchase RPC’s common stock outstanding immediately prior to the effective time of the 2009 Merger was assumed by the Company at the effective time of the 2009 Merger, with each share of such common stock underlying such options and warrants being converted into the right to receive 0.2331234 shares of the Company’s common stock, on a post 1-for-17 reverse split basis, rounded down to the nearest whole share of the Company’s common stock. Following the 2009 Merger, each such option or warrant has an exercise price per share of the Company’s common stock equal to the quotient obtained by dividing the per share exercise price of such common stock subject to such option or warrant by 0.2331234, rounded up to the nearest whole cent.

Immediately following the effective time of the 2009 Merger, RPC’s (as of immediately prior to the 2009 Merger) stockholders owned approximately 95% of the Company’s outstanding common stock and the Company’s (as of immediately prior to the 2009 Merger) stockholders owned approximately 5% of the Company’s outstanding common stock.

RPC, the Company’s wholly-owned subsidiary, was the “accounting acquirer,” and for accounting purposes, the Company was deemed as having been “acquired” in the 2009 Merger.  The board of directors and officers that managed and operated RPC immediately prior to the effective time of the 2009 Merger became the Company’s board of directors and officers.  Additionally, following the effective time of the 2009 Merger, the business conducted by RPC immediately prior to the effective time of the 2009 Merger became primarily the business conducted by the Company.

                      The following reflects the Company’s current, post 2009 Merger corporate structure (State of Incorporation):

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

TPTX, Inc. (Delaware)     Raptor Pharmaceuticals Corp. (Delaware)

                                                 |                                                 |

              Raptor Therapeutics Inc. (Delaware)        Raptor Discoveries Inc. (Delaware)
               (f/k/a  Bennu Pharmaceuticals Inc.)          (f/k/a Raptor Pharmaceutical Inc.)

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins, while its clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease.  Raptor also has two clinical stage product candidates in which the Company is seeking to out-license or form a development partnership: ConviviaTM for the potential

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

treatment of aldehyde dehydrogenase (“ALDH2”) deficiency; and Tezampanel and NGX426, a non-opioid solution designed to treat chronic pain. Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently, in collaboration with Roche, undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. Raptor is also examining Tezampanel and NGX426, for the treatment of thrombotic disorder. The Company’s fiscal year end is August 31.

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

See the section titled “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., Raptor Therapeutics Inc., and TPTX, Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), August 1, 2007 and April 24, 2000, respectively. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through February 28, 2010, the Company had accumulated losses of approximately $29.0 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at February 28, 2010 will be sufficient to meet the Company’s obligations into the third calendar quarter of 2010. The Company is currently in the process of negotiating strategic partnerships and collaborations in order to fund its preclinical and clinical programs into 2011. The Company is also reviewing a few equity and debt financing proposals to provide potential funding beginning in the second calendar quarter of 2010. If the Company is not able to obtain funds that provide significant additional capital for it in the next two months, either through a strategic transaction or through the sale of its equity or debt, it may not be able to continue as a going concern.  Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements for the years ended August 31, 2009 and 2008. The October 27, 2009 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.

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

	For the three month periods ended February 28,
	2010			2009
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(973,941)	$(3,206,390)	$(4,180,331)	$(808,819)	$(1,442,019)	$(2,250,838)
Total assets	829,051	10,971,702	11,800,753	945,233	5,354, 210	6,299,443

	For the six month periods ended February 28,
	2010			2009
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(1,966,258)	$(5,152,745)	$(7,119,003)	$(1,605,161)	$(3,104,673)	$(4,709,834)
Total assets	829,051	10,971,702	11,800,753	945,233	5,354, 210	6,299,443

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

(j) Common Stock Warrant Liabilities

The warrants the Company issued in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under Accounting Standards Codification or ASC Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period end.

(k) Marking-to-Market

The common stock warrants issued in the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in its condensed consolidated statements of operations.

(l) Income Taxes

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

(m) Research and Development

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

(n) In-Process Research and Development

Prior to September 1, 2009, the Company recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually.  Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. The Company reviews each product candidate acquisition to determine the existence of in-process research and development.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (o) Net Loss per Share

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

	February 28,
	2010	2009
Warrants to purchase common stock	5,843,302	3,090,814
Options to purchase common stock	1,191,534	954,227
Total potentially dilutive securities	7,034,836	4,045,041

(p) Stock Option Plan

Effective September 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Accounting for Compensation Arrangements, (“ASC 718”) (previously listed as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment) in accounting for its 2006 Equity Incentive Plan, as amended. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, (“ASC 505-50”) (previously listed as Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). See Note 8, Stock Option Plans, for further discussion of employee stock-based compensation.

(q) Recent Accounting Pronouncements

In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements (“ASC 820”) (previously listed as SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of ASC 820 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007; therefore, the Company adopted ASC 820 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of ASC 820, the Company adopted the provisions of ASC 820 for its non-financial assets and non-financial liabilities on September 1, 2009 and has determined that it had no material impact on the Company’s results for the three and six months ended February 28, 2010. See Note 5, Fair Value Measurement, regarding the disclosure of the Company’s value of its cash equivalents.

In February 2007, the FASB issued ASC Topic 825, Financial Instruments, (“ASC 825”) (previously SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115), which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, the Company adopted ASC 825 as of September 1, 2008. The Company has determined that ASC 825 had no material impact on its financial results for the three and six months ended February 28, 2010.

In June 2007, the EITF reached a consensus on ASC Topic 730, Research and Development, (“ASC 730”) (previously EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities). ASC 730 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. ASC 730 was effective for fiscal years beginning

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

after December 15, 2007, and early adoption is not permitted; therefore, the Company adopted ASC 730 as of September 1, 2008. The Company has determined that ASC 730 had no material impact on its financial results for the three and six months ended February 28, 2010.

In December 2007, the EITF reached a consensus on ASC Topic 808, Collaborative Agreement (“ASC 808”) (previously EITF 07-01, Accounting for Collaborative Arrangements).  ASC 808 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. ASC 808 is effective for fiscal years beginning after December 15, 2008. As a result, ASC 808 is effective for the Company as of September 1, 2009.  Based upon the nature of the Company’s business, ASC 808 could have a material impact on the Company’s financial position and consolidated results of operations in future years, but had no material impact for the three and six months ended February 28, 2010.

In December 2007, the FASB issued ASC Topic 805, Business Combinations, (“ASC 805”) (previously SFAS 141(R)) and FASB ASC Topic 810, Consolidation (“ASC 810”) (previously SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51).  These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. ASC 805 requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in ASC Topic 420, Exit and Disposal Cost Obligations (previously SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. ASC 805 is required to be adopted concurrently with ASC 810 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal 2010). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.   See Note 9 which reflects the accounting treatment of the 2009 Merger utilizing these provisions.

In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”) (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted ASC 815 on December 1, 2008 and has determined that ASC 815 had no material impact on its financial results for the three and six months ended February 28, 2010.

In May 2008, the FASB released ASC Topic 470, Debt (“ASC 470”) (previously FASB Staff Position APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, the Company adopted ASC 470 as of September 1, 2009. The Company has determined that ASC 470 had no material impact on its condensed consolidated financial statements for the three and six months ended February 28, 2010.

In June 2008, the FASB issued FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) (previously EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock).  ASC 815 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company adopted ASC 815 as of September 1, 2009 and has determined that ASC 815 had no material impact on the Company’s condensed consolidated statement of operations for the three and six months ended February 28, 2010.

In April 2008, the FASB issued ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) (previously FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted ASC 350 as of September 1, 2009 and has determined that ASC 350 had no material impact on the Company’s condensed consolidated financial statements for the three and six months ended February 28, 2010.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”) (previously SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted ASC 855 as of August 31, 2009 and anticipates that the adoption will impact the accounting and disclosure of future transactions. The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of February 28, 2010 through the day before the date that these condensed consolidated financial statements were included in the Company’s Quarterly Report on Form 10-Q and filed with the Securities and Exchange Commission (“SEC”).

ASC Topic 825, Financial Instruments, (“ASC 825”) (previously FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended February 28, 2010.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which has not yet been codified in the ASC. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard, however, it does not expect SFAS 167 will have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Standards (“ASC 105”) (previously SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162) (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in ASC 105 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 as of September 1, 2009; however, references to both current GAAP and the Codification are included in this filing. The Company has determined that this provision had no material impact on its condensed consolidated financial statements for the three and six months ended February 28, 2010.

            In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (“ASC 860”). The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The Company is currently assessing the impact of ASC 860 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

(3) INTANGIBLE ASSETS AND GOODWILL

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the consolidated balance sheets as of February 28, 2010 and August 31, 2009 based on the estimated fair value of its agreement with BioMarin.

On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc. (“Encode”), a privately held research and development company, which held the intellectual property license with UCSD. The intangible assets, recorded at approximately $2.6 million acquired in the merger with Encode, were primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholder.

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 9 below.

Intangible asset (IP license) related to the Encode merger, gross	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000
Intangible assets (out-license) related to the 2009 Merger, gross	240,000
In-process research and development (IP license) related to the 2009 Merger, gross	900,000
Total gross intangible assets	3,910,000
Less accumulated amortization	(320,708)

Intangible assets, net	$3,589,292

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to NGX 426, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the three and six months ended February 28, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to February 28, 2010, the Company amortized $38,375, $75,500, $34,625, $69,249 and $320,708, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the actual and estimated amortization expense for intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – actual	94,833
Fiscal year ending August 31, 2009 – actual	138,500
Fiscal year ending August 31, 2010 – estimate	141,000
Fiscal year ending August 31, 2011 – estimate	153,500
Fiscal year ending August 31, 2012 – estimate	153,500
Fiscal year ending August 31, 2013 – estimate	153,500
Fiscal year ending August 31, 2014 – estimate	153,500
Fiscal year ending August 31, 2015 – estimate	153,500

(4) FIXED ASSETS

Fixed assets consisted of:

Category	February 28, 2010	August 31, 2009	Estimated useful lives
Leasehold improvements	$113,422	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	83,740	80,437	3 years
Capital lease equipment	14,006	14,006	Shorter of life of asset or lease term

Total at cost	491,659	488,356
Less: accumulated depreciation	(377,960)	(343,621)

Total fixed assets, net	$113,699	$144,735

Depreciation expense for the three and six months ended February 28, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to February 28, 2010 was $18,817, $35,986, $24,087, $45,766 and $386,926, respectively. Accumulated depreciation on capital lease equipment was $6,105 and $3,951 as of February 28, 2010 and August 31, 2009, respectively.

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

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at February 28, 2010 and August 31, 2009 are summarized as follows:

Assets	Level 1	Level 2	Level 3	February 28, 2010
Fair value of cash equivalents	$4,329,813	$ —	$ —	$4,329,813

Total	$4,329,813	$ —	$ —	$4,329,813
Liabilities
Fair value of common stock warrants	$ —	$ —	$2,959,400	$2,959,400

Total	$ —	$ —	$2,959,400	$2,959,400

Assets	Level 1	Level 2	Level 3	August 31, 2009
Fair value of cash equivalents	$ 3,515,353	$ —	$ —	$ 3,515,353

Total	$ 3,515,353	$ —	$ —	$ 3,513,353

Cash equivalents represent the fair value of the Company’s investment in two money market accounts as of February 28, 2010 and August 31, 2009.

Marking-to-Market

The common stock warrants issued in the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in its condensed consolidated statements of operations.

On February 28, 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a loss of $1.0 million in the line item adjustment to fair value of common stock warrants in its condensed consolidated statement of operations.

Warrant liability in millions

Fair value at issuance date on December 23, 2009	$1.92
Adjustment to mark to market common stock warrants at February 28, 2010	1.04

Common stock warrant liability at fair value on February 28, 2010	$2.96

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	February 28, 2010	August 31, 2009
Salaries and benefits and other obligations related to 2009 Merger	$165,520	$—
Legal fees	146,742	195,552
Accrued vacation	66,701	38,109
Salaries and wages	60,065	10,500
Patent costs	40,000	57,351
Consulting — research and development	19,003	19,720
Auditing and tax preparation fees	13,070	21,000
2009 Merger joint proxy/prospectus	—	109,011
Other	8,912	-
Total accrued liabilities	$520,013	$451,243

(7) IN-PROCESS RESEARCH AND DEVELOPMENT

On October 17, 2007, the Company purchased certain assets of Convivia, Inc. (“Convivia”), including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. The Company issued an aggregate of 101,991 shares of its restricted, unregistered common stock to the seller and other third parties in settlement of the asset purchase. Pursuant to ASC Topic 730, Research and Development (previously Financial Accounting Standard (“FAS”) 2 Paragraph 11(c), Intangibles Purchased From Others), the Company has expensed the value of the common stock issued in connection with this asset purchase as in-process research and development expense. The amount expensed was based upon the closing price of Raptor’s common stock on the date of the closing of the asset purchase transaction of $2.359 per share multiplied by the aggregate number of shares of Raptor common stock issued or 101,991 for a total expense of $240,625 recorded on Raptor’s consolidated statement of operations during the year ended August 31, 2008.

(8) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718, as interpreted by ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock- based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three and six months ended February 28, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to February 28, 2010 was $27,202, $53,005, $108,773, $225,291 and $1,268,032, respectively, of which cumulatively $1,074,773 was included in general and administrative expense and $193,259 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%

Quarter ended November 30, 2006	5%	8 years	100%	10%

Quarter ended February 28, 2007	5%	8 years	100%	10%

Quarter ended May 31, 2007	5%	8 years	100%	10%

Quarter ended August 31, 2007	4%	8 years	100%	10%

Quarter ended November 30, 2007	3.75%	8 years	109%	10%

Quarter ended February 29, 2008	2%	8 years	119%	10%

Quarter ended May 31, 2008	2%	8 years	121%	10%

Quarter ended August 31, 2008	2.5%	8 years	128%	10%

Quarter ended November 30, 2008	1.5%	7 years	170%	10%

Quarter ended February 28, 2009	2.0%	7 years	220%	10%

Quarter ended May 31, 2009	2.6%	7 years	233%	10%

Quarter ended August 31, 2009	3.2%	7 years	240%	10%

Quarter ended November 30, 2009	3.0%	7 years	245%	10%

Quarter ended February 28, 2010	3.1%	7 years	55%	10%

*	Dividend rate is 0% for all period presented.

**
Stock-based compensation expense was recorded on the consolidated statements of operations commencing on the effective date of ASC 718, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the consolidated statements of operations, with no effect on the consolidated statements of operations, per the guidelines of APB Opinion No. 25. Consultant stock-based compensation expense has been recorded on the consolidated statements of operations since inception.

If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

During the three month period ended February 28, 2010, the Company changed its volatility calculation to reflect its historical trading commencing on September 30, 2009, which is the date the Company merged and started trading on NASDAQ.  The Company originally calculated volatility of its stock for Black-Scholes purposes commencing in June 2006, when it first began trading on the Over-the-Counter Bulletin Board.  The Company changed the volatility assumptions to better reflect its anticipated trading on NASDAQ.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and six months ended February 28, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to February 28, 2010 was $5,480, $70,680, $9,802, $22,795 and $478,293, respectively, of which cumulatively $118,919 was included in general and administrative expense and $359,374 was included in research and development expense.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2006 Equity Compensation Plan, as amended and the Company’s other stock option plans, is as follows:

		Weighted average		Weighted average
	Option shares	exercise price	Exercisable	fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.28
Granted	50,590	$3.43	34,959	$2.26
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(2,115)	$2.24	—	$2.24
Canceled	(5,606)	$376.53	—	$2.63
Outstanding at November 30, 2009	1,193,126	$17.30	1,109,737	$2.34
Granted	-	-	-	-
Exercised	(850)	$1.88	-	$1.76
Canceled	(742)	$1,559.50	-	$2.63
Outstanding at February 28, 2010	1,191,534	$16.35	1,035,521	$2.34

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of February 28, 2010 and 2009 were $107,997, $46,195, $3,750 and zero, respectively.

There were 2,949,410 options available for grant as of February 28, 2010 under the 2006 Equity Compensation Plan, as amended, under the stock option plans assumed in the 2009 Merger, and under the 2010 Equity Incentive Plan, which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. As of February 28, 2010, the options outstanding consisted of the following:

	Options outstanding			Options exercisable
		Weighted
		average remaining	Weighted average	Number of	Weighted average
Range of exercise prices	Number of options outstanding (#)	contractual life (yrs.)	exercise price ($)	options exercisable (#)	exercise price ($)
$0 to $1.00	34,969	9.13	.85	7,285	0.85
$1.01 to $2.00	75,769	8.69	1.55	45,897	1.54
$2.01 to $3.00	872,473	6.57	2.56	812,484	2.58
$3.01 to $4.00	94,146	9.62	3.64	59,178	3.84
$4.01 to $5.00	62,104	9.63	4.57	58,604	4.59
$5.01 to $1,564	52,073	5.00	316.43	52,073	316.43
	1,191,534	6.96	16.35	1,035,521	18.49

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           At February 28, 2010, the total unrecognized compensation cost was approximately $253,000. The weighted average period over which it is expected to be recognized is 2.75 years.

 (9) ISSUANCE OF COMMON STOCK

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the six month period ended February 28, 2010, the Company received $56,020 from the exercise of a warrant issued to a placement agent in the May/June 2008 private placement in exchange for the issuance of 23,744 shares of the Company’s common stock and the Company issued 7,680 shares of its common stock resulting from a cashless exercise of a warrant issued in 2007 in connection with the purchase of DR Cysteamine.  During the cumulative period from September 8, 2005 (inception) through February 28, 2010, the Company received $6.566 million from the exercise of warrants in exchange for the issuance of an aggregate of 3,576,454 shares.

During the six month period ended February 28, 2010, the Company received $6,348 from the exercise of stock options in exchange for 2,965 shares of the Company’s common stock.  For the cumulative period from September 8, 2005 (inception) through February 28, 2010, the Company received $15,044 from the exercise of stock options resulting in the issuance of 6,345 shares of common stock. Total common stock outstanding as of February 28, 2010 was 22,580,365 shares.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 46,625 shares of its restricted, unregistered common stock, an additional 46,625 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 23,312 shares of common stock valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 23,312 shares of restricted common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. Pursuant to ASC 730, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its condensed consolidated statement of operations for the year ended August 31, 2008.

MERGER OF RAPTOR’S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.

On December 14, 2007, the Company entered into a Merger Agreement (the “Encode Merger Agreement”), dated as of the same date, by and between the Company, its clinical development subsidiary and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Encode Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into the Company’s clinical development subsidiary. The existence of Encode ceased as of the date of the Encode Merger Agreement. Pursuant to the Encode Merger Agreement and the certificate of merger, the Company’s clinical development subsidiary, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Encode Merger Agreement, the Company issued 802,946 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

83,325 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 256,034 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of the Encode Merger Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 1,142,305 shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger with Encode. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value of the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Encode Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principal operations at the time of the merger, such as generating revenues from its drug product candidate.

As a result of the merger with Encode, the Company received the exclusive worldwide license to DR Cysteamine (“License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Huntington’s Disease and NASH.

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

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A PRIVATE PLACEMENT

During the period from May 21, 2008 through June 27, 2008, Raptor entered into a Securities Purchase Agreement, as amended (the “Purchase Agreement”), with 11 investors for the private placement of units of the Company, each unit comprised of one share of Raptor’s Common Stock and one warrant to purchase one half of one share of Raptor’s Common Stock, at a purchase price of $2.14 per unit. Pursuant to the Purchase Agreement, the Company sold an aggregate of 4,662,468 shares of Common Stock for aggregate gross proceeds of $10 million and issued to the investors warrants, exercisable for two years from the initial closing, which entitle the investors to purchase up to an aggregate of 2,331,234 shares of Common Stock of the Company and have an exercise price of either $3.22 or $3.86 per share, depending on when such warrants are exercised, if at all, and were valued at approximately $3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).

In connection with the May / June 2008 private placement, the Company issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of Common Stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon the proceeds of the sale of the units of the private placement. In connection with the sale of units, the Company issued placement agent warrants to purchase 489,559 shares of Raptor’s Common Stock at an exercise price of $2.36 per share for a five year term (valued at approximately $960,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 5 years and annual volatility 121.45%) and cash fees to placement agents totaling $700,000. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 438,890 shares of Raptor’s Common Stock and cash commission of $627,550. One of the Company’s Board members serves on the board of Limetree Capital.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 29, 2009, in order to reflect current market prices, Raptor notified the holders of warrants purchased in the May/June 2008 private placement that the Company was offering, in exchange for such warrants, new warrants to purchase its common stock at an exercise price of $1.29 per share, but only to the extent such exchange of the original warrants and exercise of the new warrants, including the delivery of the exercise price, occurred on or prior to July 17, 2009. The new warrants were valued at approximately $2.3 million based on the following Black-Scholes pricing model assumptions: risk-free interest rate 0.55%; expected term 1 year and annual volatility 231.97%. The warrants that were not exchanged prior to or on July 17, 2009 retained their original exercise prices of $3.86 per share and original expiration date of May 21, 2010. The Company received $2,614,500 of proceeds from warrant exercises that resulted in the issuance of 2,031,670 shares of Raptor’s common stock pursuant to the exchange described above.

On August 21, 2009, Raptor entered into a securities purchase agreement, with four investors for the private placement of units of the Company at a purchase price of $1.37 per unit, each unit comprised of one share of Raptor’s common stock, par value $0.001 per share and one warrant to purchase one half of one share of Raptor’s common stock. Pursuant to the securities purchase agreement, the Company sold an aggregate of 1,738,226 units to the investors for aggregate gross proceeds of $2,386,000. The 1,738,226 units are comprised of an aggregate of 1,738,226 shares of common stock and warrants to purchase up to 869,113 shares of Raptor’s common stock valued at $1.0 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 1.11%; expected term 2 years and annual volatility 240.29%). The warrants, exercisable for two years from the closing, entitle the investors to purchase, in the aggregate, up to 869,113 shares of Raptor’s common stock and have an exercise price of either $2.57 until the first anniversary of issuance or $3.22 per share after the first anniversary of issuance.

In connection with the August 2009 private placement, the Company issued warrants and a cash fee to Limetree Capital as its sole placement agent to compensate it for placing investors into the financing. Limetree Capital was issued warrants exercisable for 7% of common stock issued and issuable under the warrants issued to investors as part of the financing units and a 3.5% cash fee based upon the proceeds of the sale of the units of the August 2009 private placement. Limetree Capital was issued a five-year warrant to purchase 129,733 shares of Raptor’s Common Stock at an exercise price of $1.50 per share (valued at approximately $171,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.58%; expected term 5 years and annual volatility 240.29%) and cash commission of $59,360.

2009 MERGER AND NASDAQ LISTING

On September 29, 2009, the Company, formerly known as TorreyPines Therapeutics, Inc. (“TorreyPines”) and Raptor Pharmaceuticals Corp. (“RPC”) completed a reverse merger. The Company changed its name to “Raptor Pharmaceutical Corp.” and commenced trading on September 30, 2009 on the NASDAQ Capital Market under the ticker symbol “RPTP.”

In connection with the exchange of shares in the merger, immediately after the effective time of such merger, RPC and the Company’s stockholders owned 95% and 5% of the outstanding shares of the combined company, respectively. RPC stockholders received (as of immediately prior to such merger) 17,881,300 shares of the combined company’s common stock in exchange for the 76,703,147 shares of RPC’s common stock outstanding immediately prior to the closing of the merger. On September 29, 2009, immediately prior to the effective time of such merger, the Company’s board of directors, with the consent of RPC’s board of directors, acted to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock such that every 17 shares of the Company’s common stock outstanding immediately prior to the effective time of the merger would represent one share of the Company’s common stock. Due to the reverse stock split implemented by the Company, the 15,999,058 shares of the Company’s common stock outstanding immediately prior to the closing of the merger became 940,863 shares of the combined company’s common stock.

In connection with the merger and subject to the same conversion factor as the RPC common stock (.2331234), the combined company assumed all of RPC’s stock options and warrants outstanding at the time of the merger. The combined company also retained the Company’s stock options and warrants outstanding at the merger, subject to the same adjustment factor as described above to give effect to the 1 for 17 reverse split.

The combined company is headquartered in Novato, California and is managed by Christopher M. Starr, Ph.D., as Chief Executive Officer and director, Todd C. Zankel, Ph.D., as Chief Scientific Officer, Kim R. Tsuchimoto, C.P.A., as Chief Financial Officer, Ted Daley, as President of the clinical division and Patrice P. Rioux., M.D., Ph.D., as Chief Medical Officer of the clinical division.

There were a number of factors on which RPC’s board of directors relied in approving the merger, including having access to an expanded pipeline of product candidates and having development capabilities across a wider spectrum of diseases and

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

markets. Another primary reason for RPC’s board of directors’ decision to merge with TorreyPines was the benefit anticipated from the additional liquidity expected from having a NASDAQ trading market on which the combined company’s common stock could be listed. This liquidity benefit is the primary factor behind the goodwill recognized in the transaction (see below). The goodwill has been assigned to the Company’s clinical segment and is expected to be fully deductible for tax purposes. Below is a breakdown of the assets acquired and liabilities assumed in the merger described herein (in millions, except for %):

Asset Allocation	Value (millions)%
Cash and equivalents	$0.58	13
Other current assets	0.10	2
Accrued liabilities	(0.68)	(15)
Intangible assets:
In-process research & development	0.90	20
Licenses	0.24	6

Total identifiable assets	1.14	26
Plus Goodwill	3.28	74
Total net assets acquired	$4.42	100

Acquisition costs incurred by the Company related to the merger were approximately $0.6 million and were expensed as incurred. If the reverse merger had occurred on September 1, 2008, the Company’s revenues would have increased by approximately $1.5 million from fees earned by TorreyPines from the sale one of its programs in the quarter ended December 31, 2008, for total pro forma revenues of $1.5 million for the six months ended February 28, 2009. Net loss would have increased by approximately $2.5 million due to an increase of revenues of $1.5 million described above offset by $3.1 million of loss on impairment of purchased patents recognized by TorreyPines during the period plus $0.9 million in transaction costs and costs associated with obligations owed to the TorreyPines employees for a pro forma net loss of $7.2 million (or $(0.51) per share) for the six month period ended February 28, 2009.  For the three month period ended February 28, 2009 the Company’s revenues would have remained zero and the Company’s net loss and net loss per share would have remained $(2.3) million or $(0.16) per share.  If the reverse merger had occurred on September 1, 2009, the Company’s revenues would have remained zero for the six months ended February 28, 2010. Net loss for the six months ended February 28, 2010 would have increased by approximately $0.3 million due to the transaction costs which were accrued during the fiscal year ended August 31, 2009, for a pro forma net loss of $7.4 million or $(0.37) per share.  For the three month period ended February 28, 2010 the Company’s revenues would have remained zero and the Company’s net loss and net loss per share would have remained $(4.2) million or $(0.19) per share.

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A REGISTERED DIRECT OFFERING

On December 17, 2009, the Company entered into a Placement Agent Agreement with Ladenburg Thalmann & Co. Inc. as placement agent (the “Placement Agent”), relating to the issuance and sale to the Investors (as defined below) pursuant to a registered direct offering (the “Offering”) of up to 3,747,558  units (the “Units”), consisting of (i) 3,747,558 shares of the Company’s common stock, (ii) warrants to purchase an aggregate of up to 1,873,779 shares of the Company’s common stock (and the shares of common stock issuable from time to time upon exercise of such warrants) (the “Series A Warrants”), and (iii) warrants to purchase an aggregate of up to 1,873,779 shares of the Company’s common stock (and the shares of common stock issuable from time to time upon exercise of such warrants) (the “Series B Warrants,” and collectively with the Series A Warrants, the “Investor Warrants”).

The Placement Agent for the Offering received a placement fee equal to 6.5% of the gross cash proceeds to the Company from the Offering of the Units or $487,183 (excluding any consideration that may be paid in the future upon exercise of the Warrants), a warrant to purchase up to an aggregate of 74,951 shares of the Company’s common stock at $2.50 per share (valued at approximately $52,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and $25,000 in out-of-pocket accountable expenses.  The warrant issued to the Placement Agent has the same terms and conditions as the Investor Warrants except that the exercise price is 125% of the public offering price per share or $2.50 per share, and the expiration date is five years from the effective date of the Registration Statement.

In connection with the Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the “Purchase Agreement”), dated as of December 17, 2009, with 33 investors set forth

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on the signature pages thereto (collectively, the “Investors”) with respect to the Offering of the Units, whereby, on an aggregate basis, the Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and estimated net proceeds after commissions and expenses of approximately $6.9 million.  Each Unit consists of one share of the Company’s common stock, one Series A Warrant exercisable for 0.5 of a share of the Company’s common stock and one Series B Warrant exercisable for 0.5 of a share of the Company’s common stock. The shares of the Company’s common stock and the Warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  The Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%).  Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants are classified as liability, as discussed further below in Note 10.

The following is a summary of common stock outstanding as of February 28, 2010:
		Common Stock
Transaction	Date	Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – Nov. 2008	148,616
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670
PIPE	August 2009	1,738,226
Warrant exercises	September 2009	31,424
Shares issued in connection with reverse merger	September 2009	940,863
Stock option exercises	October 2009 – Jan. 2010	2,965
Registered direct financing	December 2009	3,747,558
Total shares of common stock outstanding		22,580,365

(10) WARRANTS
The table reflects the number common stock warrants outstanding as of February 28, 2010:
	Number of
	shares exercisable	Exercise price		Expiration date
Issued in lieu of deferred legal fees	13,987	$2.57		2/13/2011
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to PIPE investors in May / June 2008	299,564	$3.86		5/21/2010
Issued to placement agents in May / June 2008	465,816	$2.36		5/21/2013
Issued to PIPE investors in August 2009	869,113	$2.57/$3.22	*	8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	9,271	$87.71	**	7/1/2010 9/26/2015
Issued to registered direct investors in Dec. 2009	1,873,779	$2.45		6/22/2011
Issued to registered direct investors in Dec. 2009	1,873,779	$2.45		12/23/2014
Issued to placement agent in Dec. 2009	74,951	$2.50		12/23/2014
Total warrants outstanding	5,843,302	$2.66	**
*	First year exercisable at $2.57; second year exercisable at $3.22
**	Average exercise price -23-

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants the Company issued in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under Accounting Standards Codification or ASC Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period end.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants using the following assumptions:

Black-Scholes inputs	Series A at issuance December 23, 2009	Series A at quarter ended February 28, 2010	Series B at issuance December 23, 2009	Series B at quarter ended February 28, 2010	Placement agent at issuance December 23, 2009	Placement agent at quarter ended February 28, 2010

Stock price	$1.89	$2.27	$1.89	$2.27	$1.89	$2.27
Exercise price	$2.45	$2.45	$2.45	$2.45	$2.50	$2.50
Risk free interest rate	2.23%	2.39%	0.56%	0.57%	2.23%	2.39%
Volatility	49.28%	55.03%	49.28%	55.03%	49.28%	55.03%
Expected term in years	5	4.75	1.5	1.25	5	4.75
Dividend	0	0	0	0	0	0

(11) COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS WITH BIOMARIN

Pursuant to the terms of the asset purchase agreement the Company entered into with BioMarin Pharmaceutical Inc. (“BioMarin”) for the purchase of intellectual property related to the Company’s receptor-associated protein (“RAP”) based technology (including NeuroTrans™), the Company is obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

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

23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after it receives its first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (each, a “Major Market”).
11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company receives its second patent allowance on any patents which constitute part of the Purchased Assets different from the patent referenced in the immediately preceding paragraph above in a Major Market.

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

11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of a Successful Completion in a Major Market by the Company’s or its licensee of the second phase II human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding paragraph above).

23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee applies for approval to market and sell a Product in a Major Market for the indications for which approval is sought (“Marketing Approval”).

11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee applies for Marketing Approval in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding paragraph above).

46,625 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee obtains the first Marketing Approval for a Product from the applicable regulatory agency in a Major Market.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after the Company or its licensee obtains Marketing Approval for a Product from the applicable regulatory agency in a Major Market (other than the Major Market for which a distribution is made under the immediately preceding paragraph above).

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

CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE LICENSE

As a result of the merger between the Company’s clinical subsidiary and Encode, as discussed in Note 9 above, the Encode Securityholders are eligible to receive up to an additional 559,496 shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which the Company has fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal year ended August 31, 2009, the Company has fulfilled by spending approximately $4.1 million on such programs) pursuant to the License Agreement. To-date, the Company has paid $270,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

CONTRACTUAL OBLIGATIONS TO TPTX, INC. EMPLOYEES

Pursuant to the documents related to the 2009 Merger, including amended employment agreements with the TPTX, Inc. employees, who were former executives of TorreyPines prior to the merger, the Company was obligated to pay such former executives their salaries, benefits and other obligations through February 28, 2010, which obligations were extended through mid-April 2010.  The remaining obligations as of February 28, 2010 are approximately $166,000 in the aggregate.

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expired in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing the Company’s base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215, reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). In January 2010, the Company entered into a one year lease for a administrative offices in San Mateo, California for $2,655 per month.  During the three and six month periods ended February 28, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to February 28, 2010, the Company paid $34,597, $68,144, $30,736, $62,473 and $436,539, respectively, in rent.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2010	$79,164
September 1, 2010 to March 31, 2011	87,408

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

The future lease payments under the capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2010	$2,812
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	10,312
Less interest	(1,492)
Total current and long-term capital lease liability	$8,820

            Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three month period ended February 28, 2010, the Company maintained several contracts with research and clinical organizations to develop research assays and to assist with clinical research for Raptor’s cystinosis program.

The future commitments pursuant to the research agreement are as follows:

Period	Amount
March 1, 2010 through August 31, 2010	$1,246,491
September 1, 2010 to August 31, 2011	700,618

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three month period ended February 28, 2010, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis trial. The future commitments pursuant to this agreement are as follows:

Period	Amount
March 1, 2010 through August 31, 2010	$55,598
Fiscal year ending August 31, 2011	111,196
Fiscal year ending August 31, 2012	83,397

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FORMULATION / MANUFACTURING AGREEMENTS

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture DR Cysteamine for its cystinosis and Huntington's Disease programs. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. Also in July 2008, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. The future commitments pursuant to these contracts are as follows:

Period	Amount
March 1, 2010 through August 31, 2010	$1,364,783
Fiscal year ending August 31, 2011	245,777
Fiscal year ending August 31, 2012	67,439

(12) SUBSEQUENT EVENTS

The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of February 28, 2010 through the day before the date that the condensed consolidated financial statements were included in Company’s Quarterly Report on Form 10-Q and filed with the SEC.

Item 2.             Management’s Discussion and Analysis and Results of Operations.

FORWARD-LOOKING STATEMENTS

            In this Quarterly Report on Form 10-Q, in other filings with the Securities and Exchange Commission, or the SEC, and in press releases and other public statements by our officers throughout the year, we make or will make statements that plan for or anticipate the future. These “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, include statements about our future business plans and strategies, as well as other statements that are not historical in nature. These forward-looking statements are based on our current expectations.

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

All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements as of February 28, 2010, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp., TPTX, Inc., Raptor Discoveries Inc. (f/k/a Raptor Pharmaceutical Inc.), or Raptor Discoveries, and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.), or Raptor Therapeutics. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors.”

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

Preclinical Product Candidates

Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer. These preclinical platforms include the following:
•
Our receptor-associated protein, or RAP, platform consists of: HepTide™ for the potential treatment of primary liver cancer and hepatitis C; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier for treatment of a variety of neurological diseases.

•	Our mesoderm development protein, or Mesd, platform consists of WntTide™ for the potential treatment of breast cancer.

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

In June 2009, we commenced our Phase IIb clinical trial of DR Cysteamine in cystinosis, in which we enrolled nine cystinosis patients with histories of compliance using the currently available immediate-release form of cysteamine bitartrate. The clinical trial, which was conducted at the University of California at San Diego, or UCSD, evaluated safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of DR Cysteamine in patients. In November 2009, we released the data from the study which indicated improved tolerability and the potential to reduce total daily dosage and administration frequency compared to immediate-release cysteamine bitartrate. We had a post-Phase IIb meeting with the FDA at the end of January 2010, resulting in the FDA requesting that we submit a special protocol assessment application, or SPA, that would allow the FDA to review and approve the Phase III protocol in advance of conducting the pivotal Phase III trial.  We submitted our SPA to the FDA in early March 2010 and anticipate a definitive response from the FDA in the coming weeks.  While we await feedback from the FDA on our SPA, we are setting up several clinical sites in the U.S. and E.U. for our pivotal Phase III clinical study in cystinosis patients which we anticipate will commence in the second quarter of 2010. While we plan to commercialize DR Cysteamine in the U.S. by ourselves, we are actively negotiating with a potential development partner for DR Cysteamine for markets outside of the U.S.

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

The NASH trial entails six months of treatment followed by a six-month post-treatment monitoring period. Eligible patients with baseline ALT and aspartate aminotransferase or AST measurements at least twice that of normal levels were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of DR Cysteamine. The trial, now completed, had enrolled eleven NASH patients between 11-18 years old. No major adverse events were reported during the six-month treatment phase. Final data are being presented by UCSD clinicians in May 2010 at a clinical conference.  We are in early stages of discussions to co-develop or partner DR Cysteamine for the potential treatment of NASH and are reviewing the trial design for the next potential clinical trial in NASH.

Development of DR Cysteamine for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase II clinical trial investigating DR Cysteamine in HD patients, anticipated to begin in the second quarter of 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France are being set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto DR Cysteamine and all non-placebo patients continuing on DR Cysteamine for up to another 18 months.  The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS.  We were granted Orphan Drug Designation in the U.S. by the FDA for cysteamine as a potential treatment for HD in 2008 and are in the process of applying for Orphan Drug Designation in the E.U.

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

In 2008, we completed a Phase IIa dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of East Asian populations. We are actively seeking corporate partnerships with pharmaceutical companies in selected Asian countries to continue clinical development of ConviviaTM in those countries.  We are currently negotiating a license agreement with a company that plans on developing ConviviaTM in Taiwan and Korea.

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

We are currently seeking out-licensing partners for the migraine and pain programs and no development costs will be incurred for further development of these indications.

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

In preclinical studies of our radio-labeled HepTideTM (a variant of RAP), HepTideTM, our proprietary drug-targeting peptide was shown to distribute predominately to the liver. Radio-labeled HepTideTM, which was tested in a preclinical research model of HCC at the National Research Council in Winnipeg, Manitoba, Canada, showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTideTM in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTideTM delivery to other tissues and organs.

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

In June 2009, we entered into a collaboration and licensing agreement with F. Hoffman — La Roche Ltd. and Hoffman—La Roche Inc., or Roche, to evaluate therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™. Under the terms of the agreement, Roche has funded studies of select molecules attached to NeuroTrans™. The agreement provides Roche with an exclusive worldwide license to NeuroTrans™ for use in the delivery of diagnostic and therapeutic molecules across the blood-brain barrier. Roche’s and our scientists are actively collaborating on the project. We have received an initial upfront payment for the collaboration to cover our portion of the initial studies, and may earn development milestone payments and royalties in exchange for the licensing of NeuroTrans™ to Roche.

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

WntTide™ is our proprietary, Mesd-based peptide that we are developing as a potential therapeutic to inhibit the growth and metastasis of tumors over-expressing LRP5 or LRP6. We have licensed the use of Mesd from Washington University for the potential treatment of cancer and bone density disorders.

In April 2009, Washington University conducted a preclinical study of WntTide™ in a breast cancer model which showed tumor inhibition. The results of this study were presented at the 2nd Annual Wnt Conference in Washington, D.C., in June 2009 and have been published in the peer-reviewed publication, the Proceedings of the National Academy of Sciences, on March 1, 2010. We are currently planning another breast tumor preclinical model study with researchers at Washington University in the continued development of WntTide™.

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

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of August 31, 2009 by spending approximately $4.1 million on such programs) pursuant to the License Agreement. To-date, we have paid $270,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Application of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial position.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements.

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

Common Stock Warrant Liabilities

The warrants we issued in our December 2009 equity financing contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under Accounting Standards Codification or ASC Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants as liabilities and will mark them to fair value at each period end.

Marking-to-Market

The common stock warrants issued in the our December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in our condensed consolidated statements of operations.

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

In-Process Research and Development

Prior to September 1, 2009, the Company recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually.  Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. The Company reviews each product candidate acquisition to determine the existence of in-process research and development.

Stock-Based Compensation

In February 2010, our Board of Directors approved, and in March 2010 our stockholders approved, our 2010 Equity Incentive Plan, or the 2010 Plan, to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan.  Our board of directors has determined not to make any new grants under any of our former plans, but rather under the new 2010 Plan.

In May 2006, Raptor Pharmaceuticals Corp.’s stockholders approved the 2006 Equity Compensation Plan, as amended, referred to herein as the 2006 Plan. The 2006 Plan’s term is ten years and allows for the granting of options to employees, directors and consultants.  Effective as of the effective time of the 2009 Merger, we assumed the outstanding stock options of Raptor Pharmaceuticals Corp. granted under the 2006 Plan. Such assumed options are subject to the terms of the 2006 Plan and, in each case, are also subject to the terms and conditions of an incentive stock option agreement, non-qualified stock option agreement or other option award, as the case may be, issued under such 2006 Plan. Prior to the 2009 Merger, and subject to it becoming effective, our board of directors adopted the 2006 Plan such that the 2006 Plan became an equity incentive plan of ours after the 2009 Merger.  Typical option grants under the 2010 and 2006 Plans are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date on the relevant stock market or exchange and vest over four years as follows: 6/48ths on the six month anniversary of the date of grant; and 1/48th per month thereafter.

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC ,Topic 718, Accounting for Compensation Arrangements, or ASC 718 (previously listed as Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment), and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

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

For the three month period ended February 28, 2010, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 3.1%; 7 year expected life; 55% volatility; 10% turnover rate; and 0% dividend rate.

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

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. Stock options issued to consultants are accounted for in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50 (previously listed as Emerging Issues Task Force, or EITF Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

           On November 10, 2005, the FASB issued ASC 718 (previously listed as FASB Staff Position, or FSP, No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards). ASC 718 provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool, or the APIC pool.
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

Results of Operations

Three months ended February 28, 2010 and 2009

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the three months ended February 28, 2010 increased by approximately $377,000 compared to the same period of the prior year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Additional proxy expenses regarding 2009 Merger	178
Patent application expenses for preclinical product candidates	133
Expenses related to drug stability and maintenance of records for pain program	67
Legal expenses for clinical trial agreements and licenses	63
Additional administrative consulting for Dutch subsidiary	36
Additional accounting and professional fees regarding 2009 Merger	23
Travel for clinical business development	11
Additional rent and office expenses for satellite office	11
Benefits for CMO hired in April 2009	11
New Board member fees appointed in September 2009	10
Decrease in preclinical travel	(4)
Reduction of preclinical administrative consulting	(5)
Assets fully depreciated in 2009	(6)
Reduction of D&O insurance limits	(7)
No recruiting fees in Q1 2010	(7)
Ending of benefits for employee voluntary termination in Oct. 2009	(14)
Reduction of clinical patent expenses	(14)
Increase in overhead allocation to R&D	(41)
Three-year stock options no longer expensed	(68)
General and Administrative variance Quarter to Date Second Quarter 2010 vs. Second Quarter 2009	377

Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the three months ended February 28, 2010 increased by approximately $508,000 over the prior year primarily due to:
Reason for Variance	Variance in $ Thousands
Manufacture of DR Cysteamine for cystinosis and Huntington’s clinical trials	250
CRO fees incurred preparing for Phase III cystinosis trial and for close out of Phase IIb cystinosis clinical trial	247
Clinical costs for Phase IIb cystinosis trial and preparing for Phase III cystinosis trial	146
Hiring of CMO in April 2009	85
Increase in allocation of G&A overhead expenses to R&D	41
Travel by CMO hired in April 2009	27
NeuroTrans issued patent costs	17
Three-year stock options no longer expensed	(16)
Employee voluntarily terminated in Oct. 2009	(22)
Reduction of preclinical R&D consultants	(27)
No HepTide or WntTide materials in 2010	(67)
No HepTide or WntTide preclinical studies in 2010	(78)
Reduction of R&D consultants replaced by CMO and Director of Program Mgmt.	(95)
Research and Development variance Quarter to Date Second Quarter 2010 vs. Second Quarter 2009	508

Research and development expenses include the following: (in $ millions)

	Estimated	Cumulative through	Three month periods ended February 28,		Six month periods ended February 28,
Major Program (stage of development)	next 12 months	February 28, 2010	2010	2009	2010	2009
DR Cysteamine – All Indications (clinical)	7.0	7.7	1.5	1.0	2.7	1.8
ConviviaTM (clinical)	0.1	2.3	0.1	0.1	0.2	0.3
HepTideTM (preclinical)	-	1.6	-	0.1	-	0.2
NeuroTransTM (preclinical)	-	0.3	-	-	-	0.1
WntTideTM (preclinical)	-	0.4	-	-	0.1	0.1
Minor or Inactive Programs	-	0.7	-	0.1	0.1	0.1
R & D Personnel and Other Costs Not Allocated to Programs	2.0	5.9	0.5	0.4	1.0	0.9
Total Research & Development Expenses	9.1	19.0	2.2	1.7	4.1	3.5

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Estimated	Cumulative through	Three month periods ended February 28,		Six month periods ended February 28,
Major Program (stage of development)	next 12 months	February 28, 2010	2010	2009	2010	2009
DR Cysteamine – All Indications (clinical)	0.06	0.22	0.02	0.04	0.03	0.08
ConviviaTM (clinical)	0.01	0.12	-	-	0.03	-
HepTideTM (preclinical)	0.04	0.32	0.09	-	0.15	-
NeuroTransTM (preclinical)	0.03	0.16	-	0.02	0.02	0.02
WntTideTM (preclinical)	0.01	0.10	0.04	-	0.04	-

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We will need significant additional funding in order to pursue our plans for the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See Part II Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors” for further discussion about the risks and uncertainties pertaining to drug development.

Current Status of Major Programs

Please refer to the section titled, “Future Activities” above in this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In November 2009, we released data from our Phase IIb clinical trial to study DR Cysteamine in cystinosis patients. In October 2009, we announced the data from the treatment portion of our NASH Phase IIa clinical trial. Our NASH clinical trial (post-treatment phase) is complete and data will be presented by clinicians in May 2010. We anticipate studying DR Cysteamine in a Phase III clinical trial in cystinosis patients and a Phase IIa clinical trial in HD patients in the second quarter of 2010.

Our ConviviaTM product candidate completed its initial clinical study in 2008 and we are in negotiations with a potential development partner for further development of our ConviviaTM product candidate in Asia where its potential market exists. We are seeking to out-license our Tezampanel and NGX426 product candidates and no development costs will be incurred for the pain indication. NeuroTransTM is currently being studied under a collaboration agreement with Roche. HepTideTM will be undergoing further preclinical proof of concept studies and WntTideTM is being considered for potential out-licensing for further development.  All preclinical product candidates will require further study prior to potentially moving into a clinical phase of development.

Interest Income

Interest income decreased by $1,040 for the three months ended February 28, 2010 compared to the same period of the prior year due to a decrease in money market balances.

Interest Expense
Interest expenses for the three months ended February 28, 2010 and 2009 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $(1.04) million for the three months ended February 28, 2010 compared to the same period of the prior year due to the fact that there was no warrant liability recorded in the prior year.

Six months ended February 28, 2010 and 2009

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the six months ended February 28, 2010 increased by approximately $725,000 compared to the same period of the prior year. The increase was primarily due to:
Reason for Variance	Variance in $ Thousands
Additional proxy expenses regarding 2009 Merger	214
Patent application expenses related to preclinical product candidates	196
Expenses related to drug stability and maintenance of records for pain program	171
Additional accounting and professional fees regarding 2009 Merger	102
Legal expenses for clinical trial agreements and licenses	90
NASDAQ fees related to 2009 Merger	80
Consulting fee related to 2009 Merger	53
Transfer agent fees related to 2009 Merger	39
Additional administrative consulting for financial statement footnotes	28
Benefits for CMO hired April 2009	17
Franchise taxes increase due to increased assets	12
New Board member fees appointed in September 2009	10
Additional travel for business development	9
Additional bank fees for credit card charges	5
Additional rent and expenses for satellite office	4
Increase in overhead allocation to R&D	(8)
Decrease in preclinical travel	(11)
Assets fully depreciated in 2009	(12)
Reduction of D&O insurance limits	(13)
Ending of benefits for employee terminated in Oct. 2009	(14)
Reduction of clinical patent expenses	(16)
No recruiting fees in Q1 2010	(42)
No bonuses in Q1 2010	(67)
Three-year stock options no longer expensed	(122)
General and Administrative variance Year to Date Second Quarter 2010 vs. Second Quarter 2009	725

 Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the six months ended February 28, 2010 increased by approximately $621,000 over the prior year primarily due to:
Reason for Variance	Variance in $ Thousands
Manufacture of DR Cysteamine for cystinosis and Huntington's clinical trials	530
Clinical costs of Phase IIb cystinosis trial and preparing for Phase III cystinosis trial	394
CRO fees incurred preparing for Phase III cystinosis trial and for close out of Phase IIb cystinosis clinical trial	237
Hiring of CMO in April 2009	196
Assay development for DR Cysteamine in 2010	38
Travel by CMO hired in April 2009	30
NeuroTrans issued patent costs -41-	18

Increase in allocation of G&A overhead expenses to R&D	8
Three-year stock options no longer expensed	(29)
No HepTide or WntTide preclinical studies in 2010	(39)
Employee voluntarily terminated in Oct. 2009	(41)
Reduction of preclinical R&D consultants	(46)
No preclinical studies of DR Cysteamine in 2010	(116)
No HepTide or WntTide materials in 2010	(157)
No milestone payments to UCSD for DR Cysteamine in 2010	(180)
Reduction of R&D consultants replaced by CMO and Director of Program Mgmt.	(222)
Research and Development variance Year to Date Second Quarter 2010 vs. Second Quarter 2009	621

Interest Income

Interest income decreased by $19,554 for the six months ended February 28, 2010 compared to the same period of the prior year due to the decrease in money market balances.

Interest Expense
Interest expenses for the six months ended February 28, 2010 and 2009 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $(1.04) million for the six months ended February 28, 2010 compared to the same period of the prior year due to the fact that there was no warrant liability recorded in the prior year.

Liquidity and Capital Resources

Capital Resource Requirements

As of February 28, 2010, we had approximately $4.6 million in cash, approximately $4.4 million in current liabilities and approximately $0.2 million of net working capital. Our forecasted average monthly cash expenditures for the next twelve months are approximately $0.95 million.

            We believe our cash and cash equivalents at February 28, 2010 will be sufficient to meet our obligations into the third calendar quarter of 2010. We are currently in the process of negotiating strategic partnerships and collaborations in order to fund our preclinical and clinical programs into 2011. We are also reviewing a few equity and debt financing proposals to provide potential funding beginning in the second calendar quarter of 2010. If we do not enter into any such partnership or collaboration agreement or equity or debt offering which provides significant additional capital for us in the next two months, we will be forced to scale down our expenditures as described herein or possibly cease operations.

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

In August 2009, Raptor Pharmaceuticals Corp. entered into a Securities Purchase Agreement with four investors for the private placement of units at a purchase price of $0.32 per unit. Each unit was comprised of one share of its common stock, par value $0.001 per share and one warrant to purchase one half of one share of its common stock. At the closing, Raptor Pharmaceuticals Corp. sold an aggregate of 7,456,250 units to the investors, comprised of an aggregate of 7,456,250 shares of its common stock and warrants to purchase up to in the aggregate, 3,728,125 shares of its common stock, for aggregate gross proceeds of $2,386,000. The investor warrants, exercisable for two years from the closing, had an exercise price of $0.60 per share during the first year and $0.75 per share during the second year, depending on when such investor warrants were exercised, if at all.  On a post-2009 Merger basis, the 7,456,250 shares of Raptor Pharmaceuticals Corp.’s common stock described above are 1,738,226 shares of our common stock and the two-year warrants are warrants to purchase up to, in the aggregate, 869,113 shares of our common stock and have an exercise price of $2.57 per share during the first year and $3.22 per share during the second year, depending on when such investor warrants are exercised, if at all.

In December 2009, we entered into a definitive securities purchase agreement, or the Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 for the purchase of up to 74,951 shares of our common stock.

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

We will need to raise significant long-term financing in order to implement our 12 month operating plan. If we are able to raise significant additional funding within the next two months, for the next 12 months we intend to expend a total of approximately $11.4 million to implement our operating plan of researching and developing our DR Cysteamine clinical programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.  Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:	In millions
Research and development activities	$7.5
Research and development compensation and benefits	1.6
General and administrative activities	1.3
General and administrative compensation and benefits	1.0
Capital expenditures	-
Total estimated spending for the next 12 months	$11.4

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

 Research and Development Activities

We plan to conduct further research and development, seeking to support several clinical trials for DR Cysteamine, improve upon our RAP-based and in-licensed technology and continue business development efforts for our other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. Assuming we obtain additional long-term financing, we anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $7.5 million. We will need to scale down our research and development plans and expenses detailed herein in the 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

Officer and Employee Compensation

In addition to the three officers of TPTX, Inc., we currently employ five executive officers. Obligations to the TPTX, Inc. officers end in mid-April 2010, at which time such officers will no longer be employed by us. We also have one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member. Assuming we obtain significant additional long-term financing, we anticipate spending up to approximately $2.6 million in officer and employee compensation during the next 12 months, of which $1.6 million is allocated to research and development expenses and $1.0 million is allocated to general and administrative expenses. Cash received as a result of the 2009 Merger is sufficient to cover the TPTX, Inc. personnel expense obligations through mid-April 2010. We will need to scale down our officer and employee compensation expenses detailed herein in the next 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

General and Administrative

Assuming we obtain additional long-term financing, we anticipate spending approximately $1.3 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation. We will need to scale down our general and administrative plans and expenses detailed herein in the next 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

Capital Expenditures

            We anticipate spending approximately $20,000 in the next 12 months on capital expenditures for lab equipment and office furniture. We will need to scale down our capital expenditures detailed herein in the next 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

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
-44-
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

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days after we receive our first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries, or a Major Market.

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

Contractual Obligations with Former Encode Securityholders

Pursuant to the terms of the merger agreement, or the Encode Merger Agreement, that we entered into with Encode Pharmaceuticals, Inc. and Nicholas Stergis in December 2007, former Encode securityholders will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:

•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to, in the aggregate, 116,562 shares of our common stock upon the receipt by it at any time prior to the fifth-year anniversary of the Encode Merger Agreement of approval to market and sell a product for the treatment of cystinosis predominantly based upon and derived from the assets acquired from Encode, or Cystinosis Product, from the applicable regulatory agency (e.g., FDA and European Agency for the Evaluation of European Medical Products, or EMEA) in a given major market in the world.

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

Contractual Obligations to TPTX, Inc. Employees

Pursuant to the documents related to the 2009 Merger, including amended employment agreements with the TPTX, Inc. employees, who were former executives of TorreyPines prior to the 2009 Merger, we were obligated to pay such former executives their salaries, benefits and other obligations through February 28, 2010, which obligations were extended through mid-April 2010.  The remaining obligations as of February 28, 2010 are approximately $166,000 in the aggregate.

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

For accounting purposes, Raptor Pharmaceuticals Corp. is considered the accounting acquirer in the reverse acquisition. The historical financial statements reported in this Quarterly Report on Form 10-Q and in future periods are and will be those of Raptor Pharmaceuticals Corp. consolidated with its subsidiaries and with us, its parent, Raptor Pharmaceutical Corp. (formerly TorreyPines Therapeutics, Inc.). Earnings per share for periods prior to the reverse merger have been restated to reflect the number of equivalent shares received by former stockholders.

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

New Accounting Pronouncements

In September 2006, ASC Topic 820, Fair Value Measurements, or ASC 820 (previously listed as the FASB issued SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of ASC 820 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007; therefore, we adopted ASC 820 as of September 1, 2008 for financial assets and liabilities. In accordance with FASB Staff Position 157-2, Effective Date of ASC 820, we adopted  the provisions of ASC 820 for our non-financial assets and non-financial liabilities on September 1, 2009 and have determined that it had no material impact on the our results for the three and six months ended February 28, 2010. See Note 5, Fair Value Measurements, in our condensed consolidated financial statement footnotes, regarding the disclosure of the value of our cash equivalents.

In February 2007, the FASB issued ASC Topic 825, Financial Instruments, or ASC 825 (previously SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115), which permits the measurement of many financial instruments and certain other asset and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007; therefore, we adopted ASC 825 as of September 1, 2008. We have determined that ASC 825 had no material impact on our financial results for the three and six months ended February 28, 2010.

In June 2007, the EITF reached a consensus on ASC Topic 730, Research and Development, or ASC 730 (previously EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities). ASC 730 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. ASC 730 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted; therefore, we adopted ASC 730 as of September 1, 2008. We have determined that ASC 730 had no material impact on our financial results for the three and six months ended February 28, 2010.

In December 2007, the EITF reached a consensus on ASC Topic 808, Collaborative Agreement, or ASC 808 (previously EITF 07-01, Accounting for Collaborative Arrangements).  ASC 808 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. ASC 808 is effective for fiscal years beginning after December 15, 2008. As a result, ASC 808 is effective for us as of September 1, 2009.  Based upon the nature of our business, ASC 808 could have a material impact on our financial position and consolidated results of operations in future years, but had no material impact for the three and six months ended February 28, 2010.

In December 2007, the FASB issued ASC Topic 805, Business Combinations, or ASC 805 (previously SFAS 141(R) and FASB ASC Topic 810, Consolidation, or ASC 810 (previously SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51).  These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. ASC 805 requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in ASC Topic 420, Exit and Disposal Cost Obligations, (previously SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. ASC 805 is required to be adopted concurrently with ASC 810 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.   See Note 9  to our condensed consolidated financial statements, which reflects the accounting treatment of our 2009 Merger utilizing these provisions.

In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging, or ASC 815 (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted ASC 815 on December 1, 2008 and have determined that ASC 815 had no material impact on our financial results for the three and six months ended February 28, 2010.

In May 2008, the FASB released ASC Topic 470, Debt, or ASC 470 (previously FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, we adopted ASC 470 as of September 1, 2009. We have determined that ASC 470 had no material impact on our condensed consolidated financial statements for the three and six months ended February 28, 2010.

In June 2008, the FASB issued FASB ASC Topic 815, Derivatives and Hedging, or ASC 815 (previously EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock).  ASC 815 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We adopted ASC 815 as of September 1, 2009 and have determined that ASC 815 had no material impact on our condensed consolidated statement of operations for the three and six months ended February 28, 2010.

In April 2008, the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, or ASC 350 (previously FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 350 as of September 1, 2009 and have determined that ASC 350 had no material impact on our condensed consolidated financial statements for the three and six months ended February 28, 2010.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, or ASC 855 (previously SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted ASC 855 as of August 31, 2009 and anticipate that the adoption will impact the accounting and disclosure of future transactions. Our management has evaluated and disclosed subsequent events from the balance sheet date of February 28, 2010 through the day before the date that these condensed consolidated financial statements were included in our Quarterly Report on Form 10-Q and filed with the SEC.

ASC Topic 825, Financial Instruments, or ASC 825 (previously FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a material impact on our condensed consolidated financial statements for the three and six months ended February 28, 2010.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which has not yet been codified in the ASC. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We are currently evaluating the impact of this standard, however, we do not expect SFAS 167 will have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Standards, or ASC 105 (previously SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), or the Codification. The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in ASC 105 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 1, 2009 however, references to both current GAAP and the Codification are included in this filing. We have determined that this provision had no material impact on our condensed consolidated financial statements for the three and six months ended February 28, 2010.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), or ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. We are currently assessing the impact of ASC 860 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

            In January 2010, FASB issued Accounting Standards Update, or ASU, 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-6. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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

As of February 28, 2010, our investment portfolio does not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and interest rates at February 28, 2010, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $43,000 annually; however such a decrease would have no effect on the fair value of the money market principal balances.

Of our total consolidated cash and cash equivalent balance of approximately $4.6 million as of February 28, 2010, our money market balances represent $4.3 million, or 93%.

Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations. The carrying value of our capital lease obligation approximates its fair value at February 28, 2010.

 Item 4. CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As of February 28, 2010, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2010, were not effective at a reasonable assurance level solely with respect to the amendment to Form 8-K regarding new Item 5.07 (Submission of Matters to a Vote of Security Holders) that became effective on February 28, 2010.  We held our annual meeting of stockholders on March 9, 2010 and filed a Current Report on Form 8-K with the SEC disclosing the results of such annual meeting of stockholders on April 7, 2010.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, other than the addition of two bank accounts controlled by the former TorreyPines employees, which continue to be controlled by the former TorreyPines employees, there have not been any significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.             Legal Proceedings.

Several lawsuits were filed against us (as TorreyPines) in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and a former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and a former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009, an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs. Our response to such appeal was filed on October 23, 2009. On March 23, 2010, the United States Court of Appeals for the Second Circuit dismissed the plaintiffs’ complaint and upheld the original dismissal of the complaint by the U.S. District Court for the Southern District of New York. We do not anticipate any additional action on this claim, however, if an appeal is filed by the plaintiffs to the United States Supreme Court and if such appeal is successful, it could burden the Company with additional liability above and beyond the insurance coverage provided under the insurance policy that we currently maintain.

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

Item 1A. Risk Factors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our securities involves a high degree of risk. Before you decide to invest in our securities, you should consider carefully all of the information in this Quarterly Report on Form 10-Q, including the risks and uncertainties described below, as well as other information included in or incorporated by reference into this Quarterly Report on Form 10-Q, particularly the specific risk factors discussed in the sections titled “Risk Factors” contained in our filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act before deciding whether to invest in our securities. Any of these risks could have a material adverse effect on our business, prospects, financial condition and results of operations. In any such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, or incorporated herein by reference, including our financial statements and the notes to those statements, and the information set forth under the caption “Forward-Looking Statements.”  The risks described below and contained in our other periodic reports are not the only ones that we face.  Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of February 28, 2010 have been prepared assuming that we will continue as a going concern. As of February 28, 2010, we had an accumulated deficit of approximately $29.0 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2009, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents at February 28, 2010 will be sufficient to meet our obligations into the third calendar quarter of 2010. We are currently in the process of negotiating strategic partnerships and collaborations in order to fund our preclinical and clinical programs into 2011. We are also reviewing a few equity and debt financing proposals to provide potential funding beginning in the second calendar quarter of 2010. If we do not enter into any such partnership or collaboration agreement or equity offering, either of which will result in significant additional capital for us in the next two months, we will be forced to scale down our expenditures as described herein or possibly cease operations. We will need to sell equity or debt securities to raise significant additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise significant additional financing, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

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

Our executive officers and directors are subject to lock-up agreements pursuant to the Purchase Agreement executed in our December 2009 financing.  Each lock-up agreement is for a period of 90 days commencing on December 18, 2009, and represent 1,728,022 shares, or 7.7% of our outstanding common stock as of December 23, 2009 (taking into account the 3,747,558 shares of common stock sold in the December 2009 financing). The lock-up period expired in March 2010, which means that these stockholders have the ability to sell a substantial number of shares of common stock in the public market in a short period of time. Sales of a substantial number of shares of common stock in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

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

A class action securities lawsuit was filed against us, as described in the section titled, “Legal Proceedings” in certain of our periodic reports that we file with the SEC. On March 23, 2010, the United States Court of Appeals for the Second Circuit dismissed the plaintiffs’ complaint and upheld the original dismissal of the complaint by the U.S. District Court for the Southern District of New York. We do not anticipate any additional action on this claim, however, if an appeal is filed by the plaintiffs to the United States Supreme Court and if such appeal is successful, it could burden the Company with additional liability above and beyond the insurance coverage provided under the insurance policy that we currently maintain as further described below.  Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our key management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our operations and results. We have purchased liability insurance, however, if any costs or expenses associated with the litigation exceed the insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. In any event, publicity surrounding the lawsuits and/or any outcome unfavorable to us could adversely affect our reputation and stock price. The uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation.   We have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of the liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

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

Item 4.       (Removed and Reserved).

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

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).
3.7	Charter Amendment for TorreyPines (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).
3.8
Certificate of Merger between Raptor Pharmaceuticals Corp. and ECP Acquisition, Inc. TorreyPines (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).

(4)	Instruments defining the rights of security holders, including indentures
4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).
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
4.4
Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on January 12, 2004).

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

4.15 *	Warrant Agreement Amendment, dated December 17, 2009.
4.16 *
Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.17 *	Form of Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on May 22, 2008).
4.18 *
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K/A, filed on May 28, 2008).

4.19 *
Form of Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.20 *
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.21	Reference is made to Exhibits 3.1 through 3.6.
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.14 - 4.20 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICAL CORP.

By: /s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)
Date:  April 9, 2010

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 9, 2010

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

3.6	Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).
3.7	Charter Amendment for TorreyPines (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).
3.8
Certificate of Merger between Raptor Pharmaceuticals Corp. and ECP Acquisition, Inc. TorreyPines (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).

(4)	Instruments defining the rights of security holders, including indentures
4.1	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).
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
4.4
Registration Rights Agreement dated as of January 8, 2004 between Axonyx Inc. and certain investors (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on January 12, 2004).

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

4.15 *	Warrant Agreement Amendment, dated December 17, 2009.
4.16 *
Warrant to purchase common stock dated December 14, 2007 issued to ICON Partners, LP (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.17 *	Form of Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on May 22, 2008).
4.18 *
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K/A, filed on May 28, 2008).

4.19 *
Form of Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.20*
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.21	Reference is made to Exhibits 3.1 through 3.6.
(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.14 - 4.20 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.