Form 10-Q
period 2010-05-31
Raptor Pharmaceutical Corp
filed 2010-07-15
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

There were 24,948,426 shares of the registrant’s common stock, $.001 par value per share, outstanding at July 14, 2010.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2010

Table of Contents
		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of May 31, 2010 (unaudited) and August 31, 2009	2
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended May 31, 2010 and 2009	3
	Unaudited Condensed Consolidated Statements of Operations for the nine month periods ended May 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to May 31, 2010	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to May 31, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4	Controls and Procedures	49
Part II - Other Information
Item 1	Legal Proceedings	50
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3	Defaults Upon Senior Securities	67
Item 4	(Removed and Reserved)	67
Item 5	Other Information	67
Item 6	Exhibits	68
SIGNATURES		70

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31, 2010	August 31, 2009
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$3,484,913	$3,701,787
Prepaid expenses and other	130,558	107,054
Total current assets	3,615,471	3,808,841

Intangible assets, net	3,550,917	2,524,792
Goodwill	3,275,403	-
Fixed assets, net	105,755	144,735
Deposits	102,906	100,206
Deferred offering costs	207,107	-
Total assets	$10,857,559	$6,578,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$805,276	$613,577
Accrued liabilities	315,078	451,243
Common stock warrant liability	7,304,652	-
Deferred rent	1,081	-
Capital lease liability – current	4,666	4,117
Total current liabilities	8,430,753	1,068,937

Capital lease liability - long-term	3,104	6,676
Total liabilities	8,433,857	1,075,613

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized 24,080,732 and 17,857,555 shares issued and outstanding as at May 31, 2010 and
August 31, 2009, respectively	24,081	17,858
Additional paid-in capital	38,853,154	27,364,286
Deficit accumulated during development stage	(36,453,533)	(21,879,183)
Total stockholders’ equity	2,423,702	5,502,961
Total liabilities and stockholders’ equity	$10,857,559	$6,578,574
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2009.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three month periods from March 1 to May 31,
	2010	2009

Revenues:	$-	$-

Operating expenses:
General and administrative	938,113	671,348
Research and development	2,176,658	1,895,670
Total operating expenses	3,114,771	2,567,018

Loss from operations	(3,114,771)	(2,567,018)

Interest income	5,489	2,967
Interest expense	(814)	(595)
Adjustment to fair value of common stock warrants	(4,345,251)	-
Net loss	$(7,455,347)	$(2,564,646)

Loss per share from operations:
Basic and diluted	$(0.14)	$(0.18)

Net loss per share:
Basic and diluted	$(0.33)	$(0.18)

Weighted average shares
outstanding used to compute:
Basic and diluted	22,842,875	14,087,658

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine month periods from		For the cumulative period from September 8, 2005 (inception) to May 31, 2010
	September 1, 2009 to May 31, 2010	September 1, 2008 to May 31, 2009

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	2,926,960	1,935,612	9,883,200
Research and development	6,271,997	5,369,922	21,146,281
In-process research and dev.	-	-	240,625
Total operating expenses	9,198,957	7,305,534	31,270,106

Loss from operations	(9,198,957)	(7,305,534)	(31,270,106)

Interest income	15,897	32,930	317,800
Interest expense	(2,649)	(1,876)	(112,586)
Adjustment to fair value of common stock warrants	(5,388,641)	-	(5,388,641)
Net loss	$(14,574,350)	$(7,274,480)	$(36,453,533)

Loss per share from operations:
Basic and diluted	$(0.44)	$(0.52)

Net loss per share:
Basic and diluted	$(0.69)	$(0.52)

Weighted average shares
outstanding used to compute:
Basic and diluted	20,999,659	14,083,388

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the nine month periods from		For the cumulative period from September 8, 2005
	September 1, 2009 to May 31, 2010	September 1, 2008 to May 31, 2009	(inception) to May 31, 2010
Cash flows from operating activities:
Net loss	$(14,574,350)	$(7,274,480)	$(36,453,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	140,857	332,456	1,355,884
Consultant stock-based compensation exp.	75,405	39,705	483,018
Fair value adjustment of common stock warrants	5,388,641	-	5,388,641
Amortization of intangible assets	113,875	103,874	359,083
Depreciation of fixed assets	55,026	66,935	405,966
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	75,933	(47,914)	(31,120)
Intangible assets	-	-	(150,000)
Deposits	(2,700)	-	(102,907)
Accounts payable	191,699	(26,412)	805,276
Accrued liabilities	(816,996)	(186,313)	(365,648)
Deferred rent	1,081	252	976
Net cash used in operating activities	(9,351,529)	(6,991,897)	(27,923,739)
Cash flows from investing activities:
Purchase of fixed assets	(14,400)	(22,734)	(490,750)
Cash acquired in 2009 Merger	581,395	-	581,395
Net cash provided by (used in) investing activities	566,995	(22,734)	90,645
Cash flows from financing activities:
Proceeds from the sale of common stock	7,495,116	-	24,881,116
Proceeds from the sale of common stock under an equity line	2,399,976	-	2,399,976
Proceeds from the exercise of common stock warrants	56,018	-	6,565,518
Proceeds from the exercise of common stock options	50,060	-	58,760
Fundraising costs	(1,430,488)	(36,809)	(2,885,810)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(3,022)	(2,509)	(11,553)
Net cash provided by (used in) financing activities	8,567,660	(39,318)	31,318,007
Net increase (decrease) in cash and cash equivalents	(216,874)	(7,053,949)	3,484,913
Cash and cash equivalents, beginning of period	3,701,787	7,546,912	-
Cash and cash equivalents, end of period	$3,484,913	$492,963	$3,484,913
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$1,916,011	$-	$8,549,583
Common stock and warrants issued in connection with reverse merger	$4,415,403	$-	$4,415,403
Common stock issued as fee for equity line	$363,331	$-	$363,331
Acquisition of equipment in exchange for capital lease	$-	$14,006	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
Amortization of direct offering costs	$156,400	$-	$156,400
The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor Pharmaceutical Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The Company’s fiscal year end is August 31.

On July 28, 2009, the Company and ECP Acquisition, Inc., a Delaware corporation, the Company’s then-wholly-owned subsidiary(“merger sub”), entered into an Agreement and Plan of Merger and Reorganization (the “2009 Merger Agreement”), with Raptor Pharmaceuticals Corp., a Delaware corporation (“RPC”). On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, pursuant to a stock-for-stock reverse triangular merger (the “2009 Merger”), merger sub was merged with and into RPC and RPC survived the 2009 Merger as a wholly-owned subsidiary of the Company. Immediately prior to the 2009 Merger and in connection therewith, the Company effected a 1-for-17 reverse stock split of its common stock and changed its corporate name from “TorreyPines Therapeutics, Inc.” to “Raptor Pharmaceutical Corp.”

As a result of the 2009 Merger and in accordance with the 2009 Merger Agreement, each share of RPC’s common stock outstanding immediately prior to the effective time of the 2009 Merger was converted into the right to receive 0.2331234 shares of the Company’s common stock, on a post 1-for-17 reverse-split basis. Each option and warrant to purchase RPC’s common stock outstanding immediately prior to the effective time of the 2009 Merger was assumed by the Company at the effective time of the 2009 Merger, with each share of such common stock underlying such options and warrants being converted into the right to receive 0.2331234 shares of the Company’s common stock, on a post 1-for-17 reverse split basis, rounded down to the nearest whole share of the Company’s common stock. Following the 2009 Merger, each such option or warrant has an exercise price per share of the Company’s common stock equal to the quotient obtained by dividing the per share exercise price of such common stock subject to such option or warrant by 0.2331234, rounded up to the nearest whole cent.

Immediately following the effective time of the 2009 Merger, RPC’s stockholders (as of immediately prior to the 2009 Merger) owned approximately 95% of the Company’s outstanding common stock and the Company’s stockholders (as of immediately prior to the 2009 Merger) owned approximately 5% of the Company’s outstanding common stock.

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

TPTX, Inc. (Delaware)     Raptor Pharmaceuticals Corp. (Delaware)

                                                 |                                                 |

              Raptor Therapeutics Inc. (Delaware)        Raptor Discoveries Inc. (Delaware)
               (f/k/a  Bennu Pharmaceuticals Inc.)          (f/k/a Raptor Pharmaceutical Inc.)

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease.  Raptor also has two clinical stage product candidates for which it is seeking to out-license or form a development partnership: ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency; and Tezampanel and NGX426, a non-opioid solution designed to treat chronic pain.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins.  Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and hepatitis. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently, in collaboration with Roche, undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. Raptor is also examining Tezampanel and NGX426, for the treatment of thrombotic disorder.

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

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., Raptor Therapeutics Inc., and TPTX, Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), August 1, 2007 and April 24, 2000, respectively. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through May 31, 2010, the Company had accumulated losses of approximately $36.5 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at July 14, 2010 will be sufficient to meet the Company’s obligations into the fourth calendar quarter of 2010. In April 2010, the Company entered into a $15 million equity line facility with a single investor, which allows the Company to sell shares of the Company’s common stock every two days if the Company’s selling price to the investor is over $1.50 per share.  Cumulatively, as of July 14, 2010, the Company has sold approximately 2.1 million shares under the equity line raising approximately $4.7 million.  The Company plans to continue to utilize the equity line to fund its current cash needs and at the same time is reviewing several proposals to raise additional equity in a private placement transaction in order to fund the Company’s operations through the next 12 to 18 months.  The Company also continues to review strategic partnerships and collaborations as a potential means to fund its preclinical and clinical programs in the future. If the Company is not able to obtain funds that provide significant additional capital for it in the next two months and is unable to draw on the equity line because the purchase price to the investor is below $1.50, the Company may not be able to continue as a going concern.  Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

	For the three month periods ended May 31,
	2010			2009
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(1,873,835)	$(5,581,512)	$(7,455,347)	$(778,853)	$(1,785,793)	$(2.564,646)
Total assets	2,689,609	8,167,950	10,857,559	434,515	3,044,070	3,478,585

	For the nine month periods ended May 31,
	2010			2009
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(3,902,752)	$(10,671,598)	$(14,574,350)	$(2,384,237)	$(4,890,243)	$(7,274,480)
Total assets	2,689,609	8,167,950	10,857,559	434,515	3,044,070	3,478,585

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

(j) Common Stock Warrant Liabilities

The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period end.

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

(m) Research and Development

The Company is a development stage biotechnology company. Research and development costs are charged to expense as incurred. Research and development expenses include scientists’ salaries, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.

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

	May 31,
	2010	2009
Warrants to purchase common stock	5,543,738	3,090,814
Options to purchase common stock	1,390,353	989,196
Total potentially dilutive securities	6,934,091	4,080,010

(p) Stock Option Plan

Effective September 1, 2006, the Company adopted the provisions of FASB ASC Topic 718, Accounting for Compensation Arrangements, (“ASC 718”) (previously listed as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment) in accounting for its 2006 Equity Incentive Plan, as amended. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, (“ASC 505-50”) (previously listed as Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). See Note 8, Stock Option Plans, for further discussion of employee stock-based compensation.

(q) Recent Accounting Pronouncements

In December 2007, the EITF reached a consensus on ASC Topic 808, Collaborative Agreement (“ASC 808”) (previously EITF 07-01, Accounting for Collaborative Arrangements).  ASC 808 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. ASC 808 is effective for fiscal years beginning after December 15, 2008. As a result, ASC 808 is effective for the Company as of September 1, 2009.  Based upon the nature of the Company’s business, ASC 808 could have a material impact on the Company’s financial position and consolidated results of operations in future years, but had no material impact for the three and nine months ended May 31, 2010.

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

In May 2008, the FASB released ASC Topic 470, Debt (“ASC 470”) (previously FASB Staff Position APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, the Company adopted ASC 470 as of September 1, 2009. The Company has determined that ASC 470 had no material impact on its condensed consolidated financial statements for the three and nine months ended May 31, 2010.

In June 2008, the FASB issued FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) (previously EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock).  ASC 815 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company adopted ASC 815 as of September 1, 2009 and has determined that ASC 815 had no material impact on the Company’s condensed consolidated statement of operations for the three and nine months ended May 31, 2010.

In April 2008, the FASB issued ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) (previously FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted ASC 350 as of September 1, 2009 and has determined that ASC 350 had no material impact on the Company’s condensed consolidated financial statements for the three and nine months ended May 31, 2010.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”) (previously SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted ASC 855 as of August 31, 2009 and anticipates that the adoption will impact the accounting and disclosure of future transactions. The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of May 31, 2010 through July 14, 2010.

ASC Topic 825, Financial Instruments, (“ASC 825”) (previously FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended May 31, 2010.

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

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Standards (“ASC 105”) (previously SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162) (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in ASC 105 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 as of September 1, 2009; however, references to both current GAAP and the Codification are included in this filing. The Company has determined that this provision had no material impact on its condensed consolidated financial statements for the three and nine months ended May 31, 2010.

            In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (“ASC 860”). The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The Company is currently assessing the impact of ASC 860 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the  milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company will adopt ASU 2010-17 as of September 1, 2010 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

(3) INTANGIBLE ASSETS AND GOODWILL

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the consolidated balance sheets as of May 31, 2010 and August 31, 2009 based on the estimated fair value of its agreement with BioMarin.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various clinical indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc. (“Encode”), a privately held research and development company, which held the intellectual property license with UCSD. The intangible assets, recorded at approximately $2.6 million acquired in the merger with Encode, were primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholder.

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 9 below.

Intangible asset (IP license) related to the Encode merger, gross	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin, gross	150,000
Intangible assets (out-license) related to the 2009 Merger, gross	240,000
In-process research and development (IP license) related to the 2009 Merger, gross	900,000
Total gross intangible assets	3,910,000
Less accumulated amortization	(359,083)

Intangible assets, net	$3,550,917

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to NGX 426, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the three and nine months ended May 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to May 31, 2010, the Company amortized $38,375, $113,875, $34,625, $103,874 and $359,083, respectively, of intangible assets to research and development expense.

The following table summarizes the actual and estimated amortization expense for intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ending August 31, 2007 – actual	7,500
Fiscal year ending August 31, 2008 – actual	94,833
Fiscal year ending August 31, 2009 – actual	138,500
Fiscal year ending August 31, 2010 – estimate	141,000
Fiscal year ending August 31, 2011 – estimate	153,500
Fiscal year ending August 31, 2012 – estimate	153,500
Fiscal year ending August 31, 2013 – estimate	153,500
Fiscal year ending August 31, 2014 – estimate	153,500
Fiscal year ending August 31, 2015 – estimate	153,500

(4) FIXED ASSETS

Fixed assets consisted of:
Category	May 31, 2010	August 31, 2009	Estimated useful lives
Leasehold improvements	$119,773	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	88,486	80,437	3 years
Capital lease equipment	14,006	14,006	Shorter of life of asset or lease term

Total at cost	502,756	488,356
Less: accumulated depreciation	(397,001)	(343,621)

Total fixed assets, net	$105,755	$144,735

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three and nine months ended May 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to May 31, 2010 was $19,041, $55,026, $21,169, $66,935 and $405,966, respectively. Accumulated depreciation on capital lease equipment was $7,182 and $3,951 as of May 31, 2010 and August 31, 2009, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at May 31, 2010 and August 31, 2009 are summarized as follows:

Assets	Level 1	Level 2	Level 3	May 31, 2010
Fair value of cash equivalents	$3,214,624	$ —	$ —	$3,214,624

Total	$3,214,624	$ —	$ —	$3,214,624
Liabilities
Fair value of common stock warrants	$ —	$ —	$7,304,652	$7,304,652

Total	$ —	$ —	$7,304,652	$7,304,652

Assets	Level 1	Level 2	Level 3	August 31, 2009
Fair value of cash equivalents	$ 3,515,353	$ —	$ —	$ 3,515,353

Total	$ 3,515,353	$ —	$ —	$ 3,515,353

Cash equivalents represent the fair value of the Company’s investment in two money market accounts as of May 31, 2010 and August 31, 2009.

Marking-to-Market

The common stock warrants issued in the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in its condensed consolidated statements of operations.

For the three and nine month periods ended May 31, 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a loss of $4.34 million and $5.38 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statement of operations.  See Note 10 for further discussion on the calculation of the

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair value of the warrant liability.

Warrant liability in millions

Fair value at issuance date on December 23, 2009	$1.92
Adjustment to mark to market common stock warrants at February 28, 2010	1.04
Adjustment to mark to market common stock warrants at May 31, 2010	4.34
Common stock warrant liability at fair value on May 31, 2010	$7.30

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	May 31, 2010	August 31, 2009
Legal fees	$108,014	$195,552
Accrued vacation	82,258	38,109
Patent costs	48,791	10,500
Salaries and wages	41,693	57,351
Consulting - general and administrative	15,000	-
Consulting - research and development	9,393	21,000
Auditing and tax preparation fees	1,195	19,720
2009 Merger joint proxy/prospectus	-	109,011
Other	8,734	-
Total accrued liabilities	$315,078	$451,243

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

(8) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock- based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three and nine months ended May 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to May 31, 2010 was $87,852, $140,857, $107,165, $332,456 and $1,355,884, respectively, of which cumulatively $1,134,815 was included in general and

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

administrative expense and $221,069 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%

Quarter ended November 30, 2006	5%	8 years	100%	10%

Quarter ended February 28, 2007	5%	8 years	100%	10%

Quarter ended May 31, 2007	5%	8 years	100%	10%

Quarter ended August 31, 2007	4%	8 years	100%	10%

Quarter ended November 30, 2007	3.75%	8 years	109%	10%

Quarter ended February 29, 2008	2%	8 years	119%	10%

Quarter ended May 31, 2008	2%	8 years	121%	10%

Quarter ended August 31, 2008	2.5%	8 years	128%	10%

Quarter ended November 30, 2008	1.5%	7 years	170%	10%

Quarter ended February 28, 2009	2.0%	7 years	220%	10%

Quarter ended May 31, 2009	2.6%	7 years	233%	10%

Quarter ended August 31, 2009	3.2%	7 years	240%	10%

Quarter ended November 30, 2009	3.0%	7 years	245%	10%

Quarter ended February 28, 2010	3.1%	7 years	55%	10%

Quarter ended May 31, 2010	3.1%	7 years	77%	2.5%

*	Dividend rate is 0% for all periods presented.

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

During the quarter ended May 31, 2010, the Company changed its volatility calculation to reflect its historical trading commencing on September 30, 2009, which is the date that the 2009 Merger was consummated and the Company’s common stock started trading on NASDAQ.  The Company originally estimated  volatility based upon historical volatility commencing in June 2006, when it first began trading on the Over-the-Counter Bulletin Board.  The Company changed the volatility assumptions to better reflect its anticipated trading on NASDAQ.  During the quarter ended May 31, 2010, the Company analyzed its actual turnover rate and concluded that 2.5% was a more accurate turnover rate on an annual basis.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and nine months ended May 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to May 31, 2010 was $4,721, $75,405, $16,910, $39,705 and $483,018, respectively, of which cumulatively $118,919 was included in general and administrative expense and $364,099 was included in research and development expense.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company’s other stock option plans, is as follows:

				Weighted average
	Option shares	Weighted average exercise price	Exercisable	fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.28
Granted	50,590	$3.43	34,959	$2.26
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(2,115)	$2.24	—	$2.24
Canceled	(5,606)	$376.53	—	$2.63
Outstanding at November 30, 2009	1,193,126	$17.30	1,109,737	$2.34
Granted	-	-	-	-
Exercised	(850)	$1.88	-	$1.76
Canceled	(742)	$1,559.50	-	$2.63
Outstanding at February 28, 2010	1,191,534	$16.35	1,035,521	$2.34
Granted	228,026	$2.08	63,334	$1.45
Exercised	(29,141)	$1.50	-	$1.28
Canceled	(66)	$1,194.71	-	-
Outstanding at May 31, 2010	1,390,353	$14.26	1,069,648	$2.34

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of May 31, 2010 and 2009 were $1,255,298, $854,835, $23,250 and $766, respectively.

There were 2,721,384 options available for grant as of May 31, 2010 under the 2010 Equity Incentive Plan, which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. No further grants will be made under any previous or assumed stock option plans.  As of May 31, 2010, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options outstanding			Options exercisable
		Weighted	Weighted average
Range of exercise prices	Number of options outstanding (#)	average remaining contractual life (yrs.)	exercise price ($)	Number of options exercisable (#)	Weighted average exercise price ($)
$0 to $1.00	34,969	8.88	.85	9,470	0.85
$1.01 to $2.00	87,534	8.98	1.73	31,326	1.62
$2.01 to $3.00	1,059,593	6.94	2.47	852,726	2.56
$3.01 to $4.00	94,146	9.37	3.64	65,005	3.79
$4.01 to $5.00	62,104	9.38	4.57	59,114	4.59
$5.01 to $1,564	52,007	5.00	315.34	52,007	315.34
	1,390,353	7.24	14.26	1,069,648	17.91

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             At May 31, 2010, the total unrecognized compensation cost was approximately $442,000. The weighted average period over which it is expected to be recognized is 3.25 years.

 (9) ISSUANCE OF COMMON STOCK

As of May 31, 2010, there were 24,080,732 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the nine month period ended May 31, 2010, the Company received $56,020 from the exercise of a warrant issued to a placement agent in the May/June 2008 private placement in exchange for the issuance of 23,744 shares of the Company’s common stock and the Company issued 7,680 shares of its common stock resulting from a cashless exercise of a warrant issued in 2007 in connection with the purchase of DR Cysteamine.  During the cumulative period from September 8, 2005 (inception) through May 31, 2010, the Company received approximately $6.6 million from the exercise of warrants in exchange for the issuance of an aggregate of 3,576,454 shares.

During the nine month period ended May 31, 2010, the Company received $50,060 from the exercise of stock options in exchange for 32,106 shares of the Company’s common stock.  For the cumulative period from September 8, 2005 (inception) through May 31, 2010, the Company received $58,760 from the exercise of stock options resulting in the issuance of 35,486 shares of common stock.

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

2009 MERGER AND NASDAQ LISTING

On September 29, 2009, the Company, formerly known as TorreyPines Therapeutics, Inc. (“TorreyPines”) and RPC completed a reverse merger. The Company changed its name to “Raptor Pharmaceutical Corp.” and commenced trading on September 30, 2009 on the NASDAQ Capital Market under the ticker symbol “RPTP.”

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

The combined company is headquartered in Novato, California and is managed by Christopher M. Starr, Ph.D., as Chief Executive Officer and director, Todd C. Zankel, Ph.D., as Chief Scientific Officer, Kim R. Tsuchimoto, as Chief Financial Officer, Ted Daley, as President of the clinical division and Patrice P. Rioux., M.D., Ph.D., as Chief Medical Officer of the clinical division.

There were a number of factors on which RPC’s board of directors relied in approving the 2009 Merger.  The primary reason for RPC’s board of directors’ decision to merge with TorreyPines was the benefit anticipated from the additional liquidity

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expected from having a NASDAQ trading market on which the combined company’s common stock could be listed, in addition to  having access to an expanded pipeline of product candidates and having development capabilities across a wider spectrum of diseases and markets.

The liquidity benefit is the primary factor behind the goodwill recognized in the transaction (see below). The goodwill has been assigned to the Company’s clinical segment and is expected to be fully deductible for tax purposes. Below is a breakdown of the assets acquired and liabilities assumed in the merger described herein (in millions, except for %):

Asset Allocation	Value (millions)%
Cash and equivalents	$0.58	13
Other current assets	0.10	2
Accrued liabilities	(0.68)	(15)
Intangible assets:
In-process research & development	0.90	20
Licenses	0.24	6
Total identifiable assets	1.14	26
Plus Goodwill	3.28	74
Total net assets acquired	$4.42	100

Acquisition costs incurred by the Company related to the 2009 Merger were approximately $0.6 million and were expensed as incurred. If the 2009 Merger had occurred on September 1, 2008, the Company’s revenues would have increased by approximately $1.5 million from fees earned by TorreyPines from the sale one of its programs in the quarter ended December 31, 2008, for total pro forma revenues of $1.5 million for the nine months ended May 31, 2009. Net loss would have increased by approximately $2.5 million due to an increase of revenues of $1.5 million described above offset by $3.1 million of loss on impairment of purchased patents recognized by TorreyPines during the period plus $0.9 million in transaction costs and costs associated with obligations owed to the TorreyPines employees for a pro forma net loss and net loss per share of $(9.8) million or $(0.65) per share for the nine month period ended May 31, 2009.  For the three month period ended May 31, 2009 the Company’s revenues would have remained zero and the Company’s net loss and net loss per share would have remained $(2.6) million or $(0.18) per share.  If the 2009 Merger had occurred on September 1, 2009, the Company’s revenues would have remained zero and the Company’s net loss and net loss per share for the nine months ended May 31, 2010 would have been $(14.6) million or $(0.69) per share.  For the three month period ended May 31, 2010, the Company’s revenues would have remained zero and the Company’s net loss and net loss per share would have remained $(7.5) million or $(0.33) per share.

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

In connection with the Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the “Purchase Agreement”), dated as of December 17, 2009, with 33 investors set forth

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on the signature pages thereto (collectively, the “Investors”) with respect to the Offering of the Units, whereby, on an aggregate basis, the Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and estimated net proceeds after commissions and expenses of approximately $6.9 million.  Each Unit consists of one share of the Company’s common stock, one Series A Warrant exercisable for 0.5 of a share of the Company’s common stock and one Series B Warrant exercisable for 0.5 of a share of the Company’s common stock. The shares of the Company’s common stock and the Warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  At closing of the financing, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%).  Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants are classified as liability, as discussed further below in Note 10.

ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On April 16, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $15 million of the Company’s common stock over a 25 month period.  Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  Such registration statement was declared effective by the SEC on May 7, 2010.  The Company has the right over a 25-month period to sell its shares of common stock to LPC in amounts of $100,000 to up to $1,000,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate amount of $15 million.  The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

The purchase price of the shares issued to LPC under the purchase agreement is based on the prevailing market prices of the Company’s shares at the time of sale without any fixed discount. The Company controls the timing and amount of any sales of shares to LPC.  LPC does not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the purchase price of the Company’s common stock is below $1.50 per share.

In consideration for entering into the purchase agreement, the Company issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and is required to issue up to an additional 217,549 shares of its common stock pro rata as LPC purchases the $15 million of the Company’s common stock over the 25-month period. During the quarter ended May 31, 2010, the Company sold 1,291,385 shares to LPC at a weighted average price of $1.86 and paid commitment fees to LPC in the form of 34,808 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $116,955.

The following is a summary of common stock outstanding as of May 31, 2010:
		Common Stock
Transaction	Date of Issuance	Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – Nov. 2008	148,616
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670

	-22-
RAPTOR PHARMACEUTICAL CORP. (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PIPE	August 2009	1,738,226
Warrant exercises	September 2009	31,424
Shares issued in connection with reverse merger	September 2009	940,863
Stock option exercises	October 2009 – May 2010	32,106
Registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 – May 2010	1,471,226
Total shares of common stock outstanding		24,080,732

 (10) WARRANTS

The table reflects the number common stock warrants outstanding as of May 31, 2010:

	Number of
	shares exercisable	Exercise price		Expiration date
Issued in lieu of deferred legal fees	13,987	$2.57		2/13/2011
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	465,816	$2.36		5/21/2013
Issued to PIPE investors in August 2009	869,113	$2.57/$3.22	*	8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	9,271	$87.71	**	7/1/2010 9/26/2015
Issued to registered direct investors in Dec. 2009	1,873,779	$2.45		6/22/2011
Issued to registered direct investors in Dec. 2009	1,873,779	$2.45		12/23/2014
Issued to placement agent in Dec. 2009	74,951	$2.50		12/23/2014
Total warrants outstanding	5,543,738	$2.60	**
*	First year exercisable at $2.57; second year exercisable at $3.22
**	Average exercise price

The warrants the Company issued in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period end.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 equity financing using the following assumptions:
	Series A at issuance December 23, 2009	Series A at quarter ended May 31, 2010	Series B at issuance December 23, 2009	Series B at quarter ended May 31, 2010	Placement agent at issuance December 23, 2009	Placement agent at quarter ended May 31, 2010
Fair value ($ millions)	1.3	4.4	0.5	2.8	0.05	0.2
Black-Scholes inputs:
Stock price	$1.89	$3.46	$1.89	$3,46	$1.89	$3.46
Exercise price	$2.45	$2.45	$2.45	$2.45	$2.50	$2.50
Risk free interest rate	2.23%	2.4%	0.56%	0.41%	2.23%	2.4%
Volatility	49.28%	76.6%	49.28%	76.6%	49.28%	76.6%
Expected term in years	5	4.5	1.5	1.0	5	4.5
Dividend	0	0	0	0	0	0

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

$2,500,000 upon the Company’s successful completion of a Phase 2 human clinical trial for a drug product candidate based on the NeuroTrans™ product candidate;

$5,000,000 upon on the Company’s successful completion of a Phase 3 human clinical trial for a drug product candidate based on the NeuroTrans™ product candidate;

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

23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days after it receives its first patent allowance on any patents which constitute part of the Purchased Assets in any one of certain predetermined countries (each, a “Major Market”).                                                                                                              -24-

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

23,312 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of completing predetermined benchmarks in a Major Market by the Company or its licensee of the first phase 2 human clinical trial for a Product (“Successful Completion”) if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of the Company’s restricted, unregistered Common Stock within thirty (30) days of such Successful Completion. In October 2008, the Company issued 23,312 shares of Raptor’s Common Stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.

11,656 shares of the Company’s restricted, unregistered Common Stock within fifteen (15) days of a Successful Completion in a Major Market by the Company’s or its licensee of the second phase 2 human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding paragraph above).

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

CONTRACTUAL OBLIGATIONS TO TPTX, INC. EMPLOYEES

Pursuant to the documents related to the 2009 Merger, including amended employment agreements with the TPTX, Inc. employees, who were former executives of TorreyPines prior to such merger, the Company was obligated to pay such former executives their salaries, benefits and other obligations through February 28, 2010, which obligations were extended through mid-April 2010.  There were no  remaining obligations as of May 31, 2010.

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”). In March 2006, the Company paid $20,207 as a security deposit on this lease, which expired in March 2009. Effective April 1, 2007, the Company leased additional office space adjoining the existing leased space, increasing the Company’s base rent to $9,764 per month without extending the term of the original lease. The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, the Company’s rent increased to $10,215, reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, the Company executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). In January 2010, the Company entered into a one year lease for administrative offices in San Mateo, California for $2,655 per month.  During the three and nine month periods ended May 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to May 31, 2010, the Company paid $38,811, $106,955, $31,904, $94,195 and $475,350, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2010	$39,736
September 1, 2010 to March 31, 2011	92,718

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

The future lease payments under the capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2010	$1,406
Fiscal year ending August 31, 2011	5,625
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	8,906
Less interest	(1,136)
Total current and long-term capital lease liability	$7,770

            Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three month period ended May 31, 2010, the Company maintained several contracts with research and clinical organizations to develop research assays and to assist with clinical research for Raptor’s cystinosis program.

The future commitments pursuant to the research agreement are as follows:

Period	Amount
June 1, 2010 through August 31, 2010	$1,345,881
Fiscal year ending August 31, 2011	2,604,414
Fiscal year ending August 31, 2012	744,605

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three month period ended May 31, 2010, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis trial. The future commitments pursuant to this agreement are as follows:

Period	Amount
June 1, 2010 through August 31, 2010	$105,583
Fiscal year ending August 31, 2011	110,566

FORMULATION / MANUFACTURING AGREEMENTS

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture DR Cysteamine for its cystinosis and Huntington’s Disease programs. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. Also in July 2008, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. The future commitments pursuant to these contracts are as follows:

Period	Amount
June 1, 2010 through August 31, 2010	$342,195
Fiscal year ending August 31, 2011	1,329,956
Fiscal year ending August 31, 2012	249,169
Fiscal year ending August 31, 2013	23,460

(12) SUBSEQUENT EVENTS

The Company’s management has evaluated events through July 14, 2010 (the date of this filing) noting no events that require adjustment of, or disclosure in, the condensed consolidated financial statements for the three month period ended May 31, 2010.

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

In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and including, but not limited to, the following:

•	our need for, and our ability to obtain, additional funds;

•	uncertainties relating to clinical trials and regulatory reviews;

•	our dependence on a limited number of therapeutic compounds;

•	the early stage of the products we are developing;

•	the acceptance of any of our future products by physicians and patients;

•	competition and dependence on collaborative partners;

•	loss of key management or scientific personnel;

•	our ability to obtain adequate intellectual property protection and to enforce these rights;

•	our ability to avoid infringement of the intellectual property rights of others; and

•	the other factors and risks described under the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q ,as well as other factors not identified therein.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of May 31, 2010, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp., TPTX, Inc., Raptor Discoveries Inc. (f/k/a Raptor Pharmaceutical Inc.), or Raptor Discoveries, and Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.), or Raptor Therapeutics. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors.”

Overview

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

Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine is effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. However, we believe that patient compliance is challenging due to the requirement for frequent dosing and gastrointestinal side effects. Our DR Cysteamine for the potential treatment of cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.

The EMA and FDA granted orphan drug designation for DR Cysteamine for the treatment of cystinosis in 2010 and 2006, respectively.

In June 2009, we commenced our Phase 2b clinical trial of DR Cysteamine in cystinosis, in which we enrolled nine cystinosis patients with histories of compliance using the currently available immediate-release form of cysteamine bitartrate. The clinical trial, which was conducted at the University of California at San Diego, or UCSD, evaluated safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of DR Cysteamine in patients. In November 2009, we released the data from the study which indicated improved tolerability and the potential to reduce total daily dosage and administration frequency compared to immediate-release cysteamine bitartrate.

On June 28, 2010, we commenced our Phase 3 clinical trial, designed as a multi-center, randomized, crossover, outpatient study of the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of every 12-hour DR Cysteamine compared to immediate-release cysteamine bitartrate in cystinosis patients.  The design of our Phase 3 clinical trial is a result of discussions with the FDA under a Special Protocol Assessment, or SPA, process by which the FDA provided significant guidance on trial protocol design, clinical endpoints, and statistical analyses.  The primary endpoint of our study is the steady-state white blood cell, or WBC, cystine levels of patients taking DR Cysteamine compared to immediate-release cysteamine bitartrate. Secondary endpoints are the safety and tolerability of DR Cysteamine and the comparability of steady-state PK of DR Cysteamine and immediate-release cysteamine bitartrate in cystinosis patients.  Our Phase 3 clinical trial will involve up to nine sites in North America and Europe.  We expect to initially enroll up to 30 patients.   Patients who complete the nine-week clinical trial will be offered enrollment into our long-term follow-on study.  We anticipate that our Phase 3 clinical trial will be completed in December 2010.  While we plan to commercialize DR Cysteamine in the U.S. by ourselves, we  may enter into marketing partnerships for certain markets outside of the U.S.

Development of DR Cysteamine for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH

In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients.

In May 2010, we presented positive Phase 2a clinical trial results from our pilot study of delayed-release cysteamine bitartrate in 11 adolescent patients with NASH, a progressive form of liver disease believed to affect 5% to 11% of the U.S. population. The results were presented at the Digestive Disease Week 2010 conference in New Orleans,

LA on May 2, 2010.   Our open-label Phase 2a clinical trial was conducted under a collaboration agreement with UCSD at UCSD's General Clinical Research Center. Eligible patients with baseline levels of the liver enzymes alanine transaminase, or ALT, and aspartate aminotransferase, or AST, that were at least twice normal levels were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of delayed-release cysteamine bitartrate (a prototype of our DR Cysteamine) for six months, followed by a six-month post-treatment monitoring period.

Patients showed a marked decline in ALT levels during the treatment period with 7 of 11 patients achieving a greater than 50% reduction and 6 of 11 reduced to within normal range. AST levels also saw significant improvements with patients averaging 41% reduction by the end of the treatment phase.  The reduction in liver enzymes was largely sustained during the 6 month post-treatment monitoring phase. Other important liver function markers showed positive trends.  Levels of cytokeratin 18, a potential marker of disease activity in Non-alcoholic Fatty Liver Disease, or NAFLD, decreased by an average of 45%.  Adiponectin levels increased by an average of 35% during the treatment period.  Reduced adiponectin levels are thought to be a marker of the pathogenesis and progression of NASH.  Body Mass Index, or BMI, did not change significantly during both the treatment and post-treatment phases.  Delayed-release cysteamine bitartrate demonstrated a strong, favorable safety profile, with mean gastrointestinal symptom scores of 1.1 at baseline and 0.7 after 6 months of treatment using a rating system in which the maximum score of 14 indicates most severe gastrointestinal symptoms.

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

We are currently working with our clinical trial material manufacturer to provide an appropriate formulation of DR Cysteamine for our next potential clinical trial in NASH and are preparing an IND submission in 2011 in anticipation of such clinical trial.  We are in early stages of discussions to co-develop or partner the clinical development of DR Cysteamine in NASH.

Development of DR Cysteamine for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase 2 clinical trial investigating DR Cysteamine in HD patients, anticipated to begin in the third quarter of 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France are being set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto DR Cysteamine and all non-placebo patients continuing on DR Cysteamine for up to another 18 months.  The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS.  We were granted Orphan Drug Designation in the U.S. by the FDA for cysteamine as a potential treatment for HD in 2008 and are in the process of applying for Orphan Drug Designation in the E.U.

In June 2010, we acquired an exclusive worldwide license to intellectual property related to the potential treatment of Huntington’s Disease from the Weizmann Institute of Science in Israel and Niigata University in Japan.  The Weizmann and Niigata patents cover the use of transglutaminase inhibitors, a class of molecules chemically similar to cysteamine, in the potential treatment of Huntington’s Disease and other neurological disorders.  These patents add to our portfolio of intellectual property related to our programs utilizing DR Cysteamine.

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

In 2008, we completed a Phase 2a dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study results demonstrated that the active ingredient in ConviviaTM significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of East Asian populations.

In June 2010, we entered into an exclusive agreement with Uni Pharma Co., Ltd., or Uni Pharma, to commercialize Convivia™ in Taiwan. Under terms of the agreement, we will grant to Uni Pharma an exclusive license under all relevant patent applications, trademarks and future patents controlled by us to market Convivia™ in Taiwan, with an option to expand the license to South Korea under the same terms. Uni Pharma will register Convivia™ for drug licensure for existing indications and will conduct a clinical trial and register ConviviaTM for acetaldehyde toxicity resulting from ALDH2 deficiency. Uni Pharma will be responsible for marketing and sales activities for the commercialization of Convivia™ in the markets covered under the license agreement.  We continue to seek potential partners in other Asian countries to continue clinical development of ConviviaTM in those countries.

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

Results of a Phase 2b clinical trial of tezampanel were released in October 2007. In the trial, a single dose of tezampanel given by injection was statistically significant compared to placebo in treating acute migraine headache. This was the sixth Phase 2 trial in which tezampanel has been shown to have analgesic activity. Based on a review of the Phase 2 data, the FDA has agreed that tezampanel may move forward into a Phase 3 program for acute migraine.

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

HepTideTM for Hepatocellular Carcinoma or HCC and Other Liver Diseases

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

We are evaluating conjugates between HepTideTM and other molecules for testing in vitro and in appropriate preclinical models for the potential treatment of HCC and other liver diseases.

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

In April 2009, Washington University conducted a preclinical study of WntTide™ in a breast cancer model which showed tumor inhibition. The results of this study were presented at the 2nd Annual Wnt Conference in Washington, D.C., in June 2009 and have been published in the peer-reviewed publication, the Proceedings of the National Academy of Sciences, on March 1, 2010. The paper, titled, “LRP6 Overexpression Defines a Class of Breast Cancer Subtype and Is a Target for Therapy,” presented results that support the potential efficacy of WntTide™ as a targeted treatment for triple-negative breast cancers, a particularly aggressive and difficult-to-treat indication for recurrent and metastatic disease. Abnormal Wnt activation, found in 40% to 60% of breast cancers, is often associated with triple-negative breast cancers. We are currently evaluating WntTide™ in a preclinical breast cancer model to inhibit the Wnt-signaling pathway designed to block cancers dependent upon signaling through LRP6, as well as other IND enabling studies.

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

Purchase of ConviviaTM

In October 2007, prior to the 2009 Merger, Raptor Pharmaceuticals Corp. purchased certain assets of Convivia, Inc., or

Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. Raptor Pharmaceuticals Corp. hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as the President of its clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call ConviviaTM, Raptor Pharmaceuticals Corp. issued to Convivia 200,000 shares of its common stock, an additional 200,000 shares of its common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 37,500 shares of its common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing ConviviaTM with Patheon. In March 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 100,000 shares of its common stock pursuant to the ConviviaTM purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for ConviviaTM and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 100,000 shares of its common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.   Due to the 2009 Merger, the 200,000, 200,000, 37,500, 100,000 and 100,000 shares of Raptor Pharmaceuticals Corp., respectively, described above, became 46,625, 46,625, 8,742, 23,312 and 23,312 shares of our common stock, respectively.  In July 2010, we issued 11,656 shares of our restricted common stock and paid a $10,000 cash bonus to Mr. Daley as result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.

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

Common Stock Warrant Liabilities

The warrants we issued in our December 2009 equity financing contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants as liabilities and will mark them to fair value at each period end.

Marking-to-Market

The warrants to purchase our common stock issued in the our December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in our condensed consolidated statements of operations.

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

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with ASC Topic 718, Accounting for Compensation Arrangements, or ASC 718 (previously listed as Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment), and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

In March 2005, the FASB issued ASC 718 (previously listed as Staff Accounting Bulletin, or SAB, No. 107, or SAB 107), which offers guidance for what was previously referred to as SFAS 123(R). ASC 718 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. ASC 718 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by ASC 718 include valuation models, expected volatility and expected term.

For the three month period ended May 31, 2010, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 3.1%; 7 year expected life; 77% volatility; 2.5% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven years; the expected life was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on NASDAQ since the closing of the 2009 Merger on September 30, 2009; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.  If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 8 of our condensed consolidated financial statements for further discussion of our accounting for stock based compensation.

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

Results of Operations

Three months ended May 31, 2010 compared with the three months ended May 31,  2009

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the three months ended May 31, 2010 increased by approximately $267,000 compared to the same period of the prior year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Legal expenses for clinical trial agreements and licenses	199
Cash bonuses paid in 2010 that did not occur in 2009	107
Salary increases in 2010 retroactive to September 1, 2009	101
Increase in office expenses due to additional personnel	49
Additional investor relations costs relating to annual meeting costs in 2010 that did not occur in 2009	43
Additional accounting and professional fees due to additional complexities related to the 2009 Merger	21
Increase in benefits costs and due to new employees	21
Increase in board fees due to new board member in Sept. 2009	10
Decrease in stock option expense due to options that were fully vested in 2009	(29)
Decrease in recruiting fee paid for CMO in 2009 and not in 2010	(28)
Increase in G&A costs allocated to R&D due to additional R&D personnel	(227)
General and Administrative variance Quarter to Date Third Quarter 2010 vs. Third Quarter 2009	267

Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the three months ended May 31, 2010 increased by approximately $281,000 over the prior year primarily due to:
Reason for Variance	Variance in $ Thousands
Manufacture of DR Cysteamine for cystinosis and Huntington's Disease clinical trials	299
Increase in executive and facilities costs to R&D	227
Clinical costs of preparing for Phase 3 cystinosis trial	115
Hiring of CMO in April 2009, salary increases retroactive to Sept. 1, 2009, addition of Director of Clinical Operations in March 2010	65
Increase in benefits costs	29
Additional travel for clinical trial preparation	21
Reduction of reagent purchases by preclinical development	(29)
Reduction of HepTide and WntTide preclinical studies in 2010	(111)
Reduction of R&D consultants replaced by CMO, Director of Program Mgmt. and Director of Clinical Operations	(335)
Research and Development variance Quarter to Date Third Quarter 2010 vs. Third Quarter 2009	281

Research and development expenses include the following: (in $ millions)

			Three month periods ended May 31,		Nine month periods ended May 31,
Major Program (stage of development)	Estimated next 12 months	Cumulative through May 31, 2010	2010	2009	2010	2009
DR Cysteamine – All Indications (clinical)	10.4	9.0	1.3	1.2	4.0	3.2
ConviviaTM (clinical)	-	2.3	-	0.1	0.2	0.3
HepTideTM (preclinical)	-	1.7	0.1	0.1	0.1	0.3
NeuroTransTM (preclinical)	-	0.3	-	-	-	-
WntTideTM (preclinical)	0.3	0.4	-	-	0.1	0.1
Minor or Inactive Programs	-	0.7	-	0.1	0.1	0.1
R & D Personnel and Other Costs Not Allocated to Programs	2.4	6.7	0.8	0.4	1.8	1.4
Total Research & Development Expenses	13.1	21.1	2.2	1.9	6.3	5.4

Major Program expenses recorded as general and administrative expenses: (in $ millions)

			Three month periods ended May 31,		Nine month periods ended May 31,
Major Program (stage of development)	Estimated next 12 months	Cumulative through May 31, 2010	2010	2009	2010	2009
DR Cysteamine – All Indications (clinical)	0.06	0.27	0.05	0.02	0.08	0.10
ConviviaTM (clinical)	0.04	0.14	0.02	-	0.05	-
HepTideTM (preclinical)	0.04	0.33	0.01	0.05	0.17	0.05
NeuroTransTM (preclinical)	0.03	0.18	0.02	0.01	0.04	0.03
WntTideTM (preclinical)	0.01	0.12	0.02	-	0.06	-

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

Current Status of Major Programs

Please refer to the section titled, “Future Activities” above in this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In November 2009, we released data from our Phase 2b clinical trial and in June 2010, we commenced our Phase 3 clinical trial to study DR Cysteamine in cystinosis patients. In May 2010, we presented the data from our NASH Phase 2a clinical trial. We anticipate studying DR Cysteamine in a Phase 2a clinical trial in HD patients in the third quarter of 2010.

Our ConviviaTM product candidate completed its initial clinical study in 2008 and in June 2010, we licensed Convivia TM to Uni Pharma for further clinical development in Taiwan, with an option to develop ConviviaTM in South Korea.  We continue to seek other potential partners for ConviviaTM in other Asian countries where its potential market exists. We are seeking to out-license our Tezampanel and NGX426 product candidates and no development costs will be incurred for the pain indication. NeuroTransTM is currently being studied under a collaboration agreement with Roche. HepTideTM will be undergoing further preclinical proof of concept studies and WntTideTM is being considered for potential out-licensing for further development.  All preclinical product candidates will require further study prior to potentially moving into a clinical phase of development.

Interest Income

Interest income increased by $2,522 for the three months ended May 31, 2010 compared to the same period of the prior year due to a small increase in money market interest rates.

Interest Expense

Interest expense for the three months ended May 31, 2010 and 2009 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $(4.3) million for the three months ended May 31, 2010 compared to the same period of the prior year due to the fact that there was no warrant liability recorded in the prior year.

Nine months ended May 31, 2010 compared with nine months ended May 31, 2009

General and Administrative

General and administrative expenses (including officer and employee compensation allocated to general and administrative expenses) for the nine months ended May 31, 2010 increased by approximately $991,000 compared to the same period of the prior year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Legal expenses for clinical trial agreements and licenses	361
Additional investor relations costs relating to two annual meeting costs in the current fiscal year that did not occur in prior fiscal year and increase in press releases due to the 2009 Merger	217
Increase in office expenses due to additional personnel	183
Increase in patent expenses related to preclinical and clinical pending patents	171
Additional accounting and professional fees due to additional complexities related to the 2009 Merger	135
Salary increases in 2010 retroactive to September 1, 2009	101
Increase in administrative consulting related to business development	85
Increase in D&O insurance costs due to increase in coverage limits	52
Increase in transfer agent fees due to 2009 Merger	50
Cash bonuses paid in 2010 that did not occur in 2009	40
Increase in board fees due to new board member in Sept. 2009 -40-	37
Increase in benefits costs and due to new employees	33
Decrease in recruiting fee paid for CMO in 2009 and not in 2010	(70)
Decrease in stock option expense due to options that were fully vested in 2009	(151)
Increase in G&A costs allocated to R&D due to additional R&D personnel	(253)
General and Administrative variance Year to Date Third Quarter 2010 vs. Third Quarter 2009	991

 Research and Development

Research and development expenses (including officer and employee compensation allocated to research and development) for the nine months ended May 31, 2010 increased by approximately $902,000 over the prior year primarily due to:

Reason for Variance	Variance in $ Thousands
Manufacture of DR Cysteamine for cystinosis and Huntington's Disease clinical trials	812
Clinical costs of preparing for Phase 3 cystinosis trial	746
Increase in executive and facilities costs to R&D	253
Hiring of CMO in April 2009, salary increases retroactive to Sept. 1, 2009, addition of Director of Clinical Operations in March 2010	192
Additional travel for clinical trial preparation	45
Increase in benefits costs	44
Increase in clinical lab services in preparation for Phase 3 trial	41
Reduction in milestones paid to UCSD in 2009 not repeated in 2010	(180)
Reduction of reagent purchases by preclinical development	(182)
Reduction of HepTide and WntTide preclinical studies in 2010	(266)
Reduction of R&D consultants replaced by CMO, Director of Program Mgmt. and Director of Clinical Operations	(603)
Research and Development variance Year to Date Third Quarter 2010 vs. Third Quarter 2009	902

Interest Income

Interest income decreased by $17,033 for the nine months ended May 31, 2010 compared to the same period of the prior year primarily due to the decrease in money market balances.

Interest Expense

Interest expenses for the nine months ended May 31, 2010 and 2009 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $(5.4) million for the nine months ended May 31, 2010 compared to the same period of the prior year due to the fact that there was no warrant liability recorded in the prior year.

Liquidity and Capital Resources

Capital Resource Requirements

As of May 31, 2010, we had approximately $3.5 million in cash, approximately $8.4 million in current liabilities (of which $7.3 million represented the non-cash common stock warrant liability) and approximately ($4.8) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $1.2 million.

            We believe our cash and cash equivalents at July 14, 2010 will be sufficient to meet our obligations into the fourth calendar quarter of 2010. In April 2010, we entered into a $15 million equity line facility with a single investor, which allows us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  Cumulatively, as of July 14, 2010, we have sold approximately 2.1 million shares under the equity line raising approximately $4.7 million.  We plan to continue to utilize the equity line to fund our current cash needs and at the same time are reviewing several proposals to raise additional equity in a private placement transaction in order to fund our operations through the next 12 to 18 months.  We also continue to review strategic partnerships and collaborations as a potential means to fund our preclinical and clinical programs in the future. If we are not able to obtain funds that provide significant additional capital for us in the next two months and are unable to draw on the equity line because the purchase price to the investor is below $1.50, we will be forced to scale down our expenditures as described herein or possibly cease operations.

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

In December 2009, we entered into a definitive securities purchase agreement, or the Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock.

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

We will need to raise significant long-term financing in order to implement our 12 month operating plan. If we are able to raise significant additional funding within the next two months, for the next 12 months we intend to expend a total of approximately $14.7 million to implement our operating plan of researching and developing our DR Cysteamine clinical programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.  Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:	In millions
Research and development activities	$11.6
Research and development compensation and benefits	1.5
General and administrative activities	0.8
General and administrative compensation and benefits	0.8
Capital expenditures	-
Total estimated spending for the next 12 months	$14.7

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

 Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for DR Cysteamine, improve upon our RAP-based and in-licensed technology and continue business development efforts for our other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees. Assuming we obtain additional long-term financing, we anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $11.6 million. We will need to scale down our research and development plans and expenses detailed herein in the 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

Officer and Employee Compensation

We have five executive officers, one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member. Assuming we obtain significant additional long-term financing, we anticipate spending up to approximately $2.3 million in officer and employee compensation during the next 12 months, of which $1.5 million is allocated to research and development expenses and $0.8 million is allocated to general and administrative expenses. We will need to scale down our officer and employee compensation expenses detailed herein in the next 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

General and Administrative

Assuming we obtain additional long-term financing, we anticipate spending approximately $0.8 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation. We will need to scale down our general and administrative plans and expenses detailed herein in the next 12 months if we are not able to raise significant additional funding over the next two months as detailed in the section above titled, “Capital Resource Requirements.”

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

Contractual Obligations with BioMarin

Pursuant to the terms of the asset purchase agreement we entered into with BioMarin for the purchase of intellectual property related to our RAP based technology (including NeuroTransTM), we are obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

•	$50,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $2,500,000;

•	$100,000 (paid by us in June 2006) within 30 days after we receive total aggregate debt or equity financing of at least $5,000,000;

•	$500,000 upon our filing and acceptance of an investigational new drug application for a drug product candidate based on our NeuroTransTM product candidate;

•	$2,500,000 upon our successful completion of a Phase 2 human clinical trial for a drug product candidate based on our NeuroTransTM product candidate;

•	$5,000,000 upon our successful completion of a Phase 3 human clinical trial for a drug product candidate based on our NeuroTransTM product candidate;

•	$12,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a drug product candidate based on our NeuroTransTM product candidate;

•	$5,000,000 within 90 days of our obtaining marketing approval from the FDA or other similar regulatory agencies for a second drug product candidate based on our NeuroTransTM product candidate;

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

•
23,312 shares of our restricted, unregistered common stock within fifteen (15) days of completion of predetermined benchmarks in a Major Market by us or our licensee of the first phase 2 human clinical trial for a Product, or Successful Completion if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of our restricted, unregistered common stock within thirty (30) days of such Successful Completion. In October 2008, Raptor Pharmaceuticals Corp. issued 100,000 shares of its common stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.  Due to the 2009 Merger, the 100,000 shares Raptor Pharmaceuticals Corp. described above became 23,312 shares of our common stock.

•
11,656 shares of our restricted, unregistered common stock within fifteen (15) days of a Successful Completion in a Major Market by us or our licensee of the second phase 2 human clinical trial for a Product (other than the Product for which a distribution is made under the immediately preceding bullet point above).

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

As discussed above, in aggregate, Raptor Pharmaceuticals Corp. issued to Mr. Daley, 200,000 shares of its common stock valued at $83,000 and paid $30,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.  Due to the 2009 Merger, such 200,000 shares Raptor Pharmaceuticals Corp. described above became 46,625 shares of our common stock.    In July 2010, we issued 11,656 shares of our restricted common stock and paid a $10,000 cash bonus to Mr. Daley as result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.

Contractual Obligations with Former Encode Securityholders

Pursuant to the terms of the merger agreement, or the Encode Merger Agreement, that we entered into with Encode Pharmaceuticals, Inc. and Nicholas Stergis in December 2007, former Encode securityholders will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:

•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to, in the aggregate, 116,562 shares of our common stock upon the receipt by it at any time prior to the fifth-year anniversary of the Encode Merger Agreement of approval to market and sell a product for the treatment of cystinosis predominantly based upon and derived from the assets acquired from Encode, or Cystinosis Product, from the applicable regulatory agency (e.g., FDA and European Agency for the Evaluation of European Medical Products, or EMA) in a given major market in the world.

•
Restricted, unregistered common stock, stock options to purchase our common stock, and warrants to purchase our common stock in an amount equal to 442,934 shares of our common stock upon the receipt by us at any time prior to the fifth anniversary of the Encode Merger Agreement of approval to market and sell a product, other than a Cystinosis Product, predominantly based upon and derived from the assets acquired from Encode, from the applicable regulatory agency (e.g., FDA and EMA) in a given major market in the world.

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

Contractual Obligations to TPTX, Inc. Employees

Pursuant to the documents related to the 2009 Merger, including amended employment agreements with the TPTX, Inc. employees, who were former executives of TorreyPines prior to the 2009 Merger, we were obligated to pay such former executives their salaries, benefits and other obligations through February 28, 2010, which obligations were extended through mid-April 2010.  As of May 31, 2010, we had no remaining obligations to such former executives and they received their final compensation in mid-April 2010.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the years ended August 31, 2009, 2008, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr Pilger Mayer, Inc., included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

New Accounting Pronouncements

In December 2007, the EITF reached a consensus on ASC Topic 808, Collaborative Agreement, or ASC 808 (previously EITF 07-01, Accounting for Collaborative Arrangements).  ASC 808 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. ASC 808 is effective for fiscal years beginning after December 15, 2008. As a result, ASC 808 is effective for us as of September 1, 2009.  Based upon the nature of our business, ASC 808 could have a material impact on our financial position and consolidated results of operations in future years, but had no material impact for the three and nine months ended May 31, 2010.

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

In May 2008, the FASB released ASC Topic 470, Debt, or ASC 470 (previously FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, we adopted ASC 470 as of

September 1, 2009. We have determined that ASC 470 had no material impact on our condensed consolidated financial statements for the three and nine months ended May 31, 2010.

In June 2008, the FASB issued FASB ASC Topic 815, Derivatives and Hedging, or ASC 815 (previously EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock).  ASC 815 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We adopted ASC 815 as of September 1, 2009 and have determined that ASC 815 had no material impact on our condensed consolidated statement of operations for the three and nine months ended May 31, 2010.

In April 2008, the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, or ASC 350 (previously FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 350 as of September 1, 2009 and have determined that ASC 350 had no material impact on our condensed consolidated financial statements for the three and nine months ended May 31, 2010.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, or ASC 855 (previously SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted ASC 855 as of August 31, 2009 and anticipate that the adoption will impact the accounting and disclosure of future transactions. Our management has evaluated and disclosed subsequent events from the balance sheet date of May 31, 2010 through July 14, 2010.

ASC Topic 825, Financial Instruments, or ASC 825 (previously FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended May 31, 2010.

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

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Standards, or ASC 105 (previously SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), or the Codification. The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in ASC 105 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 1, 2009 however, references to both current GAAP and the Codification are included in this filing. We have determined that this provision had no material impact on our condensed consolidated financial statements for the three and nine months ended May 31, 2010.

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

            In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-6. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the  milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  We will adopt ASU 2010-17 as of September 1, 2010 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

As of May 31, 2010, our investment portfolio did not include any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio, which consists 100% of money market accounts, and the interest rates in effect at May 31, 2010, we believe that a 100 basis point decrease in interest rates could result in a potential loss of future interest income of approximately $32,000 annually; however such a decrease would have no effect on the fair value of the money market principal balances.

Of our total consolidated cash and cash equivalent balance of approximately $3.5 million as of May 31, 2010, our money market balances represent $3.2 million, or 92%.

Our debt obligations consist of our capital lease to finance our photocopier, which carries a fixed imputed interest rate and, as a result, we are not exposed to interest rate market risk on our capital lease obligations. The carrying value of our capital lease obligation approximates its fair value at May 31, 2010.

 Item 4. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2010, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2010, were not effective at a reasonable assurance level solely with respect to new Item 5.07 (Submission of Matters to a Vote of Security Holders) that was added to the SEC’s Form 8-K effective as of February 28, 2010, which requires us to disclose the results of our stockholder meetings on a current report on Form 8-K within the time frame specified by the SEC for filings on Form 8-K.  We held our annual meeting of stockholders on March 9, 2010 and filed a Current Report on Form 8-K with the SEC disclosing the results of such annual meeting of stockholders on April 7, 2010.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.             Legal Proceedings.

Several lawsuits were filed against us (as TorreyPines) in February 2005 in the U.S. District Court for the Southern District of New York asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from June 26, 2003, through and including February 4, 2005, referred to as the class period. Dr. Marvin S. Hausman, M.D., a former director and a former Chief Executive Officer, and Dr. Gosse B. Bruinsma, M.D., also a former director and a former Chief Executive Officer, were also named as defendants in the lawsuits. These actions were consolidated into a single class action lawsuit in January 2006. On April 10, 2006, the class action plaintiffs filed an amended consolidated complaint. We filed our answer to that complaint on May 26, 2006. Our motion to dismiss the consolidated amended complaint was filed on May 26, 2006 and was submitted to the court for a decision in September 2006. On March 31, 2009 the U.S. District Court for the Southern District of New York dismissed the proceedings. On April 24, 2009, an appeal was filed with the United States Court of Appeals for the Second Circuit by the class action plaintiffs. Our response to such appeal was filed on October 23, 2009. On March 23, 2010, the United States Court of Appeals for the Second Circuit dismissed the plaintiffs’ complaint and upheld the original dismissal of the complaint by the U.S. District Court for the Southern District of New York. We do not anticipate any additional action on this claim since the deadline for the plaintiffs to appeal to the United States Supreme Court has lapsed.

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

Item 1A. Risk Factors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our securities involves a high degree of risk. Before you decide to invest in our securities, you should consider carefully all of the information in this Quarterly Report on Form 10-Q, including the risks and uncertainties described below, as well as other information included in or incorporated by reference into this Quarterly Report on Form 10-Q, particularly the specific risk factors discussed in the sections titled “Risk Factors” contained in our filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act before deciding whether to invest in our securities. Any of these risks could have a material adverse effect on our business, prospects, financial condition and results of operations. In any such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, or incorporated herein by reference, including our financial statements and the notes to those statements, and the information set forth under the caption “Forward-Looking Statement.” in Part I Item 2 of this Quarterly Report of Form 10-Q.  The risks described below and contained in our other periodic reports are not the only ones that we face.  Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

There were no material changes to the risk factors disclosed in our Annual Report of Form 10-K for the year ended August 31, 2009, during the three months ended May 31, 2010.

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of May 31, 2010 have been prepared assuming that we will continue as a going concern. As of May 31, 2010, we had an accumulated deficit of approximately $36.5 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2009, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents at July 14, 2010 will be sufficient to meet our obligations into the fourth calendar quarter of 2010. In April 2010, we entered into a $15 million equity line facility with a single investor, which allows us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  Cumulatively, as of July 14, 2010, we have sold approximately 2.1 million shares under the equity line raising approximately $4.7 million.  We plan to continue to utilize the equity line to fund our current cash needs and at the same time are reviewing several proposals to raise additional equity in a private placement transaction in order to fund our operations through the next 12 to 18 months.  We also continue to review strategic partnerships and collaborations as a potential means to fund our preclinical and clinical programs in the future. If we are not able to obtain funds that provide significant additional capital for us in the next two months and are unable to draw on the equity line because the purchase price to the investor is below $1.50, we will be forced to scale down our expenditures as described herein or possibly cease operations. We will need to sell equity or debt securities to raise significant additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise significant additional financing, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected and we may have to cease our operations.

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
-53-
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

In addition, all manufacturers and suppliers of pharmaceutical products must comply with current good manufacturing practices, or cGMP, requirements enforced by the FDA, through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of their review of any of our NDAs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if a manufacturer for us shifts production from one facility to another, the new facility must go through a complete regulatory qualification and be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a our third party manufacturer’s or key supplier’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

-56-
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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $5 million clinical product liability insurance policy, it may not be sufficient to cover future claims. We currently do not have any clinical or product liability claims or threats of claims filed against us.

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

In December 2009, the we entered into a definitive securities purchase agreement or the Purchase Agreement, dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto, collectively, the Investors, with respect to the offering of Units, whereby, on an aggregate basis, the Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit for aggregate gross proceeds of approximately $7.5 million.  Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock.  Units will not be issued or certificated. The shares of our common stock and the Warrants will be issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equaled to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock, on the same terms as the investor warrants described above.

In April 2010, we entered into a $15 million equity line facility with a single investor, which allows us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  Cumulatively, as of July 14, 2010, we have sold approximately 2.1 million shares under the equity line raising approximately $4.7 million.  We plan to continue to utilize the equity line to fund our current cash needs which could create additional pressure on our stock price as the equity line investor resells its shares of our common stock into the market.    On April 23, 2010, we filed a registration statement on Form S-1 registering the resale by Lincoln Park Capital Fund, LLC of up to 4.5 million shares of our common stock that have been issued or may be issued to Lincoln Park Capital Fund, LLC under our equity line.  Such registration statement was declared effective by the SEC on May 7, 2010.

As of May 31, 2010, there were (i) outstanding warrants to purchase 5,543,738 shares of our common stock at a weighted average exercise price of $2.60 per share (ii) outstanding options to purchase 1,232,686 shares of our common stock outstanding under our 2010 and  2006 Raptor stock option plans at a weighted-average exercise price of $2.41, (iii) options to purchase 157,667 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $106.89 and (iv) 2,721,384 shares of our common stock available for issuance under our 2010 Raptor Pharmaceutical stock option plan.  The shares issuable under our stock option plans will be available for immediate resale in the public market.  The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuance of Shares Pursuant to Equity Line

On April 16, 2010, we signed a purchase agreement, or the LPC Purchase Agreement, with Lincoln Park Capital Fund, LLC, or LPC, together with a registration rights agreement, whereby LPC has agreed to purchase up to $15 million of our common stock over a 25-month period.  Under the registration rights agreement, we agreed to file a registration statement on Form S-1 related to the resale of the shares that have been issued or may be issued to LPC under the LPC Purchase Agreement.  Such registration statement was declared effective by the SEC on May 7, 2010.  We have the right over a 25-month period to sell our shares of common stock to LPC in amounts of up to $1,000,000 per sale (with a minimum of $100,000 per sale), depending on certain conditions as set forth in the LPC Purchase Agreement, up to the aggregate amount of $15 million.  The LPC Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  The proceeds received by us under the

LPC Purchase Agreement are expected to be used for working capital to support our clinical trials for DR Cysteamine in cystinosis and Huntington’s Disease and for other general corporate purposes.

The purchase price of the shares issued to LPC under the LPC Purchase Agreement is based on the prevailing market prices of our shares at the time of sale without any fixed discount. We control the timing and amount of any sales of shares to LPC.  LPC does not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $1.50 per share.

In consideration for entering into the LPC Purchase Agreement, we issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on our balance sheet and amortized over the usage of the equity line) as a commitment fee and are required to issue up to 217,549 shares of our common stock pro rata as LPC purchases the $15 million of our common stock over the 25-month period.  Pursuant to the LPC Purchase Agreement, during the quarter ended May 31, 2010, we sold an aggregate of 1,291,385 shares to LPC at a weighted average price of $1.86 and paid commitment fees to LPC in the form of 34,808 shares (in addition to the 145,033 shares issued at an initial commitment fee), valued at $116,955.

For the issuance of the 1,471,226 shares to LPC, we claim an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act because, among other things, the transactions did not involve a public offering, LPC was an accredited investor and LPC had access to information about the Company and its investment.  The table below sets forth the date and number of shares with respect to each issuance of unregistered shares to LPC during the three months ended May 31, 2010.

Issuance Date	Number of Shares of Common Stock Issued
4/16/2010	145,033
5/7/2010	190,576
5/11/2010	188,169
5/13/2010	183,844
5/17/2010	173,923
5/19/2010	163,702
5/24/2010	149,002
5/25/2010	143,363
5/27/2010	133,614
1,471,226

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

4.21	Reference is made to Exhibits 3.1 through 3.6.
(10)	Material Contracts
10.1
Purchase Agreement, dated as of April 16, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed on April 22, 2010).

10.2
Registration Rights Agreement, dated as of April 16, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, filed on April 22, 2010).

10.3#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).
10.4#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).

(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
#	Indicates management contract or compensatory plan or arrangement.
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
Date:  July 15, 2010

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 15, 2010

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

4.21	Reference is made to Exhibits 3.1 through 3.6.
(10)	Material Contracts
10.1
Purchase Agreement, dated as of April 16, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, filed on April 22, 2010).

10.2
Registration Rights Agreement, dated as of April 16, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, filed on April 22, 2010).

10.3#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).
10.4#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).

(31)	Section 302 Certification
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
#	Indicates management contract or compensatory plan or arrangement.
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.14 - 4.20 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.