Form 10-K
period 2010-08-31
Raptor Pharmaceutical Corp
filed 2010-11-22
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number 000-50720

Raptor Pharmaceutical Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA 94949
(Address of principal executive offices)

(415) 382-8111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Capital Market
Preferred Share Purchase Rights

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,213,378 shares common stock, par value $0.001, outstanding as of November 5, 2010.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 26, 2010 (the last business day of the registrant’s most recently completed second quarter) was $44.2 million.

The documents incorporated by reference are as follows:

None.

RAPTOR PHARMACEUTICAL CORP.

PART I
FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, in other filings with the Securities and Exchange Commission, or the SEC, and in press releases and other public statements by our officers throughout the year, we make or will make statements that plan for or anticipate the future. These “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, include statements about our future business plans and strategies, as well as other statements that are not historical in nature. These forward-looking statements are based on our current expectations.

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
• our ability to avoid infringement of the intellectual property rights of others; and
• the other factors and risks described under the section captioned “Risk Factors,” as well as other factors not identified therein.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, the factors discussed in this Annual Report on Form 10-K, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, could cause actual results or outcomes to differ materially and/or adversely from those expressed in any forward-looking statements made by us or on our behalf, and therefore we cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on any such forward-looking statements. We cannot give you any assurance that such forward-looking statements will prove to be accurate and such forward-looking events may not occur. In light of the significant uncertainties inherent in such forward-looking statements, you should not regard the inclusion of this information as a representation by us or any other person that the results or conditions described in those statements or our objectives and plans will be achieved.

All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the date of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

ITEM 1:                      BUSINESS

All discussions in this Annual Report on Form 10-K regarding our common stock, our stock price, our stock options and warrants to purchase our common stock have been converted to their equivalent post-merger number shares and equivalent post-merger stock prices and exercises prices.  See page 3 for further discussion about our Reverse Merger with Raptor Pharmaceuticals Corp.

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

Preclinical Product Candidates

Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer. These preclinical platforms include the following:

•
Our receptor-associated protein, or RAP, platform consists of: HepTide™ for the potential treatment of primary liver cancer and other liver diseases; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier for treatment of a variety of neurological diseases.

•	Our mesoderm development protein, or Mesd, platform consists of WntTide™ for the potential treatment of breast cancer.

We are also examining our glutamate receptor antagonists, tezampanel and NGX426, for the potential treatment of thrombosis disorder.

Future Activities

Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine clinical programs and continued development of our preclinical product candidates. We also plan to seek business development partners for our Convivia™ product candidate and Tezampanel and NGX426. We may also develop future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurances that our research and development activities will be successful.  In addition, if we do not raise additional funds, we may not be able to continue as a going concern.

Strategic Acquisitions

Reverse Merger with Raptor Pharmaceuticals Corp., or RPC

In July 2009, we, and our then wholly-owned subsidiary ECP Acquisition, Inc., a Delaware corporation, or merger sub, entered  into an Agreement and Plan of Merger and Reorganization, or the 2009 Merger Agreement, with Raptor Pharmaceuticals Corp., a Delaware corporation, or RPC. On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, merger sub was merged with and into RPC and RPC survived such merger as our wholly-owned subsidiary. This merger is referred to herein as the 2009 Merger.  Immediately prior to the 2009 Merger and in connection therewith, we effected a 1-for-17 reverse stock split of our common stock and changed our corporate name to “Raptor Pharmaceutical Corp.”

As of immediately following the effective time of the 2009 Merger, RPC’s stockholders (as of immediately prior to such 2009 Merger) owned approximately 95% of our outstanding common stock and our stockholders (as of immediately prior to such 2009 Merger) owned approximately 5% of our outstanding common stock, in each case without taking into account any of our or RPC’s shares of common stock, respectively, that were issuable pursuant to outstanding options or warrants of ours or RPC, respectively, outstanding as of the effective time of the 2009 Merger. Although RPC became our wholly-owned subsidiary, RPC was the “accounting acquirer” in the 2009 Merger and its board of directors and officers manage and operate the combined company. Our common stock currently trades on the NASDAQ Capital Market under the ticker symbol, “RPTP.”

Purchase of Convivia™

In October 2007, prior to the 2009 Merger, RPC purchased certain assets of Convivia, Inc., or Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. RPC hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as the President of its clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call Convivia™, RPC issued to Convivia 46,625 shares of our common stock, an additional 46,625 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing Convivia™ with Patheon. In March 2008, RPC issued to Mr. Daley 23,312 shares of our common stock pursuant to the Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for Convivia™ and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, RPC issued to Mr. Daley 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.   In July 2010, we issued 11,656 shares of our restricted common stock valued at $35,551and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.

Purchase of DR Cysteamine

In December 2007, prior to the 2009 Merger, through a merger between Encode Pharmaceuticals, Inc., or Encode, and Raptor Therapeutics, RPC purchased certain assets, including the clinical development and commercial rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, RPC issued 802,946 shares of our common stock to the stockholders of Encode, or Encode Stockholders, options, or Encode Options, to purchase up to, in the aggregate, 83,325 shares of our common stock to the optionholders of Encode, or Encode Optionholders, and warrants, or Encode Warrants, to purchase up to, in the aggregate, 256,034 shares of our common stock to the warrantholders of Encode, or Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, referred to herein collectively as the Encode Securityholders, as of the date of such agreement.  The Encode Securityholders are eligible to receive up to an additional 559,496 shares of our common stock, Encode Options and Encode Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the University of California at San Diego, or UCSD, School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of August 31, 2010 and 2009 by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. To-date, we have accrued $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Company History

Corporate Structure

We were initially incorporated in Nevada on July 29, 1997 as Axonyx Inc. In October 2006, Axonyx Inc. and its then-wholly-owned subsidiary completed a reverse merger, business combination with TorreyPines Therapeutics, Inc., reincorporated in Delaware and changed our corporate name to “TorreyPines Therapeutics, Inc.”

On September 29, 2009, we and a wholly-owned subsidiary completed a reverse merger, business combination with RPC pursuant to which RPC became our wholly-owned subsidiary.  Immediately prior to such time, we changed our corporate name to “Raptor Pharmaceutical Corp.” After such merger, our common stock began trading on the NASDAQ Capital Market and currently trades under the ticker symbol “RPTP.”  This merger is referred to herein as the 2009 Merger.  Immediately prior to the 2009 Merger and in connection therewith, we effected a 1-for-17 reverse stock split of our common stock.

RPC was incorporated in the State of Nevada on April 1, 2002 under the name of Highland Clan Creations Corp., or HCCC. On June 9, 2006, HCCC merged with RPC which was incorporated on May 5, 2006 in Delaware. As a result, HCCC was reincorporated from the State of Nevada to the State of Delaware and changed its corporate name to “RPC”.  HCCC was a publicly traded company quoted on the OTC Bulletin Board and upon such merger, its common stock traded on the OTC Bulletin Board under the ticker “RPTP.”  Our principal executive office is located at 9 Commercial Blvd., Suite 200, Novato, CA 94949.  Our phone number is (415) 382-8111.

On May 25, 2006, RPC acquired 100% of the outstanding capital stock of Raptor Discoveries (f/k/a Raptor Pharmaceutical Inc.) (incorporated in Delaware on September 8, 2005), a development-stage research and development company and on June 9, 2006, RPC disposed of its former wholly-owned subsidiary, Bodysentials Health & Beauty Inc., which sold nutritional milkshakes and drinks on the Internet. On August 1, 2007, RPC formed Raptor Therapeutics Inc. (f/k/a Bennu Pharmaceuticals Inc.) as its wholly-owned subsidiary for the purpose of developing clinical-stage drug product candidates through to commercialization.

Financing History of RPC

Initial Investors

On May 25, 2006, in exchange for all of the outstanding common stock of Raptor Pharmaceutical Inc. (now known as Raptor Discoveries Inc.), RPC issued 1,864,987 shares of our common stock to the-then Raptor Pharmaceutical Inc. stockholders including 699,370 shares of our common stock to each of Christopher M. Starr, Ph.D., and Todd C. Zankel, Ph.D., our Chief Executive Officer and Chief Scientific Officer, respectively, 233,123 shares of our common stock to Erich Sager, a member of our board of directors and 233,123 shares of our common stock to an unrelated third party. These initial stockholders of Raptor Pharmaceutical Inc. purchased common stock of Raptor Pharmaceutical Inc. when it was a privately held company for the following amounts of proceeds: Dr. Starr $5,000; Dr. Zankel $5,000; Mr. Sager $100,000 and the unrelated third party $200,000

$5 Million Financing and the 2006 Reverse Merger

Pursuant to an agreement dated March 8, 2006, with HCCC, on May 25, 2006, RPC closed a $5 million financing concurrent with a reverse merger. As part of that agreement, HCCC loaned RPC $0.2 million to be repaid with accrued interest upon the earlier of six months or the closing of the financing. Also, the agreement stated that pending the closing of at least a $3.5 million financing, HCCC would be obligated to issue 186,499 units as fees to a placement agent and $30,000 in commissions to an investment broker. In the financing HCCC sold 1,942,695 units of RPC at $2.57 per unit. Each such unit consisted of one share of our common stock and one common stock purchase warrant exercisable for one share of our common stock at $2.57 per share. The warrants were exercisable for 18 months and expired on November 25, 2007. Gross proceeds from the financing were $5 million and net proceeds after the repayment of the $0.2 million loan plus interest and the deduction of commissions and legal fees totaled approximately $4.6 million. Prior to the warrants expiring, RPC received $3,895,000 in gross proceeds from the exercise of warrants in exchange for 1,513,359 shares of our common stock.

Issuance of Common Stock Pursuant to Stock Option Exercises

Since inception, we and RPC have received $72,722 from the exercise of stock options resulting in the issuance of 41,262 shares of common stock. Our common stock outstanding as of November 5, 2010 was 30,213,378 shares.

RPC’s 2008 and 2009 Private Placements and Warrant Exchange

During May and June 2008, prior to the 2009 Merger, RPC, issued an aggregate of 4,662,468 units of its securities, each unit comprised of one share of our common stock and one warrant to purchase one half of one share of our common stock, at a unit purchase price of $2.15 per unit, in a private placement with various accredited investors. The warrants, exercisable for two years from closing of such private placement, as initially issued, entitled such investors to purchase up to an aggregate of 2,331,234 shares of RPC’s common stock at an exercise price of $3.22 per share during the first year and $3.86 per share during the second year. In connection with this private placement, RPC issued placement agents warrants to purchase in the aggregate 489,559 shares of our common stock at an exercise price of $2.36 per share for a five year term and it paid to such placement agents cash fees totaling $700,000. Such placement agent warrants contained a cashless (net exercise) feature that allows its holders, under certain circumstances, to exercise such warrants without making any cash payment. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 438,890 shares of our common stock and was paid cash commissions of $627,550. Erich Sager, one of our board members, serves on the board of directors of Limetree Capital and is a founding partner thereof.

In July 2009, prior to the 2009 Merger, RPC closed a warrant exchange offer with those investor-warrant holders who were holders of the warrants to purchase its common stock issued in connection with its May and June 2008 private placement, as described above, of the right to exchange such warrants and subscribe for new warrants to purchase shares of RPC’s common stock at an exercise price of $1.29 per share (to the extent such new warrants were exercised (in whole or in part) on or before July 17, 2009). Pursuant to such warrant exchange, new warrants were exercised for an aggregate amount of 2,031,670 shares of our common stock which resulted in aggregate proceeds to RPC of $2,614,500.

In August 2009, prior to the 2009 Merger, RPC issued an aggregate of 1,738,226 units of our securities, each unit comprised of one share of our common stock and one warrant to purchase one half of one share of our common stock, at a unit purchase price of $1.37 per unit, in a private placement with various accredited investors. The warrants, exercisable for two years from closing of such private placement, as initially issued, entitled such investors to purchase up to an aggregate of 869,113 shares of our common stock at an exercise price of $2.57 per share during the first year and $3.22 per share during the second year. In connection with this private placement, RPC issued Limetree Capital, the placement agent in such private placement, warrants to purchase in the aggregate 129,733 shares of our common stock at an exercise price of $1.50 per share for a five year term and it paid to such placement agent cash fees totaling $59,360. Such placement agent warrants contained a cashless (net exercise) feature that allows its holders, under certain circumstances, to exercise such warrants without making any cash payment.

We filed a registration statement with the SEC, covering the resale of 5,557,865 shares of our common stock, including common stock issuable upon the exercise of the warrants, on October 13, 2009.  Such registration statement covers certain of our common stock as described above.

Post-Merger Financings

Registered Direct Offering

On December 17, 2009, we entered into a Placement Agent Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, as placement agent relating to the issuance and sale to the Direct Offering Investors (as defined below) pursuant to a registered direct offering, or the Direct Offering, of up to 3,747,558  units, or the Units, consisting of (i) 3,747,558 shares of our common stock, (ii) warrants to purchase an aggregate of up to 1,873,779 shares of our common stock (and the shares of common stock issuable from time to time upon exercise of such warrants), or the Series A Warrants, and (iii) warrants to purchase an aggregate of up to 1,873,779 shares of our common stock (and the shares of common stock issuable from time to time upon exercise of such warrants), or the Series B Warrants, and collectively with the Series A Warrants we refer to as Investor Warrants.

Ladenburg received a placement fee equal to 6.5% of the gross cash proceeds to us from the Direct Offering of the Units or $487,183 (excluding any consideration that may be paid in the future upon exercise of the Warrants), a warrant to purchase up to an aggregate of 74,951 shares of our common stock at $2.50 per share (valued at approximately $52,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and

$25,000 in out-of-pocket accountable expenses.  The warrant issued to Ladenburg has the same terms and conditions as the Investor Warrants except that the exercise price is 125% of the public offering price per share or $2.50 per share, and the expiration date is five years from the effective date of that certain shelf registration statement on Form S-3 (Registration No. 333-162374) which was declared effective by the SEC on November 5, 2009.

In connection with the Direct Offering, following execution of the Placement Agent Agreement, we also entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto, collectively referred to as Direct Offering Investors, with respect to the Direct Offering of the Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and estimated net proceeds after commissions and expenses of approximately $6.2 million.  Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the Warrants were issued separately.  The Series A Warrants are exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants are exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  The Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%).  Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants are classified as liability on our consolidated financial statements.

Equity Line Facility with Lincoln Park Capital Fund, LLC, or LPC

On April 16, 2010, we executed a purchase agreement, or the LPC Purchase Agreement, and a registration rights agreement, or the LPC Registration Rights Agreement, with LPC.  Under the LPC Purchase Agreement, LPC is obligated to purchase from us up to $15 million of our common stock, from time to time over a twenty-five (25) month period. The issuance of our common stock to LPC under the LPC Purchase Agreement is exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as the transaction did not involve a public offering.

Pursuant to the LPC Registration Rights Agreement, we filed a registration statement on April 23, 2010 with the SEC, for 4.5 million shares of our common stock covering the shares that have been issued or may be issued to LPC under the LPC Purchase Agreement.  The registration statement was declared effective on May 7, 2010.  Thereafter, over approximately 25 months, generally we have the right to direct LPC to purchase up to $15,000,000 of our common stock in amounts up to $100,000 as often as every two business days under certain conditions. We can also accelerate the amount of our common stock to be purchased under certain circumstances.  No sales of shares may occur at a purchase price below $1.50 per share.  The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the LPC Purchase Agreement without any fixed discount.  We may at any time in our sole discretion terminate the LPC Purchase Agreement without fee, penalty or cost upon one business days notice.  We issued 145,033 shares of our common stock to LPC as a commitment fee for entering into the agreement, and we are obligated to issue up to 217,549 shares pro rata as LPC purchases up to $15,000,000 of our common stock as directed by us.

The 4.5 million shares that we registered consist of 4,137,418 shares that we have or may sell to LPC, 145,033 shares we issued as a commitment fee, and 217,549 shares that we have or are obligated to issue to LPC as a commitment fee pro rata as up to $15 million of our common stock is purchased by LPC.

Cumulatively, as of November 5, 2010, we have sold approximately 2.2 million shares under the equity line, raising approximately $4.9 million in gross proceeds to us.  See the section titled “Purchase of Equity Securities and Affiliated Purchasers” in the Annual Report on Form 10-K for additional details. We may direct LPC to purchase up to an additional $10.1 million of shares of our common stock under the LPC Purchase Agreement over the next 21 months, generally in amounts of up to $100,000 every 2 business days.  The selling price of our common stock to LPC will have to average at least $5.14 per share for us to receive the maximum proceeds of $15 million under the LPC Purchase Agreement.  Assuming a purchase price of $1.50 per share (the minimum price of the common stock) and the purchase by LPC of the 1,966,620 shares left under the LPC Purchase Agreement plus the proceeds from the 2,170,798 shares purchased by LPC to-date, proceeds to us would only be approximately $7.8 million unless we choose to register more than 4,137,418 shares for sale to LPC under the LPC Purchase Agreement, which, subject to the approval of our board of directors, we have the right, but not the obligation, to do.  In the event we elect to issue more than the 4.5 million shares of our common stock registered under a certain registration statement with the SEC, we must first register under the Securities Act, any additional shares we may elect to sell to LPC before we can sell such additional shares, which could cause substantial dilution to our stockholders.  In addition, in the event that we decide to issue more than 4.5 million shares, i.e., greater than 19.99% of our outstanding shares of common stock as of the date of the LPC Purchase Agreement, we would first be required to seek stockholder approval in order to be in compliance with the NASDAQ Capital Market rules.

2010 Private Placement

On August 9, 2010, we entered into a securities purchase agreement with 23 investors set forth on the signature pages thereto (or, the U.S. Investors) and a separate securities purchase agreement with a certain Canadian investor (or, the Canadian Investor and together with the U.S. Investors, the 2010 Private Placement Investors) set forth on the signature pages thereto (or collectively, the 2010 Private Placement Purchase Agreements), for the private placement, or the 2010 Private Placement, of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   JMP Securities LLC, or the Placement Agent, served as our placement agent in the 2010 Private Placement.

The closing of this private placement occurred on August 12, 2010.  We issued and sold an aggregate of 4,897,614 units, comprised of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  As the placement agent for the 2010 Private Placement, the Placement Agent was issued one warrant to purchase 97,952 shares of our common stock, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.

In connection with the 2010 Private Placement, on August 12, 2010, we entered into a registration rights agreement, or the 2010 Private Placement Registration Rights Agreement, with the 2010 Private Placement Investors, pursuant to which we filed with the SEC a registration statement covering the resale of the common stock issued to the 2010 Private Placement Investors under the 2010 Private Placement Purchase Agreements and the shares of common stock that will be issued to the 2010 Private Placement Investors upon exercise of the warrants, including the warrant issued to the Placement Agent.  Such registration statement was declared effective on August 31, 2010.

Our securities offered and sold under the 2010 Private Placement Purchase Agreements to the 2010 Private Placement Investors were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Proprietary Rights

We purchased from BioMarin Pharmaceutical Inc., or BioMarin, the intellectual property owned by BioMarin for the research and development of the RAP technologies, including two patents, two pending patent applications and two provisional patent applications in review in the U.S., and countries in Europe and Asia and two trademarks for NeuroTrans™.  Subsequent to the purchase from BioMarin, we have filed four additional patent applications for our RAP technologies.  As of November 10, 2010, we have 16 patent applications under prosecution in the U.S. and internationally.  Two of these applications relate to cysteamine, seven relate to our ConviviaTM program and the remaining seven cover our RAP platform.  Four patents have been allowed in the U.S. relating to our RAP platform:  US 7,700,554 expires in 2022; US 7,560,431 expires in 2023; US 7,569,544 expires in 2023 and US 7,829,537 expires in 2023, and another was allowed in Japan, Australia and Europe which expires in 2022.  All other applications are awaiting examination in a variety of countries.  We also entered into an exclusive worldwide license agreement with Washington University for our Mesd program for the treatment of cancer and bone diseases.  We fund the prosecution of a patent application covering this technology, which entered national phase in the U.S. and internationally in November 2009.  In December 2007, we acquired an exclusive worldwide license agreement to pending patent applications from UCSD relating to our DR Cysteamine program.  In March 2008, we amended our license with UCSD to add exclusive worldwide rights to develop DR Cysteamine for the potential treatment of NASH.  Through the 2009 Merger, we have a license from Eli Lilly & Co. for the intellectual property related to tezampanel and NGX426 for pain indications and a license of tezampanel and NGX426 for the treatment of thrombotic disorder from JHU.  We fund the prosecution of a patent covering this technology, which entered national phase in the U.S. in August 2009.  In June 2010, we acquired an exclusive worldwide license to two issued patents related to the treatment of Huntington’s Disease and other neurological disorders, from the Weizmann Institute of Science in Israel and Niigata University in Japan.  These two patents, which expire in 2019, cover the use of transglutaminase inhibitors, a class of molecules chemically similar to cysteamine.

Regulatory Exclusivities

Orphan Drug Designation

We have been granted access to an Orphan Drug Designation from the U.S. Food and Drug Administration, or FDA, for use of DR Cysteamine to potentially treat cystinosis and the use of Cysteamine to potentially treat HD and Batten Disease. The Orphan Drug Act of 1983 generally provides incentives, including marketing exclusivity and tax benefits, to companies that undertake development and marketing of products to treat relatively rare diseases, which are defined as diseases for which fewer than 200,000 persons in the U.S. would be likely to receive the treatment. A drug that receives orphan drug status may receive up to seven years of exclusive marketing in the U.S. for that indication. Equivalent European regulations may give us ten years of marketing exclusivity for that indication in Europe. DR Cysteamine has been granted Orphan Drug Designation by the FDA and the European Medicines Agency, or EMA.  If we fail to maintain orphan drug exclusivity for some of our drug product candidates, our competitors may sell products to treat the same conditions and our results of operations and revenues will be affected.

Competition

Cystinosis

The only pharmaceutical product currently approved by the FDA and the EMA, to treat cystinosis that we are aware of is Cystagon® (rapid release cysteamine bitartrate capsules), marketed in the U.S. by Mylan Pharmaceuticals, and by Recordati and Swedish Orphan International in markets outside of the U.S. Cystagon® was approved by FDA in 1994 and is the standard of care for cystinosis treatment.

While we believe that our DR Cysteamine formulation will be well received in the market due to what we believe will be reduced dose frequency and improved tolerability, if we receive marketing approval, we anticipate that Cystagon® will remain a well-established competitive product which may retain many patients, especially those for whom the dose schedule and tolerability do not pose significant problems.

We are not aware of any pharmaceutical company with an active program to develop an alternative therapy for cystinosis. There are companies developing and/or marketing products to treat symptoms and conditions related to, or resulting from cystinosis, but none developing products to treat the underlying metabolic disorder. Academic researchers in the U.S. and Europe are pursuing potential cures for cystinosis through gene therapy and stem cell therapy, as well as pro-drug approaches as alternatives to cysteamine bitartrate for cystinosis treatment. The development timeline for these approaches is many years.

Huntington’s Disease

We are not aware of any currently available treatment alternatives for HD, although there are products available such as Haldol, Klonopin and Xenazine to treat uncontrollable movements and mood swings that result from the disease. There are several pharmaceutical companies pursuing potential cures and treatments for HD, as well as numerous academic- and foundation-sponsored research efforts.

Companies with HD product candidates in development include Medivation, Inc., Amarin, Eli Lilly & Co. and Pfizer. Several other companies have drug candidates in preclinical development. Additionally, nutritional supplements including creatinine and coenzyme Q10 have been investigated as potential treatments for HD. The Huntington Study Group sponsors numerous studies of potential therapies for HD, including coenzyme Q10 and the antibiotic minocycline.

NASH

We are not aware of any currently available treatment options for NASH. Weight loss, healthy diet, abstinence from alcohol and increased physical activity are typically suggested to slow the onset of NASH. There are numerous therapies being studied for NASH, including anti-oxidants (Vitamin E, betaine, Moexipril from Univasc), insulin sensitizing agents (Actos® from Takeda Pharmaceuticals for type 2 diabetes, in an ongoing Phase 3 study for NASH sponsored by University of Texas) and drugs to improve blood flow (Trental® from Aventis for treatment of intermittent claudication, which is reported to have failed to meet endpoints in a Phase 2 study for NASH). Gilead Sciences is developing a pan-caspase inhibitor for NASH. Other products being studied for NASH include Byetta from Amylin, in an ongoing Phase 2/3 study for NASH; and siliphos, or milk thistle, in a UCSD Phase 2 study for NASH.

ALDH2 Deficiency

ALDH2 deficiency affects hundreds of millions of people worldwide and is especially prevalent in East Asian populations. The association of this metabolic disorder with serious health risks, including liver diseases and digestive tract cancers, has been documented in numerous peer-reviewed studies over the last 10 years. We are not aware of any pharmaceutical products currently approved for this indication, either in the U.S. or internationally. However, given the size of the potential patient population and the emerging awareness of this disorder as a serious health risk, we expect there are or will be other pharmaceutical companies, especially those with commercial operations in Asian countries, developing products to treat the symptoms of this condition. Many of these competitors may have greater resources, and existing commercial operations in the Asian countries which we expect will be the primary markets for this product.

Additionally, there are non-pharmaceutical products available such as supplements and traditional remedies, especially in some Asian countries, which are claimed to be effective in reducing the symptoms associated with ALDH2 deficiency and other physical reactions to ethanol consumption. Although we are not aware of any study which has demonstrated the efficacy of such non-pharmaceutical alternatives, these products may compete with our ALDH2 deficiency product candidate if it is approved for marketing.

Migraine

Triptans are the most commonly prescribed drugs for the treatment of moderate to severe migraine. There are currently seven triptans approved for use and Imitrex®, marketed by GlaxoSmithKline, dominates the market. Other triptans are: Zomig®, Maxalt®, Amerge®, Frova™, Axert®, and Relpax®. According to PhRMA’s 2008 report, Medicines in Development for Neurologic Disorders, there are more than 30 companies seeking to develop compounds to treat migraine and pain disorders or to obtain additional indications to broaden the use of currently approved pain relieving prescription medications. This list includes most of the large pharmaceutical companies such as Abbott Laboratories, AstraZeneca, Eisai, Elan, Eli Lilly, GlaxoSmithKline, Merck, Pfizer, and Wyeth Pharmaceuticals as well as small and mid-sized biotechnology companies.

Pain

In the neuropathic pain market, we would compete with companies such as Pfizer, marketing Neurontin and Lyrica®, and Eli Lilly, marketing Cymbalta® in addition to opioids approved for treating neuropathic pain, off-label uses of products to treat neuropathic pain and generic products. Given the size of the neuropathic pain market, approximately $3.5 billion in 2006 and expected to double by 2016, it is likely that most of the large pharmaceutical companies as well as many biotechnology companies will look to develop compounds to treat neuropathic pain. Since the licensing of tezampanel, Eli Lilly has continued development of more potent and specific molecules (e.g., iGluR5 antagonists) targeting the same receptors as tezampanel and NGX424 and based on the same chemistry (i.e., tetrahydroisoquinoline moiety) as tezampanel and NGX424. Eli Lilly’s third generation candidate is currently in Phase 2 studies for osteoarthritis and peripheral neuropathy.

Primary Liver Cancer

Surgical resection of the primary tumor or liver transplantation remains the only curative options for HCC patients. The acute and tragic nature of this aggressive cancer and the widely preserved unmet medical need continues to attract a significant level of interest in finding ways of treating this disease. For example, there are currently over 140 ongoing clinical trials actively recruiting patients with HCC listed in the ClinicalTrials.gov website. Many of these trials are designed to evaluate ways of locally administering chemotherapeutics or various ways of performing surgical resections of the tumors. One drug that was approved in 2007 for treatment of inoperable HCC is currently the standard-of-care for this disease due to its claims of enhancing overall survival time. This enhancement was determined to be minimal in the study population and to be even smaller within the Asian population of inoperable HCC patients. We believe that a number of biotechnology and pharmaceutical companies may have internal programs targeting the development of new therapeutics that may be useful in treating HCC in the future.

Brain Delivery

We believe we will be competing with other pharmaceutical and biotechnology companies that provide, or are attempting to develop product candidates to provide, remedies and treatments for brain and neurodegenerative diseases.

Three approaches are primarily used to solve the problem of reaching the brain with therapeutic compounds:

• Neurosurgery or invasive techniques.
• Pharmacological techniques, which include less than 2% of currently available drugs.
• Physiologically based techniques, such as transcytosis.
Invasive techniques include bone marrow transplants or implants of polymers with drugs imbedded in the material for slow release. These implants extend from the skull surface to deep into brain tissue sites and use a permeation enhancer. Mannitol induced osmotic shock that creates leaks in the blood-brain barrier allowing intravenous administered chemotherapeutics into the brain is used in the treatment of brain tumors, but is not appropriate for administration of drugs for chronic therapies. Companies active in developing treatments based on these invasive technologies include Alza Corporation, Ethypharm, Guilford Pharmaceuticals, Medtronic Inc., Neurotech, and Sumitomo Pharmaceutical.

Other invasive procedures utilize catheter-based delivery of the drug directly into the brain. This technique has proven useful in the treatment of brain tumors, but has not been successful in distributing drugs throughout the entire brain. Amgen Inc. recently conducted clinical trials for the treatment of Parkinson’s disease using intrathecal delivery through the use of various catheter/pump techniques.

The physiological route is a popular approach to cross the blood-brain barrier via lipid mediated free diffusion or by facilitated transport. This is the most common strategy used for the development of new neuropharmaceuticals, but has experienced limited success as it requires that the drug have sufficient lipophilic or fat-soluble properties so that it can pass through lipid membranes. The current method of delivery by this route, however, is nonspecific to the brain and side effects are common since most organs are exposed to the drug. Furthermore, many of the potential lipophilic therapeutic molecules are substrates for the blood-brain barrier’s multi-drug resistant proteins, which actively transport the therapeutic agent back into the blood. Consequently, large doses need to be used so that sufficient amounts of the drug reach the brain. These high doses can result in significant side effects as the drug is delivered to essentially all tissues of the body, which is extremely inefficient. Companies and organizations that are developing treatments based on various physiological approaches include Angiochem, AramGen Technology, to-BBB, Xenoport Inc., Bioasis, Oregon Health and Science University Neuro-oncology, Xenova Group Ltd., d-Pharm, Neurochem Inc., and Vasogen Inc.

Thrombotic Disorder

A number of anti-platelet drugs are already available on the market. These include the ADP receptor antagonist Plavix, the cyclooxygenase (and hence thromboxane) inhibitor, aspirin, and injectable integrin (IIb/IIIA) blockers such as Integrelin. Each drug has strengths and weaknesses (which predominantly involve excess bleeding). Since anti-thrombotic drugs are a multi-billion dollar market, it is likely that a large number of companies have additional therapies in development.

Because, many of our competitors have greater capital resources and larger overall research and development staffs and facilities, than us, there can be no assurances that we will be successful in competing in the areas discussed above. See the section under “Risk Factors” titled, “If our competitors succeed in developing products and technologies that are more effective than ours, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.”

Government Regulations of the Biotechnology Industry

Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the development, manufacture, and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any drug product candidates developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization.

In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any of our drug product candidates, our ability to receive product revenues, and our liquidity and capital resources.

The FDA’s Modernization Act codified the FDA’s policy of granting “fast track” review of certain therapies targeting “orphan” indications and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Orphan indications are defined by the FDA as having a prevalence of less than 200,000 patients in the U.S. We anticipate that certain genetic diseases and primary liver cancer which could potentially be treated using our technology could qualify for fast track review under these revised guidelines. There can be no assurances, however, that we will be able to obtain fast track designation and, even with fast track designation, it is not guaranteed that the total review process will be faster or that approval will be obtained, if at all, earlier than would be the case if the drug product candidate had not received fast-track designation.

Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials might not be predictive of results that will be obtained in large-scale testing. Our clinical trials might not successfully demonstrate the safety and efficacy of any product candidates or result in marketable products.

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the U.S., the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

The steps required by the FDA before new drug products may be marketed in the U.S. include:

• completion of preclinical studies;
• the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug application, or IND, which must become effective before clinical trials may commence;

• adequate and well-controlled Phase 1, Phase 2 and Phase 3 clinical trials to establish and confirm the safety and efficacy of a drug candidate;
• submission to the FDA of a new drug application, or NDA, for the drug candidate for marketing approval; and
• review and approval of the NDA by the FDA before the product may be shipped or sold commercially.
In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s cGMP regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase 1 represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase 2 involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to Good Clinical Practice, or GCP, standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. Even after initial FDA approval has been obtained, further studies, including post-market studies, might be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-market reporting and might require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs might limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA supplement might be required to be submitted to the FDA.

The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the availability of alternative therapies and drugs, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us.

We do not know whether our IND for future products or the protocols for any future clinical trials will be accepted by the FDA. We do not know if our clinical trials will begin or be completed on schedule or at all. Even if completed, we do not know if these trials will produce clinically meaningful results sufficient to support an application for marketing approval. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

• a limited number of, and competition for, suitable patients with particular types of disease for enrollment in clinical trials;
• delays or failures in obtaining regulatory clearance to commence a clinical trial;
• delays or failures in obtaining sufficient clinical materials;
• delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites; and
• delays or failures in obtaining Institutional Review Board, or IRB, approval to conduct a clinical trial at a prospective site.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

• slower than expected rates of patient recruitment and enrollment;
• failure of patients to complete the clinical trial;
• unforeseen safety issues;
• lack of efficacy during clinical trials;
• inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; -12-

• inability to monitor patients adequately during or after treatment; and
• regulatory action by the FDA for failure to comply with regulatory requirements.
Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA’s evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

 Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval might be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals would be obtained.

In most cases, if the FDA has not approved a drug product candidate for sale in the U.S., the drug product candidate may be exported for sale outside of the U.S. only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. Specific FDA regulations govern this process.

In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state, and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our drug candidates for clinical use in the United States must conform with cGMPs. These facilities and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. Their failure to comply with applicable regulations could extend, delay, or cause the termination of clinical trials conducted for our drug candidates. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Medical and Scientific Advisory Board

Our Medical and Scientific Advisory Board members work with our management team in the planning, development and execution of scientific and business strategies. The advisory board is composed of experienced academic and industry leaders with diverse expertise and knowledge in a variety of areas, including drug discovery, translational research, drug development, and business development.   The following describes the background of our Medical and Scientific Advisory Board.

Stephen C. Blacklow, M.D., Ph.D. Over the last ten years, Dr. Blacklow’s research team has achieved international recognition both for their mechanistic and structural studies of proteins of the LDL receptor family, and for their work on the structure and function of human Notch proteins. Recently, Dr. Blacklow’s team determined the structure of a RAP d3- receptor complex by X-ray crystallography.  Dr. Blacklow graduated from Harvard College summa cum laude in 1983, and received his M.D. and Ph.D. in bioorganic chemistry from Harvard University in 1991. Dr. Blacklow is a board-certified pathologist and an Associate Professor of Pathology at Harvard Medical School where he is the Director of the Harvard M.D.-Ph.D. program, basic sciences track. He has directed a research laboratory at the Brigham and Women’s Hospital, a teaching affiliate of the Harvard Medical School, since 1998, and he will be joining the Department of Cancer Biology at the Dana Farber Cancer Institute in 2010.

Guojun Bu, Ph.D., is a molecular and cell biologist and a leader in the field of the LDL receptor family. Dr. Bu obtained his undergraduate degree from the Beijing Normal University in China. He then studied biochemistry and molecular biology in the Department of Biochemistry at Virginia Tech where he received his Ph.D. Dr. Bu moved to the Washington University School of Medicine for a postdoctoral training in cell biology where he later became a member of the faculty. He is currently Professor of Pediatrics, and of Cell Biology and Physiology in the Department of Neuroscience at the Mayo Clinic in Jacksonville, Florida. Among the numerous awards that he has received, Dr. Bu has been an Established Investigator of the American Heart Association and a recipient of a Zenith Fellows Award from the Alzheimer’s Association. He currently serves as an Editorial Board member for the Journal of Biological Chemistry and Journal of Lipid Research, and is the Editor-in-Chief of Molecular Neurodegeneration.

Ranjan Dohil, M.D., is Professor of Pediatrics at the University of California, San Diego, within the Division of Gastroenterology, Hepatology and Nutrition. An interest in childhood acid-peptic disorders led Dr. Dohil to study patients with cystinosis taking cysteamine.  He has published the results of a number of studies trying to better understand the pharmacokinetics of cysteamine with the intent of developing a new formulation of cysteamine that would result in an improved quality of life for patients with cystinosis.  Dr. Dohil also has a research interest in eosinophilic esophagitis, a condition that over the past few years has increased in incidence. Within this field, his work has led to the development of a treatment that is becoming more widely used. Dr. Dohil undertook his medical training at the University of Wales College of Medicine in Cardiff, U.K. He has served as a physician in many hospitals over his career including the University Hospital of Wales in Cardiff, U.K., the British Columbia’s Children’s Hospital in Vancouver, Canada and at St. Bartholemew and The London Medical School.

Jerry Schneider, M.D. is Research Professor of Pediatrics and Dean for Academic Affairs Emeritus at the University of California, San Diego (UCSD) School of Medicine. He also serves as a member of the Board of Directors and Chair of the Scientific Review Board for the Cystinosis Research Foundation. Over the course of his distinguished career, Dr. Schneider has been actively involved in the study of metabolic diseases. An expert on the diagnosis and treatment of cystinosis, Dr. Schneider has published over 150 papers on cystinosis and related subjects over the past 40 years. Since 1969 he has been associated with the UCSD School of Medicine in both academic and research capacities. Dr. Schneider earned his M.D. from Northwestern University. He received postgraduate training at Johns Hopkins University, the National Institutes of Health (NIH), and the Centre de Genetique Moleculaire, Gif-sur-Yvette, France. He was also a Guggenheim Fellow and a Fogarty Senior Fellow at the Imperial Cancer Research Fund Laboratories in London, England.

Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.

Research and Development

We are a research and development company and our plan is to focus our efforts in the discovery, research, preclinical and clinical development of our RAP based platforms, complementary technologies and clinical drug candidates to provide therapies that we believe will be safer, less intrusive, and more effective than current approaches in treating a wide variety of brain disorders and neurodegenerative diseases, genetic disorders and cancer. During the period from September 8, 2005 (inception of Raptor Pharmaceuticals Corp.) to August 31, 2010, we incurred approximately $24.2 million ($9.3 million and $6.6 million for the years ended August 31, 2010 and 2009, respectively) in research and development costs. Please see the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for our planned research and development activities for the twelve months subsequent to August 31, 2010.

Compliance with Environmental Laws

We estimate the annual cost of compliance with environmental laws, comprised primarily of hazardous waste removal, will be approximately $5,000.

Employees

We presently have ten full time employees, including five executives, one scientist, one program director, one clinical operations director, one senior manager in our regulatory department and one senior manager in our finance department. We also have one part-time scientist. Based on our current plan, over the next 12 month period, we anticipate hiring one or two commercial operations specialists in preparation for the commercial launch of DR Cysteamine for cystinosis. We also plan to supplement our human resources needs through consultants and contractors as needed.

Facilities

Our primary offices are located at 9 Commercial Blvd., Suite 200, Novato, CA 94949. Our phone number is (415) 382-8111 and our facsimile number is (415) 382-1368. Our website is located at www.raptorpharma.com.

ITEM 1A:                      RISK FACTORS

An investment in our common stock involves a high degree of risk.  Before investing in our common stock, you should consider carefully the specific risks detailed in this “Risk Factors” section before making a decision to invest in our common stock, together with all of the other information contained in this Annual Report on Form 10-K.  If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our consolidated financial statements as of August 31, 2010 have been prepared assuming that we will continue as a going concern. As of August 31, 2010, we had an accumulated deficit of approximately $40.8 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents as of August 31, 2010 of $16.9 million will be sufficient to meet our obligations into December 2011. We are currently in the process of negotiating strategic partnerships, collaborations and potential equity sales to supplement the funding of our preclinical and clinical programs beyond December 2011. If we are unable to obtain such additional capital when needed, we may be forced to scale down our expenditures.

On August 9, 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of units comprised of our common stock, and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  As the placement agent to this private placement, JMP Securities LLC was issued one warrant to purchase 97,952 shares of our common stock, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement. Even with the 2010 Private Placement, in the future, we may need to sell equity or debt securities to raise additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets.  If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, our financial condition and operating results may be adversely affected and we may have to scale back our operations.

While we were restricted from selling additional shares of our common stock under the 2010 Private Placement Purchase Agreements until November 10, 2010, we may issue shares in connection with the exercise of warrants and/or stock options, and after the expiration of such “lock-up” period, we may draw on the equity line with LPC.  The extent to which we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Specifically, LPC does not have the right nor the obligation to purchase any shares of our common stock on any business days that the purchase price of our common stock is less than $1.50 per share.  If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive, and if other sources of funding are available to us, we may determine not to sell shares to LPC under the LPC Purchase Agreement.

If we obtain additional financing, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

•	the progress, timing and scope of our preclinical studies and clinical trials;
•	the time and cost necessary to obtain regulatory approvals;
•	the time and cost necessary to develop commercial manufacturing processes, including quality systems, and to build or acquire manufacturing capabilities;
• •	the time and cost necessary to launch and successfully commercialize our product candidates, once approved; the time and cost necessary to respond to technological and market developments; and
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

We entered into an asset purchase agreement with BioMarin, for the purchase of intellectual property related to the RAP, technology, a licensing agreement with Washington University for mesoderm development protein, or Mesd, and a licensing agreement with UCSD for DR Cysteamine. BioMarin, Washington University and UCSD may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University and UCSD the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University or UCSD agreements are terminated by either party, we would be forced to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement and would lose our rights to DR Cysteamine, in the case of UCSD. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations. If we lose our rights to the intellectual property related to the RAP technology purchased by us from BioMarin, our agreement with Roche regarding the evaluation of therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™ would likely be terminated and any milestone or royalty payments from Roche to us would thereafter cease to accrue.

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

In addition, all manufacturers and suppliers of pharmaceutical products must comply with current good manufacturing practices, or cGMP, requirements enforced by the FDA, through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of their review of any of our NDAs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must go through a complete regulatory qualification and be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a our third party manufacturer’s or key supplier’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting and related expense and expend significant management efforts. In the future, we may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

In December 2009, we entered into a definitive securities purchase agreement or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors, collectively, the Direct Offering Investors, with respect to the offering of Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit for aggregate gross proceeds of approximately $7.5 million.  Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The Series A Warrants are exercisable during the period beginning on June 20, 2010 and ending on December 22, 2014.  The Series B Warrants are exercisable during the period beginning on June 20, 2010 and ending on June 22, 2011.  The Investor Warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equaled to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock, on the same terms as the investor warrants described above.

In April 2010, we entered into a $15 million equity line facility with LPC, which allows us to sell shares of our common stock every two days if our selling price to LPC is over $1.50 per share.  Cumulatively, as of November 5, 2010, we have sold approximately 2.2 million shares under the equity line raising approximately $4.9 million in gross proceeds to us.  We plan to continue to utilize, when available and if needed, the equity line to fund our future cash needs which could create additional pressure on our common stock price as LPC resells its shares of our common stock into the market.  On April 23, 2010, we filed a registration statement on Form S-1 registering the resale by LPC of up to 4.5 million shares of our common stock that have been issued or may be issued to LPC under the equity line.  Such registration statement was declared effective by the SEC on May 7, 2010.

In August 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.

Our Chief Executive Officer, our Chief Financial Officer and each of the members of our Board of Directors own, in the aggregate, 935,405 shares, or approximately 3% of our outstanding common stock as of November 5, 2010. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of November 5, 2010, there were (i) outstanding warrants to purchase 10,236,609 shares of our common stock at a weighted average exercise price of $2.86 per share issued in connection with the transactions described above and other equity issuances, (ii) outstanding options to purchase 1,777,179 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $2.58, (iii) options to purchase 157,667 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $106.89 and (iv) 2,153,670 shares of our common stock available for issuance under our 2010 Raptor Pharmaceutical stock option plan.  The shares issuable under our stock option plans will be available for immediate resale in the public market.  The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (as assignee of the dissolved Convivia, Inc.)” and “Contractual Obligations with Former Encode Securityholders” discussed in certain of our periodic filings with the SEC relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 699,369 shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.

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

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into the LPC Purchase Agreement, we authorized the sale to LPC of up to 4,137,418 shares of our common stock and the issuance of an additional 362,582 shares of our common stock as a commitment fee. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares purchased by LPC under the LPC Purchase Agreement. The purchase price for the common stock to be sold to LPC pursuant to the LPC Purchase Agreement will fluctuate based on the price of our common stock. All 4.5 million shares of our common stock which may be sold by us to LPC under the LPC Purchase Agreement are expected to be freely tradable. Depending upon market liquidity at the time, a sale of shares by LPC at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases by LPC in our sole discretion but no sales to LPC may occur if the purchase price for our common stock under the Purchase Agreement is below $1.50 per share and therefore, LPC may ultimately purchase all or some of the 4,137,418 shares of common stock. As of November 5, 2010, we have sold approximately 2.2 million shares to LPC under the LPC Purchase Agreement. After LPC has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the LPC Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, by LPC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The sale of our common stock and common stock underlying warrants to the 2010 Private Placement Investors could cause the price of our common stock to decline.

In connection with the 2010 Private Placement, we issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. In connection with the 2010 Private Placement, the Placement Agent was issued one warrant, with an exercise price of $3.075 per share, to purchase 97,952 shares of our common stock.  The warrant issued to the Placement Agent may not be exercised until the sixth month anniversary of the issuance date of August 12, 2010.  The resale of all 9,893,180 shares which have been sold or upon exercise of the warrants may be sold by us to the 2010 Private Placement Investors and the Placement Agent has been registered on a Form S-1, which was declared effective by the SEC on August 31, 2010.  Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. Sales of our common stock to the 2010 Private Placement Investors and the Placement Agent upon exercise of the warrants they received in connection with 2010 Private Placement by us may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock or anticipation of sales, by the 2010 Private Placement Investors and the Placement Agent could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common stock is a penny stock. The SEC has adopted Rule 15g-9 under the Exchange Act which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and institutional accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker- dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

       None.

ITEM 2:                      PROPERTIES

In March 2006, we entered into a lease for our executive offices and research laboratory in Novato, California. Base monthly payments were $5,206 per month subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”).  In March 2006, we paid $20,207 as a security deposit on this lease. Effective April 1, 2007, we leased additional office space adjoining the existing leased space, increasing our base rent to $9,764 per month without extending the term of the original lease.  The original lease allows for one three-year extension at the market rate and up to $18,643 in reimbursement for tenant improvements. In June 2008, our rent increased to $10,215, reflecting a CPI increase of 3% plus an increase in operating costs for the period from April 1, 2008 to March 31, 2009. In September 2008, we executed a lease addendum replacing the one three-year extension with two two-year extensions commencing on April 1, 2009 and renegotiated the first two-year extension base rent to $10,068 with an adjustment after the first year for CPI between 3% (minimum) and 5% (maximum). In January 2010, we entered into a one year lease for administrative offices in San Mateo, California for $2,655 per month.  During the years ended August 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to August 31, 2010, we paid $150,536, $128,830, and $518,947, respectively, in rent.  We plan to continue to lease administrative offices in San Mateo, California and we plan to expand our Novato office space by approximately 3,100 square feet ($5,309 per month) in January 2011.  We anticipate that the expanded space in Novato will be sufficient for the near future.

ITEM 3:                      LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, or any of our property, and we are not involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.

ITEM 4:                      (REMOVED AND RESERVED)

PART II

ITEM 5:                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In connection with the closing of the 2009 Merger, our common stock commenced trading on the NASDAQ Capital Market on September 30, 2009, under the ticker symbol “RPTPD” with 18,822,162 shares outstanding. Effective October 27, 2009, our ticker symbol changed to “RPTP.”  There is no public trading market for our warrants.  The closing price for our common stock on November 17, 2010 was $3.52.

The following table sets forth the range of high and low sales prices of our common stock for the quarterly periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended August 31, 2010:
First Quarter (through September 29)*	$ 7.14	$ 3.23
First Quarter (September 30 – November 30, 2009)	4.90	1.16
Second Quarter (December 1, 2009 – February 28, 2010)	3.30	1.75
Third Quarter (March 1 – May 31, 2010)	3.88	1.41
Fourth Quarter (June 1, 2010 – August 31, 2010)	3.57	2.37
Year Ended August 31, 2009:
First Quarter *	$ 11.73	$ 2.72
Second Quarter *	5.95	2.72
Third Quarter *	7.65	2.55
Fourth Quarter	11.73	1.19

* Market prices reported have been adjusted to give retroactive effect to material changes resulting from thereverse stock split that occurred immediately prior to the consummation of the 2009 Merger on September 29,2009 by multiplying the reported sales prices for such periods by 17.

Holders of Record

As of November 5, 2010, there were approximately 83 holders of record of our common stock and 30,213,378 shares of our common stock outstanding, excluding shares held in book-entry form through The Depository Trust Company, and we estimate that the number of beneficial owners of shares of our common stock was approximately 5,400 as of such date.  Additionally, on such date, options, held by 64 persons to acquire up to, in the aggregate, 1,934,846 shares, and warrants held by 53 persons to acquire up to, in the aggregate, 10,236,609 shares, of our common stock, were outstanding.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future cash dividends will be subject to the discretion of our board of directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our board of directors may deem relevant. Additionally, our ability to pay future cash dividends may be restricted by the terms of any future financing.

Purchase of Equity Securities and Affiliated Purchasers

We have not repurchased any shares of our common stock since inception.  For a discussion regarding our unregistered equity issuances during our fiscal year ended August 31, 2010, please refer to the shares issued pursuant to the LPC Purchase Agreement and to the 2010 Private Placement described under the heading, “Post-Merger Financings - Equity Line Facility with Lincoln Park Capital Fund, LLC, or LPC,” and “2010 Private Placement”, respectively, under Part I, Item 1 to this Annual Report on Form 10-K which discussion is incorporated herein by reference.  The table below reflects all of the shares of our common stock issued pursuant to the LPC Purchase Agreement:

Issuance Date	Number of Shares of Common Stock Issued

April 16, 2010	145,033
May 7, 2010	190,576
May 11, 2010	188,169
May 13, 2010	183,844
May 17, 2010	173,923
May 19, 2010	163,702
May 24, 2010	149,002
May 25, 2010	143,363
May 27, 2010	133,614
June 1, 2010	113,466
June 3, 2010	99,326
June 7, 2010	101,614
June 9, 2010	104,129
June 11, 2010	104,239
June 15, 2010	104,129
June 29, 2010	41,449
July 2, 2010	40,975
July 7, 2010	42,266
July 9, 2010	39,960
July 13, 2010	39,960
July 15, 2010	40,512
July 17, 2010	43,644
2,386,895

ITEM 6: SELECTED FINANCIAL DATA

Per Item 301(c) of Regulation S-K, information is not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

Overview

You should read the following discussion in conjunction with our consolidated financial statements as of August 31, 2010, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Unless otherwise mentioned or unless the context requires otherwise (e.g., our consolidated financial statements as of August 31, 2010, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K, or a reference to an event or circumstance that occurred prior to the effective time of the 2009 Merger on September 29, 2009), all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Raptor” and similar references refer to the public company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp., including its wholly-owned direct and indirect subsidiaries (which includes Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., Raptor Therapeutics Inc. and Raptor Pharmaceuticals Europe BV), following the name change and completion of the 2009 Merger. On August 30, 2010, our former wholly-owned subsidiary, TPTX, Inc. was merged into Raptor Therapeutics Inc.

Plan of Operation and Overview

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
• DR Cysteamine for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic disorder of the liver; and
• DR Cysteamine for the potential treatment of Huntington’s Disease, or HD, an inherited neurodegenerative disorder.

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

Preclinical Product Candidates

Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer. These preclinical platforms include the following:

• Our receptor-associated protein, or RAP, platform consists of: HepTide™ for the potential treatment of primary liver cancer and other liver diseases; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier for treatment of a variety of neurological diseases.

• Our mesoderm development protein, or Mesd, platform consists of WntTide™ for the potential treatment of breast cancer.
We are also examining our glutamate receptor antagonists, tezampanel and NGX426, for the potential treatment of thrombosis disorder.

Future Activities

Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine clinical programs and continued development of our preclinical product candidates. We also plan to seek new business development partners for our Convivia™ product candidate and Tezampanel and NGX426. We may also develop future in-licensed technologies and acquired technologies. A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below. There can be no assurances that our research and development activities will be successful.  In addition, if we do not raise additional funds, we may not be able to continue as a going concern.

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

Lead Clinical Development Program: Development of DR Cysteamine for the Potential Treatment of Nephropathic Cystinosis or Cystinosis

Our DR Cysteamine product candidate is a proprietary delayed-release, enteric-coated microbead formulation of cysteamine bitartrate contained in a gelatin capsule. We are investigating DR Cysteamine for the potential treatment of cystinosis.

Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA and the EMA, approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine has been reported to be effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. However, we believe that patient compliance is challenging due to the requirement for every six-hour dosing and gastrointestinal side effects. Our DR Cysteamine for the potential treatment of cystinosis is designed to mitigate some of these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, DR Cysteamine is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.

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

On June 28, 2010, we commenced our Phase 3 clinical trial, designed as a multi-center, randomized, crossover, outpatient study of the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of every 12-hour DR Cysteamine compared to immediate-release cysteamine bitartrate in cystinosis patients.  The design of our Phase 3 clinical trial is a result of discussions with the FDA under a Special Protocol Assessment, or SPA, process by which the FDA provided significant guidance on trial protocol design, clinical endpoints, and statistical analyses.  The primary endpoint of our study is the steady-state white blood cell, or WBC, cystine levels of patients taking DR Cysteamine compared to immediate-release cysteamine bitartrate. Secondary endpoints are the safety and tolerability of DR Cysteamine and the comparability of steady-state PK of DR Cysteamine and immediate-release cysteamine bitartrate in cystinosis patients.  Our Phase 3 clinical trial is being conducted at nine sites in North America and Europe.  We expect to enroll at least 30 patients.   Patients who complete the nine-week clinical trial will be offered enrollment into our long-term follow-on study.  We anticipate that our Phase 3 clinical trial enrollment will be completed in December 2010.  If DR Cysteamine is approved by the FDA, we plan to commercialize DR Cysteamine in the U.S. by ourselves.  However, we may enter into marketing partnerships for certain markets outside of the U.S.

Development of DR Cysteamine for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH

In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients.   In May 2010, we presented positive Phase 2a clinical trial results from our pilot study of delayed-release cysteamine bitartrate in 11 adolescent patients with NASH, a progressive form of liver disease believed to affect 5% to 11% of the U.S. population. The results were presented at the Digestive Disease Week 2010 conference in New Orleans, Louisiana on May 2, 2010.   Our open-label Phase 2a clinical trial was conducted under a collaboration agreement with UCSD at UCSD's General Clinical Research Center. Eligible patients with baseline levels of the liver enzymes alanine transaminase, or ALT, and aspartate aminotransferase, or AST, that were at least twice that of normal levels, were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of delayed-release cysteamine bitartrate (a prototype of our DR Cysteamine) for six months, followed by a six-month post-treatment monitoring period.

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

We are currently working with our clinical trial material manufacturer to provide an appropriate formulation of DR Cysteamine for our next potential clinical trial in NASH and are preparing an IND submission in 2011 in anticipation of such clinical trial.  Although it is our intention to continue the clinical development of DR Cysteamine in NASH, we are currently not funded for, and therefore do not have a timetable for, the initiation of a Phase 2b clinical trial. We are in early stages of discussions to co-develop or partner the clinical development of DR Cysteamine in NASH.

Development of DR Cysteamine for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase 2 clinical trial investigating DR Cysteamine in HD patients, which began in October 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France are being set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto DR Cysteamine and all non-placebo patients continuing on DR Cysteamine for up to another 18 months.  The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS.  We were granted Orphan Drug Designation in the U.S. by the FDA for cysteamine as a potential treatment for HD in 2008 and are in the process of applying for Orphan Drug Designation in the E.U.

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

Convivia™ for Liver Aldehyde Dehydrogenase Deficiency

Convivia™ is our proprietary oral formulation of 4-methylpyrazole, or 4-MP, intended for the potential treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the U.S. and E.U. in an intravenous form as an anti-toxin. Convivia™ is designed to lower systemic levels of acetaldehyde (a carcinogen) and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals.

Convivia™ is a capsule designed to be taken approximately 30 minutes prior to consuming an alcoholic beverage.

In 2008, we completed a Phase 2a dose escalation clinical trial of oral 4-MP with ethanol in ALDH2 deficient patients. The study results demonstrated that the active ingredient in Convivia™ significantly reduced heart palpitations (tachycardia), which are commonly experienced by ALDH2 deficient people who drink, at all dose levels tested. The study also found that the 4-MP significantly reduced peak acetaldehyde levels and total acetaldehyde exposure in a subset of the study participants who possess specific genetic variants of the liver ADH and ALDH2 enzymes. We believe that this subset represents approximately one-third of East Asian populations.

In June 2010, we entered into an exclusive agreement with Uni Pharma Co., Ltd., or Uni Pharma to commercialize Convivia™ in Taiwan. Under terms of the agreement, we will grant to Uni Pharma an exclusive license under all relevant patent applications, trademarks and future patents controlled by us to market Convivia™ in Taiwan, with an option to expand the license to South Korea under the same terms. Uni Pharma will register Convivia™ for drug licensure for existing indications and will conduct a clinical trial and register ConviviaTM for acetaldehyde toxicity resulting from ALDH2 deficiency. Uni Pharma will be responsible for marketing and sales activities for the commercialization of Convivia™ in the markets covered under the license agreement.  We continue to seek potential partners in other Asian countries to continue clinical development of ConviviaTM in those countries.

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

HepTide™ for Hepatocellular Carcinoma or HCC and Other Liver Diseases

Drugs currently used to treat primary liver cancer are often toxic to other organs and tissues. We believe that the pharmacokinetic behavior of RAP (i.e., the determination of the fate or disposition of RAP once administered to a living organism) may diminish the non-target toxicity and increase the on-target efficacy of attached therapeutics.

In preclinical studies of our radio-labeled HepTide™ (a variant of RAP), HepTide™, our proprietary drug-targeting peptide was shown to distribute predominately to the liver. Radio-labeled HepTide™, which was tested in a preclinical research model of HCC at the National Research Council in Winnipeg, Manitoba, Canada, showed 4.5 times more delivery to the liver than the radio-labeled control. Another study of radio-labeled HepTide™ in a non-HCC preclinical model, showed 7 times more delivery to the liver than the radio-labeled control, with significantly smaller amounts of radio-labeled HepTide™ delivery to other tissues and organs.

HCC is caused by the malignant transformation of hepatocytes, epithelial cells lining the vascular sinusoids of the liver, or their progenitors. HepTide™ has shown to bind to lipoprotein receptor-related protein, or LRP1, receptors on hepatocytes. We believe that the pharmacokinetics and systemic toxicity of a number of potent anti-tumor agents may be controlled in this way.

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

We are evaluating conjugates between HepTide™ and other molecules for testing in vitro and in appropriate preclinical models for the potential treatment of HCC and other liver diseases.

NeuroTrans™ for the Potential Treatment of Diseases Affecting the Brain

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

WntTide™ for the Potential Treatment of Cancer

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

Tezampanel and NGX426 for the Potential Treatment of Thrombotic Disorder

Research conducted at Johns Hopkins University, or JHU, by Craig Morrell, D.V.M., Ph.D., and Charles Lowenstein, M.D. demonstrated the importance of glutamate release in promoting platelet activation and thrombosis. Research shows that platelets treated with an AMPA/kainate receptor antagonist such as tezampanel or NGX426 are more resistant to glutamate-induced aggregation than untreated platelets. This identifies the AMPA/kainate receptors on platelets targeted by tezampanel or NGX426 as a new antithrombotic target with a different mechanism of action than Plavix®, aspirin or tPA. We have licensed the intellectual property of Tezampanel and NGX 426 for the treatment of thrombotic disorder from JHU and are currently manufacturing drug product for a Phase 1 clinical trial in collaboration with a university hospital anticipated to commence in mid-calendar 2011.

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

Purchase of Convivia™

In October 2007, prior to the 2009 Merger, Raptor Pharmaceuticals Corp. purchased certain assets of Convivia, Inc., or Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. Raptor Pharmaceuticals Corp. hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as the President of its clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call Convivia™, Raptor Pharmaceuticals Corp. issued to Convivia 46,625 shares of our common stock, an additional 46,625 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing Convivia™ with Patheon. In March 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 23,312 shares of our common stock pursuant to the Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for Convivia™ and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.   In July 2010, we issued 11,656 shares of our restricted common stock valued at $35,551   and paid a $10,000 cash bonus to Mr. Daley as result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.

Purchase of DR Cysteamine

In December 2007, prior to the 2009 Merger, through a merger between Encode Pharmaceuticals, Inc., or Encode, and Raptor Therapeutics, Raptor Pharmaceuticals Corp. purchased certain assets, including the clinical development and commercial rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, Raptor Pharmaceuticals Corp. issued 802,946 shares of its common stock to the stockholders of Encode, or Encode Stockholders, options, or Encode Options, to purchase up to, in the aggregate, 83,325 shares of its common stock to the optionholders of Encode, or Encode Optionholders, and warrants, or Encode Warrants, to purchase up to, in the aggregate, 256,034 shares of its common stock to the warrantholders of Encode, or Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, referred to herein collectively as the Encode Securityholders, as of the date of such agreement.  The Encode Securityholders are eligible to receive up to an additional 559,496 shares of our common stock, Encode Options and Encode Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of August 31, 2010 and 2009 by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. To-date, we have accrued $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial position.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and capital lease liability, approximate fair value due to their short maturities.

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

Common Stock Warrant Liabilities

The warrants issued in the 2010 Private Placement contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving our Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period end commencing on August 31, 2010.  The warrants we issued in our December 2009 Direct Offering contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants issued in the Direct Offering as liabilities and will mark them to fair value at each period end.

Marked-to-Market

The warrants to purchase our common stock issued in our 2010 Private Placement and our Direct Offering are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in our consolidated statements of operations.

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

Research and Development

We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.

In-Process Research and Development

Prior to September 1, 2009, we recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually.  Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. We review each product candidate acquisition to determine the existence of in-process research and development.

Stock-Based Compensation

In February 2010, our Board of Directors approved, and in March 2010 our stockholders approved, our 2010 Equity Incentive Plan, or the 2010 Plan, to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan.  Our board of directors has determined not to make any new grants under any of our former plans, but rather under the 2010 Plan.  The 2010 Plan’s term is ten years and allows for the granting of options to employees, directors and consultants.

In May 2006, Raptor Pharmaceuticals Corp.’s stockholders approved the 2006 Equity Compensation Plan, as amended, referred to herein as the 2006 Plan. The 2006 Plan’s term is ten years and allows for the granting of options to employees, directors and consultants.  Effective as of the effective time of the 2009 Merger, we assumed the outstanding stock options of Raptor Pharmaceuticals Corp. granted under the 2006 Plan. Such assumed options are subject to the terms of the 2006 Plan and, in each case, are also subject to the terms and conditions of an incentive stock option agreement, non-qualified stock option agreement or other option award, as the case may be, issued under such 2006 Plan. Prior to the 2009 Merger, and subject to the 2009 Merger becoming effective, our board of directors adopted the 2006 Plan such that the 2006 Plan became an equity incentive plan of ours after the 2009 Merger.  Typical option grants under the 2010 and 2006 Plans are for ten years with exercise prices at or above market price based on the last closing price as of the date prior to the grant date on the relevant stock market or exchange and vest over four years as follows: 6/48ths on the six month anniversary of the date of grant; and 1/48th per month thereafter.

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

For the year ended August 31, 2010, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 2.07% to 3.1%; 6 to 7 year expected life; 55% to 245% volatility; 2.5% to 10% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven and five years (average); the expected life was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.  If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 8 of our consolidated financial statements for further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. Stock options issued to consultants are accounted for in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50 (previously listed as Emerging Issues Task Force, or EITF, Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

Results of Operations

Years ended August 31, 2010 and 2009

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.  General and administrative expenses for the year ended August 31, 2010 increased by approximately $1,032,000 compared to the prior fiscal year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Legal expenses for clinical trial agreements, licenses and establishment of a European subsidiary	274
Additional investor relations costs relating to press releases and annual meeting costs in fiscal 2010 that did not occur in fiscal 2009	258
Transfer agent and NASDAQ fees related to 2009 Merger and two post-2009 Merger financings in fiscal 2010 that did not occur in fiscal 2009	197
Cash bonuses paid or accrued in fiscal 2010 that did not occur in fiscal 2009	196
Additional accounting and professional fees due to additional complexities related to the 2009 Merger	165
Salary increases in 2010 retroactive to September 1, 2009	137
Increase in clinical patents application costs	122
Increase in administrative consulting related to business development and maintaining the European subsidiary	115
Increase in services to maintain TorreyPines data and inventory	79
Increase in D&O insurance to cover TorreyPines officers and to provide tail coverage less reduction in Raptor coverage	63
Increase in HR costs allocated to G&A based upon salaries	63
Increase in board fees and board expenses due to new board member in Sept. 2009	54
Increase in benefits costs and due to new employees	39
Increase in rent expense due to San Mateo lease and increase in operating expenses for Novato lease	22
Decrease in recruiting fee paid for CMO in 2009 and not in 2010	(41)
Decrease in stock option expense due to options that were fully vested in 2009	(153)
Decrease in legal expenses incurred in fiscal 2009 for the 2009 Merger that did not occur in fiscal 2010	(215)
Increase in G&A costs allocated to R&D due to additional R&D personnel	(348)
Various other	5
General and Administrative variance year ended August 31, 2010 vs. August 31, 2009	1,032

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses  Research and development expenses for the year ended August  31, 2010 increased by approximately $2,764,000 over the prior fiscal year primarily due to:
Reason for Variance	Variance in $ Thousands
Clinical costs of preparing for and commencement of Phase 3 cystinosis trial	1,582
Manufacture of DR Cysteamine for cystinosis and Huntington's clinical trials	1,188
Increase in executive costs to R&D	348
Hiring of CMO in April 2009, salary increases retroactive to Sept. 1, 2009, addition of director of clinical operations in March 2010	312
Reduction of collaboration reimbursement received in fiscal 2009 not repeated in fiscal 2010	300
Cash bonuses paid/accrued in fiscal 2010 that did not occur in fiscal 2009	113
Increase in patent fees for preclinical issued patents	84
Increase in clinical liability insurance due to the Phase 3 cystinosis trial	53
Additional travel for clinical trial preparation and commencement	45
Decrease in HR costs allocated to R&D based upon salaries	(63)
Reduction of reagent purchases by preclinical development	(257)
Reduction of HepTide and WntTide preclinical studies	(306)
Reduction of R&D consultants replaced by CMO, Director of Program Mgmt. and Director of Clinical Operations	(602)
Various other	(33)
Research and Development variance year ended August 31, 2010 vs. August 31, 2009	2,764

Research and development expenses include the following: (in $ millions)

			Year ended August 31,
Major Program (stage of development)	Estimated next 12 months	Cumulative through August 31, 2010	2010	2009
DR Cysteamine – All Indications (clinical)	8.7	11.2	6.2	4.0
ConviviaTM (clinical)		2.2	0.1	0.4
HepTideTM (preclinical)	-	1.6	-	0.4
NeuroTransTM (preclinical)	-	0.4	0.1	(0.3)
WntTideTM (preclinical)	0.1	0.4	0.1	0.1
Minor or Inactive Programs	-	0.8	0.1	0.1
R & D Personnel and Other Costs Not Allocated to Programs	3.0	7.6	2.7	1.9
Total Research & Development Expenses	11.8	24.2	9.3	6.6

Major Program expenses recorded as general and administrative expenses: (in $ millions)

			Year ended August 31,
Major Program (stage of development)	Estimated next 12 months	Cumulative through August 31, 2010	2010	2009
DR Cysteamine – All Indications (clinical)	0.15	0.34	0.14	0.12
ConviviaTM (clinical)	0.05	0.17	0.08	0.05
HepTideTM (preclinical)	0.05	0.32	0.15	0.07
NeuroTransTM (preclinical)	0.05	0.20	0.05	0.05
WntTideTM (preclinical)	0.06	0.13	0.07	0.01

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See Part I Item 1A of this Annual Report on Form 10-K titled “Risk Factors” for further discussion about the risks and uncertainties pertaining to drug development.

Current Status of Major Programs

Please refer to the section titled, “Future Activities” above in Item 1 of this Annual Report on Form 10-K for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In November 2009, we released data from our Phase 2b clinical trial and in June 2010, we commenced our Phase 3 clinical trial to study DR Cysteamine in cystinosis patients. We anticipate completion of enrollment by the end of 2010.  In May 2010, we presented the data from our NASH Phase 2a clinical trial and are reformulating the drug product candidate for a potential Phase 2 trial in 2011. In October 2010, our collaborator commenced a Phase 2a clinical trial of DR Cysteamine in HD patients.

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

Interest Income

Interest income decreased by $11,043 for the year ended August 31, 2010 compared to the prior fiscal year due to the reduction of interest rates.

Interest Expense

Interest expense for the years ended August 31, 2010 and 2009 were nominal.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased by $457 for the year ended August 31, 2010 compared to the prior fiscal year due to the addition of a Euro-denominated bank account and subsidiary in fiscal 2010 resulting from the creation of a European subsidiary to manage our European clinical trials.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $5.9 million resulting in an increase to our net loss for the year ended August 31, 2010 compared to the prior fiscal year due to the fact that there was no warrant liability recorded in the prior fiscal year.

Years ended August 31, 2009 and 2008

General and Administrative

General and administrative expenses for the year ended August 31, 2009 increased by $450,000 compared to the prior fiscal year.  The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Legal costs accrued related to 2009 Merger	290
Salaries, bonuses, benefits and other employment-related costs due to employee raises that occurred in July 2008, milestone-related bonus paid in October 2008, recruiting fees related to the hiring of our Director of Program Management in October 2008 and our Chief Medical Officer in April 2009 offset by fiscal year 2008 performance bonuses not repeated in the fiscal year 2009	170
General and administrative consulting due to retention of strategic business advisor in May 2008, investor relations consultants in February 2009 and for the redesign of our website in November 2008	200
Board fees and expenses due to the addition of a new Board member in July 2008	80
Decrease in depreciation related to fully depreciated assets	(50)
Decrease in travel expenses due to reduction in attendance at tradeshows and conferences	(50)
Increase in support services allocated to research and development	(190)
General and Administrative variance year ended August 31, 2009 vs. August 31, 2008	450

Research and Development

Research and development expenses for the year ended August 31, 2009 increased by $1.0 million over the prior fiscal year primarily due to:

Reason for Variance	Variance in $ Thousands
Formulation and manufacturing costs related to our proprietary formulation of DR Cysteamine in preparation for our clinical trials in cystinosis	1,210
Increase in research and development expenses in preparation for our pre-IND meeting with the FDA and in preparation for our IND submission	340
Increase in salaries and benefits due to the hiring of our director of Program Management in November 2008 and our Chief Medical Officer in April 2009	250
Increase in milestone payments for the commencement of the NASH trial in October 2008 and cystinosis trial in June 2009	250
Increase in clinical trial costs for our NASH indication	230
Increase in allocated support services to research and development	190
Decrease in tradeshows and conferences expenses due to reduction in attendance at conferences	(20)
Decrease in preclinical studies due to the reduction of resources allocated to preclinical programs	(100)
Decrease in lab collaboration fees due to the lapse of the Stanford collaboration on NeuroTrans	(240)
Decrease in preclinical manufacturing of HepTide conjugates made in fiscal 2008 not repeated in fiscal 2009	(270)
Decrease in lab personnel expenses due to a collaboration reimbursement	(300)
Decrease in clinical trial costs due to the Convivia trial that occurred in fiscal 2008 that did not repeat in fiscal 2009	(540)
Research and Development variance year ended August 31, 2009 vs. August 31, 2008	1,000

Research and development expenses include the following: (in $ millions)

Major Program (stage of development)	Cumulative Through August 31, 2009	FYE August 31, 2009	FYE August 31, 2008
DR Cysteamine – All Indications (clinical)	5.0	4.0	1.0
ConviviaTM (clinical)	2.1	0.4	1.7
HepTideTM (preclinical)	1.6	0.4	0.7
NeuroTransTM (preclinical)	0.3	(0.3)	0.3
WntTideTM (preclinical)	0.3	0.1	0.2
Minor or Inactive Programs	0.7	0.1	0.2
R & D Personnel and Other Costs Not Allocated to Programs	4.9	1.9	1.5
Total Research & Development Expenses	14.9	6.6	5.6

Major Program expenses recorded as general and administrative expenses: (in $ millions)

Major Program (stage of development)	Cumulative Through August 31, 2009	FYE August 31, 2009	FYE August 31, 2008
DR Cysteamine – All Indications (clinical)	0.20	0.12	0.08
ConviviaTM (clinical)	0.09	0.05	0.04
HepTideTM (preclinical)	0.17	0.07	0.05
NeuroTransTM (preclinical)	0.15	0.05	0.05
WntTideTM (preclinical)	0.06	0.01	0.02

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

In-Process Research and Development Expenses

In-process research and development expenses decreased by $0.24 million over the year ended August 31, 2008 due to the recording of the purchase of our ConviviaTM program during the year ended August 31, 2008.  No such expense was incurred in the year ended August 31, 2009.  In-process research and development expenses were calculated based on the value of our stock issued in connection with the purchase of certain intellectual property rights to develop ConviviaTM (4-MP) for the treatment of acetaldehyde toxicity.

Interest Income

Interest income decreased by $0.041 million during the year ended August 31, 2009 over the year ended August 31, 2008 due to the significant decrease in annual money market interest rates from an average of 2% in 2008 to an average of less than 1% in 2009.

Interest Expense

Interest expense decreased by $0.10 million in the year ended August 31, 2009 over the year ended August 31, 2008 due to the capitalized finder’s fee of 46,625 shares of our common stock valued at $102,000 (which was paid in connection with a convertible loan), which was amortized as interest expense from August 2007 to April 2008, the term of the convertible loan.  No draws were made on the convertible loan prior to its expiration.

Liquidity and Capital Resources

Capital Resource Requirements

As of August 31, 2010, we had approximately $17.0 million in cash, approximately $17.6 million in current liabilities (of which $15.8 million represented the non-cash common stock warrant liability) and approximately ($0.3) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $1.2 million.

We believe our cash and cash equivalents as of November 5, 2010 of $14.5 million will be sufficient to meet our obligations into December 2011. We are currently in the process of negotiating strategic partnerships, collaborations and potential equity sales to supplement the funding of our preclinical and clinical programs beyond December 2011..  If we are unable to obtain such additional capital when needed, we may be forced to scale down our expenditures.

Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010 with respect to this uncertainty. We may need to generate significant revenue or raise additional capital to continue to operate as a going concern beyond December 2011. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available when needed in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets. If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, our financial condition and operating results may be adversely affected and we may have to scale back our operations.

In August 2009, Raptor Pharmaceuticals Corp. entered into a Securities Purchase Agreement with four investors for the private placement of units at a purchase price of $1.37 per unit. Each unit was comprised of one share of our common stock, par value $0.001 per share and one warrant to purchase one half of one share of our common stock. At the closing, Raptor Pharmaceuticals Corp. sold an aggregate of 1,738,226 units to the investors, comprised of an aggregate of 1,738,226 shares of our common stock and warrants to purchase up to in the aggregate, 869,113 shares of our common stock, for aggregate gross proceeds of $2,386,000. The investor warrants, exercisable for two years from the closing, had an exercise price of $2.57 per share during the first year and $3.22 per share during the second year, depending on when such investor warrants were exercised, if at all.   To-date, warrants to purchase 233,124 shares were exercised for aggregate gross proceeds of $599,129.  The balance of warrants to purchase 635,990 of our common stock remain outstanding as of November 5, 2010.

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale  of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014.  The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock.  To-date Series B warrants to purchase 68,808 shares of our common stock were exercised for aggregate gross proceeds of $168,580.  As of November 5, 2010, there were Series A warrants to purchase 1,868,750 shares of our common stock and Series B warrants to purchase 1,810,000 shares of our common stock outstanding.

In April 2010, we entered into a $15 million equity line facility with LPC, which allows us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  Cumulatively, as of November 5, 2010, we have sold approximately 2.2 million shares under the equity line raising approximately $4.9 million.  We may direct LPC to purchase up to an additional $10.1 million of shares of our common stock under the LPC Purchase Agreement over the next 20 months, generally in amounts of up to $100,000 every 2 business days. However, LPC does not have the right nor the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is less than $1.50 per share.  Although we have the right to sell additional shares of our common stock to LPC under the LPC Purchase Agreement, we are restricted from making such sale under the 2010 Private Placement Purchase Agreement until November 10, 2010.

On August 9, 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. As the placement agent for the 2010 Private Placement, the Placement Agent was issued one warrant to purchase 97,952 shares of our common stock at an exercise price of $3.075 per share, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.

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

For the next 12 months we intend to expend a total of approximately $14.5 million to implement our operating plan of researching and developing our DR Cysteamine clinical programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.  Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:	In millions
Research and development activities	$10.1
Research and development compensation and benefits	1.8
General and administrative activities	1.7
General and administrative compensation and benefits	0.9
Capital expenditures	-
Total estimated spending for the next 12 months	$14.5

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for DR Cysteamine, improve upon our RAP-based and in-licensed technology and continue business development efforts for our other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees.  We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $10.1 million.

Officer and Employee Compensation

We have five executive officers, one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member.  We anticipate spending up to approximately $2.6 million in officer and employee compensation during the next 12 months, of which $1.7 million is allocated to research and development expenses and $0.9 million is allocated to general and administrative expenses.

General and Administrative

We anticipate spending approximately $1.7 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation.

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

Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)

Pursuant to the terms of the asset purchase agreement, or the Asset Purchase Agreement, that we entered into with Convivia, Inc. and Thomas E. Daley, pursuant to which we purchased intellectual property related to our 4-MP product candidate program, Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by us, as set forth below:

• 23,312 shares of our restricted, unregistered common stock within fifteen (15) days after we enter into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia, or Purchased Assets, in quantity, referred to as Product, if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of our restricted, unregistered common stock. Should we obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 11,656 shares of our restricted, unregistered common stock within 30 days of execution of such second license or other agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM.  On March 31, 2008, Raptor Pharmaceuticals Corp. issued 23,312 shares of our common stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM.  In July 2010, we issued 11,656 shares of our restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.

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

• 23,312 shares of our restricted, unregistered common stock within fifteen (15) days of completion of predetermined benchmarks in a Major Market by us or our licensee of the first phase 2 human clinical trial for a Product, or Successful Completion if such Successful Completion occurs within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of our restricted, unregistered common stock within thirty (30) days of such Successful Completion. In October 2008, Raptor Pharmaceuticals Corp. issued 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) to Mr. Daley pursuant to the fulfillment of this milestone.

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

As discussed above, in aggregate, we issued to Mr. Daley, 58,281 shares of our common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

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

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products—which, as of August 31, 2010 and 2009, we had spent approximately $6.2 million and $4.1 million, respectively, on such programs—pursuant to the License Agreement. To-date, we have accrued $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Contractual Obligations to TPTX, Inc. Employees

Pursuant to the documents related to the 2009 Merger, including amended employment agreements with the TPTX, Inc. employees, who were former executives of TorreyPines prior to the 2009 Merger, we were obligated to pay such former executives their salaries, benefits and other obligations through February 28, 2010, which obligations were extended through mid-April 2010.  As of April 1, 2010, we had no remaining obligations to such former executives and they received their final compensation in mid-April 2010.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Reverse Acquisition

We have treated the 2009 Merger as a reverse acquisition and the reverse acquisition is accounted for as a recapitalization.

For accounting purposes, Raptor Pharmaceuticals Corp. is considered the accounting acquirer in the reverse acquisition. The historical financial statements reported in this Annual Report on Form 10-K and in future periods are and will be those of Raptor Pharmaceuticals Corp. consolidated with its subsidiaries and with us, its parent, Raptor Pharmaceutical Corp. (formerly TorreyPines Therapeutics, Inc.). Earnings per share for periods prior to the reverse merger have been restated to reflect the number of equivalent shares received by former stockholders.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the years ended August 31, 2010, 2009, 2008, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr Pilger Mayer, Inc., included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

New Accounting Pronouncements

In December 2007, the EITF reached a consensus on ASC Topic 808, Collaborative Agreement, or ASC 808 (previously EITF 07-01, Accounting for Collaborative Arrangements).  ASC 808 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. ASC 808 is effective for fiscal years beginning after December 15, 2008. As a result, ASC 808 is effective for us as of September 1, 2009.  Based upon the nature of our business, ASC 808 could have a material impact on our financial position and consolidated results of operations in future years, but had no material impact for the year ended August 31, 2010.

In December 2007, the FASB, issued ASC Topic 805, Business Combinations, or ASC 805 (previously SFAS 141(R) and FASB ASC Topic 810, Consolidation, or ASC 810 (previously SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51).  These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. ASC 805 requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in ASC Topic 420, Exit and Disposal Cost Obligations, (previously SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. ASC 805 is required to be adopted concurrently with ASC 810 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.   See Note 10 of our consolidated financial statements as of August 31, 2010, which reflect the accounting treatment of our 2009 Merger utilizing these provisions.

In May 2008, the FASB released ASC Topic 470, Debt, or ASC 470 (previously FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, we adopted ASC 470 as of September 1, 2009. We have determined that ASC 470 had no material impact on our consolidated financial statements for the year ended August 31, 2010.

In April 2008, the FASB issued ASC Topic 350, Intangibles – Goodwill and Other, or ASC 350 (previously FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 350 as of September 1, 2009 and have determined that ASC 350 had no material impact on our consolidated financial statements for the year ended August 31, 2010.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, or ASC 855 (previously SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted ASC 855 as of August 31, 2009 and anticipate that the adoption will impact the accounting and disclosure of future transactions. Our management has evaluated and disclosed subsequent events from the balance sheet date of August 31, 2010 through the date the consolidated financial statements located elsewhere in this Annual Report on Form 10-K were available to be issued.

ASC Topic 825, Financial Instruments, or ASC 825 (previously FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a material impact on our consolidated financial statements for the year ended August 31, 2010.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which has not yet been codified in the ASC. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. We are currently evaluating the impact of this standard, however, we do not expect SFAS 167 will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Standards, or ASC 105 (previously SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), or the Codification. The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in ASC 105 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 1, 2009 however, references to both current GAAP and the Codification are included in this filing. We have determined that this provision had no material impact on our consolidated financial statements for the year ended August 31, 2010.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), or ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. We are currently assessing the impact of ASC 860 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU Update No. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including: vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We will adopt these standards on September 1, 2010 and are currently reviewing the impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-6. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the  milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  We will adopt ASU 2010-17 as of September 1, 2010 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be filed in this item appears on pages F-1 to F-41 of this Annual Report on Form 10-K.

Documents filed as part of this annual report on Form 10-K:

Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010	F-3
Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008, 2009, and 2010	F-4
Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009 for the cumulative period from September 8, 2005 (inception) to August 31, 2010	F-9
Notes to Consolidated Financial Statements	F-10

PART I – FINANCIAL INFORMATION

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                      CONTROLS AND PROCEDURES

As of August 31, 2010, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of August 31, 2010, are effective at a reasonable assurance level.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2010.

     This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant recent Federal legislation that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10:                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our directors as of November 5, 2010.

Name	Age	Position(s) Held with the Company
Christopher M. Starr, Ph.D.	58	Chief Executive Officer and Director
Raymond W. Anderson (1)(2)(3)	68	Director
Erich Sager	52	Director
Richard L. Franklin, M.D., Ph.D. (1)(2)	65	Director
Llew Keltner, M.D., Ph.D. (1)(2)(3)	60	Director

(1)	Member of the Corporate Governance and Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

All of the current members of our board of directors were appointed in connection with the consummation of the 2009 Merger.  Prior to the 2009 Merger, Drs. Starr and Franklin, and Messrs. Anderson and Sager served on the board of directors of RPC.  Each of the current members of our board of directors has been elected to serve until our next annual meeting of stockholders or until their respective successors are duly elected and qualified.

Business Experience and Directorships

The following describes the background of our directors.

Christopher M. Starr, Ph.D., Chief Executive Officer. Dr. Starr has served as the Chief Executive Officer and a director of Raptor Pharmaceutical Corp. since September 2009.  Dr. Starr was a co-founder of RPC and has served as the Chief Executive Officer, President and director thereof since its inception in 2006. Dr. Starr has served as Chief Executive Officer of our wholly owned subsidiary, Raptor Pharmaceutical Inc., since its inception in September 2005. Dr. Starr co-founded BioMarin Pharmaceutical Inc., or BioMarin, in 1997 where he last served as Senior Vice President and Chief Scientific Officer prior to joining the Company in 2006. As Senior Vice President at BioMarin, Dr. Starr was responsible for managing a Scientific Operations team of 181 research, process development, manufacturing and quality personnel through the successful development of commercial manufacturing processes for its enzyme replacement products, and supervised the cGMP design, construction and licensing of BioMarin’s proprietary biological manufacturing facility. From 1991 to 1998, Dr. Starr supervised research and commercial programs at BioMarin’s predecessor company, Glyko, Inc., where he served as Vice President of Research and Development. Prior to his tenure at Glyko, Inc., Dr. Starr was a National Research Council Associate at the National Institutes of Health. Dr. Starr earned a B.S. from Syracuse University and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York Health Science Center, in Syracuse, New York.  We nominated Dr. Starr to the Board of Directors due to his extensive experience at BioMarin Pharmaceutical where he was directly involved in the successful approval of two drugs for orphan indications.

Raymond W. Anderson. Mr. Anderson has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of RPC since May 2006. Mr. Anderson worked at Dow Pharmaceutical Sciences, Inc. (a wholly owned subsidiary of Valeant Pharmaceuticals International) from 2003 until he retired in June 2010, had been its Managing Director since August 2009 and was previously its Chief Financial Officer and Vice President, Finance and Administration. Mr. Anderson has more than 30 years of healthcare industry experience, primarily focused in financial management within the biopharmaceutical sector. Prior to joining Dow in 2003, he was Chief Financial Officer for Transurgical, Inc., a private medical technology company.

    Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer at BioMarin from June 1998 to January 2002.Prior to June 1998, Mr. Anderson held similar executive-level positions with other biopharmaceutical companies including Syntex, Chiron, Glycomed and Fusion Medical Technologies. Mr. Anderson holds an M.B.A. from Harvard University, an M.S. in Administration from George Washington University and a B.S. in Engineering from the United States Military Academy.  We nominated Mr. Anderson to the Board of Directors due to his 30 years of healthcare experience in the areas of operations and finance.

Erich Sager. Mr. Sager has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of RPC since May 2006. He is a founding partner of Limetree Capital SA, a Swiss-based investment banking boutique. Mr. Sager also serves as Chairman and member of the board of directors at Calltrade Carrier Services AG, a European wholesale phone operator, and has held such position since 2004. He is also a current board member of Zecotek Medical Systems Inc. and Pulse Capital Corp. Mr. Sager served on the board of directors of BioMarin from November 1997 to March 2006 and as Chairman of LaMont Asset Management SA, a private investment management firm, from September 1996 until August 2004. Mr. Sager has held the position of Senior Vice President, Head of the Private Banking for Dresdner Bank (Switzerland) Ltd., Vice President, Private Banking, Head of the German Desk for Deutsche Bank (Switzerland) Ltd., and various positions at banks in Switzerland. Mr. Sager received a business degree from the School of Economics and Business Administration, Zurich, Switzerland.    We nominated Mr. Sager to the Board of Directors due to his knowledge of healthcare fundraising in Europe including through his experience at BioMarin Pharmaceutical.

Richard L. Franklin, M.D., Ph.D. Dr. Franklin has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of RPC since July 2008.  Dr. Franklin has served as Chairman of the board of directors of SyntheMed, Inc., a biomaterials company engaged in the development and commercialization of medical devices, since June 2003 and as a director of SyntheMed, Inc., since December 2000. Since September 2002, Dr. Franklin has been Chairman of DMS Data Systems, an internet-based information services company. Dr. Franklin has served as the Chief Executive Officer and Director of Tarix Pharmaceuticals, a drug development company, since 2004 and as Chairman of Pathfinder, LLC, a regenerative medicine company, since 2009. From May 1996 to September 2002, Dr. Franklin had been Chief Executive of Phairson, Ltd., a medical product development company. From January 1991 to May 1996, Dr. Franklin was founder and principal of Richard Franklin & Associates and from January 1988 to December 1990, Dr. Franklin was with Boston Capital Group, both of which are consulting firms to the healthcare industry. From July 1986 to December 1987, Dr. Franklin was head of Healthcare Corporate Finance at Tucker Anthony, an investment banking firm. Dr. Franklin received an M.A. in Mathematics from University of Wisconsin, a Ph.D. in Mathematics from Brandeis University and an M.D. from Boston University School of Medicine.  We nominated Dr. Franklin to the Board of Directors due to his experience as a CEO and Chairman of various healthcare companies.

Llew Keltner, M.D., Ph.D.  Dr. Keltner has served as a director of Raptor Pharmaceutical Corp. since September 2009.  Dr. Keltner was Chief Executive Officer and President of Light Sciences Oncology, a privately-held biotechnology company developing a late stage, light-activated therapy for hepatocellular cancer and other solid tumors from 2001 to 2010. He is also Chief Executive Officer of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972. From 1997 to 2004, Dr.  Keltner was Chief Executive Officer of Metastat, a development-stage biotech company focused on cancer metastasis.  Dr. Keltner holds positions on the boards of Infostat, Oregon Life Sciences, and Goodwell Technologies. He is a previous director on the boards of Light Sciences Corporation, Vital Choice, Thesis Technologies, Oread Companies, and MannKind Corporation. He has also been a scientific advisory board member at Lifetime Corporation, ASB Meditest, Oread Laboratories, Hall-Kimbrell, and aai Pharma. He is currently a member of the American Society of Clinical Oncology, American Medical Association, International Association of Tumor Marker Oncology, American Association of Clinical Chemistry, and Drug Information Association.

Dr. Keltner received an M.S. in Epidemiology and Biostatistics; Ph.D. in Biomedical Informatics and M.D. from Case Western Reserve University in Cleveland, Ohio. Dr. Keltner has also authored several research publications.

We nominated Dr. Keltner to the Board of Directors due to his practical experience as a current CEO of a private life sciences company and due to his medical knowledge and network within the biotechnology industry.

Audit Committee

The audit committee of our board of directors, herein referred to as the Audit Committee, has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.   The Audit Committee is responsible for overseeing our accounting and financial reporting processes.  In such capacity, our Audit Committee (a) has sole authority to appoint, replace and compensate our independent registered public accounting firm and is directly responsible for oversight of its work; (b) approves all audit fees and terms, as well as any permitted non-audit services performed by our independent registered public accounting firm; (c) meets and discusses directly with our independent registered public accounting firm its audit work and related matters; (d) oversees and performs investigations with respect to our internal and external auditing procedures, including the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters and (e) undertakes such other activities as the Audit Committee deems necessary or advisable and as may be required by applicable law.

Mr. Anderson has been designated as the “audit committee financial expert” as defined by the regulations promulgated by the SEC.  Our board of directors has determined that each member of the Audit Committee is independent as defined by NASDAQ and SEC rules applicable to audit committee members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than ten percent of a registered class of our equity securities, or 10% Stockholders, to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% Stockholders are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports furnished to us, we believe that during the fiscal year ended August 31, 2010, our directors, executive officers and 10% Stockholders timely filed all Section 16(a) reports applicable to them.  During the fiscal year ended August 31, 2010, the following Form 4s were filed late: Dr. Rioux filed a Form 4 on July 9, 2010, which was seven business days late, reporting the receipt of a stock option grant in fulfillment of a milestone; Mr. Daley filed a Form 4 on July 9, 2010, which was eight business days late, reporting the receipt of restricted common stock in fulfillment of a milestone; and Dr. Franklin filed a Form 4 on March 12, 2010, which was one day late, reporting the receipt of a stock option grant for compensation for his services as a director.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on the “Investors & Media–Corporate Governance” section of our website at www.raptorpharma.com.  If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver in the “Investors & Media—Corporate Governance” section of our website at www.raptorpharma.com and/or in our public filings with the SEC.

Executive Officers

The following table sets forth the name, age, date first appointed to serve as an executive officer, and position held by each of our executive officers as of November 5, 2010. Our executive officers are elected by our board of directors on an annual basis and serve at the discretion of our board of directors or until their successors have been duly elected and qualified.

Name	Age	Position(s) Heldwith the Company
Christopher M. Starr, Ph.D.	58	Chief Executive Officer and Director
Todd C. Zankel, Ph.D.	47	Chief Scientific Officer
Thomas (Ted) E. Daley	47	President, Raptor Therapeutics Inc.
Patrice P. Rioux, M.D., Ph.D.	59	Chief Medical Officer, Raptor Therapeutics Inc.
Kim R. Tsuchimoto	47	Chief Financial Officer, Treasurer and Secretary

The following describes the background of our executive officers except for Dr. Starr, whose background is described above under the heading “Business Experience and Directorships.”

Todd C. Zankel Ph.D. As of September 29, 2009, Dr. Zankel was appointed our Chief Scientific Officer.  Prior to that, Dr. Zankel was a co-founder and has been Chief Scientific Officer of our wholly owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Pharmaceuticals Corp., since their inception in 2006. From 1997 to 2005, Dr. Zankel served as a Senior Director of Research at BioMarin. Prior to 1997, Dr. Zankel was a fellow for the National Institutes of Health at the Plant Gene Expression Center in Berkeley, California and at the Swiss Institute of Technology in Zurich, Switzerland. Dr. Zankel has been the author of a number of peer-reviewed articles in a variety of scientific areas. Dr. Zankel earned a B.A. from Reed College in Portland, Oregon and a Ph.D. from Columbia University.

Thomas (Ted) E. Daley. As of September 29, 2009, Mr. Daley joined us as President and a board member of Raptor Therapeutics Inc., a wholly-owned indirect subsidiary acquired in the 2009 Merger.  Mr. Daley joined Raptor Therapeutics Inc. following the acquisition by it of Convivia, Inc., which Mr. Daley founded. Mr. Daley was co-founder, VP business development and chief operating officer of Instill Corporation, a leading electronic commerce services provider to the US foodservice industry. Between 1993 and 2001 Mr. Daley helped raise over $50 million in venture capital and build Instill to a 150+ person operation with a nationwide customer base. After leaving Instill, from 2001 and 2007, Mr. Daley served in executive and consulting roles to a number of technology startup companies including MetricStream, Inc., PartsRiver and Certicom Security. Prior to that time, Mr. Daley worked in operations management for Anheuser-Busch, Inc., and consulted to Gordon Biersch Brewing Company and Lion Breweries (New Zealand). Mr. Daley received a BS in Fermentation Science from University of California at Davis, and an MBA from Stanford University.

Patrice P. Rioux, M.D., Ph.D. As of September 29, 2009, Dr. Rioux joined us as Chief Medical Officer of Raptor Therapeutics Inc., a wholly-owned indirect clinical subsidiary acquired in the 2009 Merger. Prior to joining Raptor Therapeutics Inc. in April 2009, from November 2008 until March 2009, Dr. Rioux served as Chief Medical Officer of FerroKin Biosciences, an early-stage developer of iron chelator for treatment of anemias. From May 2005 to October 2008, he was Chief Medical Officer and Vice President Clinical/Regulatory for Edison Pharmaceuticals, which focused on developing drugs to treat inherited and acquired energy impairment diseases. From January 2004 through March 2006, Dr. Rioux was an independent clinical operations consultant. Dr. Rioux’ three-decade career includes positions at Repligen Corp., Arrow International, Variagenics, Inc., Biogen and GRP (Groupement de Recherche en Pharmacologie). From 1975 to 1995, Dr. Rioux was a researcher in Clinical Research and Epidemiology at INSERM (Institut National de la Sante et de la Recherche Medicale), a French organization that supports national research in the medical field. Educated in France, Dr. Rioux has an M.D., a Ph.D. in Mathematical Statistics, and a Masters degree in Pharmacology.

Kim R. Tsuchimoto. As of September 29, 2009, Ms. Tsuchimoto was appointed our Chief Financial Officer, Treasurer and Secretary.  Prior to that Ms. Tsuchimoto has served as the Chief Financial Officer, Treasurer and Secretary of our wholly owned subsidiaries, Raptor Pharmaceutical Inc. and Raptor Pharmaceuticals Corp., since their respective inceptions in 2006. Prior to this, Ms. Tsuchimoto served as Interim Controller at International Microcomputer Software, Inc., a software and Internet content company, from October 2005 to March 2006. From June 2005 to August 2005, Ms. Tsuchimoto served as Assistant Vice President, Controller at SpatiaLight Inc., a high technology company.

From February 1997 to June 2005, Ms. Tsuchimoto served at BioMarin and its predecessor company, Glyko, Inc., most recently as Vice President, Treasurer for two years, Vice President, Controller for two years and prior to that, as Controller. Prior to her employment at BioMarin, Ms. Tsuchimoto served as Controller of a marketing consulting firm and an international venture capital firm and worked as a staff accountant in a local public accounting firm. Ms. Tsuchimoto is an inactive licensed California Certified Public Accountant and holds a B.S. in Business Administration with an emphasis in Accounting from San Francisco State University.

Relationships Among Executive Officers and Directors

There are no family relationships among any of our directors or executive officers.

ITEM 11:                      EXECUTIVE COMPENSATION

Stock Option and Equity Incentive Programs

Stock Options. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day prior to grant, typically vest over a four-year period with 6/48ths  vesting six months after the vesting commencement date and the remainder vesting ratably each month thereafter based upon continued employment, and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Code.

The options that were granted to named executive officers are set forth in the “Grants of Plan-Based Awards” table below. All options granted to named executive officers are intended to be qualified incentive stock options as defined under Section 422 of the Code to the extent possible. Pursuant to Dr. Rioux’s offer letter executed in April 2009, Dr. Rioux is eligible to receive separate grants of bonus stock options exercisable for up to 11,656 shares of our common stock on achievement during his employment of the following milestones: achievement of a successful pilot clinical trial of DR Cysteamine in cystinosis; first patient dosed in a pivotal clinical trial of DR Cysteamine in cystinosis; filing of a New Drug Application for DR Cysteamine in cystinosis; and marketing approval of DR Cysteamine in cystinosis. In March 2010, Dr. Rioux was granted options to purchase 11,656 of our common stock for the issuance of a final clinical study report of our pilot clinical trial of DR Cysteamine.  Such stock options vested immediately with an exercise price of $1.66 per share and expire in 10 years from grant.  In June 2010, Dr. Rioux was granted options to purchase 11,656 of our common stock for the commencement of our pivotal Phase 3 clinical trial of DR Cysteamine.  Such stock options vested immediately with an exercise price of $3.05 per share and expire in 10 years from grant.  In November 2010, Dr. Rioux agreed to accept a cash bonus of $25,000 in lieu of cancelling the potential milestone stock option grants for filing for marketing approval of DR Cysteamine for cystinosis and for the potential resultant marketing approval.

In March 2010, the Compensation Committee hired an outside consultant to benchmark our salaries and bonuses against a well-established industry salary survey for life science companies in the San Francisco Bay Area with less than 50 employees.  The Compensation Committee also reviewed the progress we had achieved to-date. Along with the cash bonuses and salary review, the Compensation Committee recommended and the full Board approved the following stock option grants to officers at an exercise price of $2.02 per share, vesting commencing September 1, 2009 with a six month cliff vest and 1/48th per month thereafter with a 10 year expiry from grant date:  Dr. Starr 46,750; and Mr. Daley 18,900.

Named Executive Officer Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year (ending August 31)	Salary ($)(1)	Bonus ($)*	Stock Awards (1)($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation ($)	NQDC Earnings ($)	All Other Compensation ($)(3)	Total ($)
Christopher M. Starr, Ph.D.	2010	277,200	68,280	—	8,827	—	—	1,266	355,573
Chief Executive Officer	2009	213,610	—	—	27,883	—	—	6,399	247,892
and Director

Ted Daley,	2010	240,800	78,100	35,551	25,992	—	—	1,234	381,677
President, Raptor Therapeutics Inc	2009	208,401	40,000	27,000	22,077	—	—	7,806	305,284
.

Patrice P. Rioux, M.D., PhD.	2010	283,208	25,000	—	47,074	—	—	1,678	356,960
Chief Medical Officer, Raptor Therapeutics Inc	2009	94,759	—	—	1,696	—	—	419	96,874

     *  Cash bonuses for 2010 include accruals of bonuses paid in October 2010 based upon milestones achieved by us for the period March 1, 2010 through August 31, 2010 as follows:  Dr. Starr, $41,580; Mr. Daley $30,100; and Dr. Rioux $25,000.

(1)
Dr. Starr’s full time employment commenced on May 1, 2006 at an annual base salary of $150,000. Dr. Starr’s salary increased to $213,610 in July 2008 and to $277,200 effective on September 1, 2009.. Mr. Daley’s full-time employment commenced on September 10, 2007 at an annual base salary of $150,000, which increased to $208,401 in July 2008 and to $240,800 effective September 1, 2009. Dr. Rioux’s full time employment commenced on April 15, 2009 at an annual base salary of $280,000, which increased to $287,000 effective April 15, 2010.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended August 31, 2010 and 2009 for the fair value of the stock options granted to each of named executive officers since inception, in accordance with ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the fiscal years ended August 31, 2010 and 2009, please refer to the notes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)
All Other Compensation includes 401(k) matching funded by us through March 28, 2009, at which time such matching was discontinued, and life insurance premiums paid by us where the executive is the beneficiary.

Employment Agreements

Drs. Starr and Zankel and Ms. Tsuchimoto entered into employment agreements with our wholly owned subsidiaries, Raptor Pharmaceutical Inc. and RPC, in May 2006.  The employment agreements described below remained operative following the consummation of the 2009 Merger and are currently still in effect.

Each employment agreement had an initial term of three years commencing on May 1, 2006 in the case of Dr. Starr and Ms. Tsuchimoto and May 15, 2006 in the case of Dr. Zankel, and automatically renews for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under their agreements, each officer is entitled to an annual salary ($150,000 each for Drs. Starr and Zankel and $160,000 for Ms. Tsuchimoto), the amount of which may be increased from time to time in the discretion of our board of directors, and stock options to purchase 58,281 shares of our common stock, which vested over three years with a six month cliff vest. Dr. Starr’s, Dr. Zankel’s and Ms. Tsuchimoto’s annual salaries are subject to annual review and potential increase by our board of directors. In addition, they are each eligible to receive annual bonuses in cash or stock options as awarded by our board of directors, at its discretion.  Information regarding Dr. Starr’s annual salary and bonus received during the year ended August 31, 2010 are described above under the heading “Named Executive Officer Compensation.”

On September 7, 2007, our wholly-owned subsidiary, Raptor Therapeutics Inc., entered into an employment agreement with Ted Daley for a term of 18 months which automatically renews for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley’s agreement, Mr. Daley is entitled to an annual salary of $150,000 and stock options to purchase 34,969 shares of our common stock at an exercise price of $2.23 per share, which vest over four years with a six month cliff vest. In August 2008, RPC’s compensation committee recommended, and its full board of directors approved, a stock option grant to Mr. Daley for the purchase of 23,313 shares of our common stock at an exercise price of $1.88 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. Mr. Daley’s 2008 stock options were granted in order to increase his initial employment stock option grant to be equal to the stock option grants of our other executive officers. Mr. Daley’s annual salary is subject to annual review and potential increase by our board of directors. In addition, Mr. Daley is eligible to receive certain bonuses in cash and stock options based on triggering events related to the successful development of our Convivia™ product development program. Information regarding Mr. Daley’s annual salary and bonuses received during the year ended August 31, 2010 are described above under the heading “Named Executive Officer Compensation.”

Each of Drs. Starr’s and Zankel’s, Ms. Tsuchimoto’s and Mr. Daley’s respective employment agreements were amended effective as of January 1, 2009 for purposes of bringing such employment agreements into compliance with the applicable provisions of Section 409A of the Code and the Treasury Regulations and interpretive guidance issued thereunder.

In April 2009, RPC executed an employment offer to Dr. Rioux with an annual base salary of $280,000. Dr. Rioux’s annual salary is subject to annual review and potential increase by our board of directors. In addition, Dr. Rioux is eligible to receive certain bonuses in cash and stock options based on triggering events related to the successful development of DR Cysteamine.  Information regarding Dr. Rioux’s annual salary and bonuses received during the year ended August 31, 2010 are described above under the heading “Named Executive Officer Compensation.”

Except for Dr. Rioux and Mr. Daley, if any officer’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then such officer will be entitled to continue to receive his or her base salary, bonuses and other benefits for a period of 12 months from the date of termination. If Dr. Rioux’s or Mr. Daley’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then he will be entitled to continue to receive his base salary and other certain benefits for a period of six months from the date of termination.

Except for Dr. Rioux, if any officer’s employment is terminated for cause, by death or due to a voluntary termination, we shall pay to such officer, or in the case of termination due to death, his or her estate, the compensation and benefits payable through the date of termination.

Except for Dr. Rioux, if any officer’s employment is terminated due to disability, we shall pay to such officer the compensation and benefits payable through the date of termination and shall continue to pay such officer salary and a prorated bonus for three months following such termination, at the end of which time such officer may be entitled to receive short-term and eventually long-term disability benefits, subject to the terms of and pursuant to our then current disability insurance plans.

Stock Option Grants and Exercises During the Fiscal Year Ended August 31, 2010

Grants of Plan-Based Awards Table

The following table sets forth information concerning stock option grants made during the fiscal year ended August 31, 2010 to our executive officers named in the “Summary Compensation Table” above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of such stock options will depend on the market value of our common stock.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Thres-hold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Or Units (#)	Options (#) (1)	($/Sh)	Awards ($) (2)
Christopher M. Starr, Ph.D.	3/9/10	—	—	—	—	—	—	—	46,750	2.02	8,827
Ted Daley	3/9/10	—	—	—	—	—	—	—	18,900	2.02	3,569
Patrice P. Rioux, M.D., Ph.D.	3/30/10 6/28/10	— —	— —	— —	— —	— —	— —	— —	11,656 11,656	1.66 3.05	13,969 25,636

(1)	These stock options vest 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter. The options expire 10 years from grant date.
(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to our year ended August 31, 2010 for the fair value of the stock options granted to each of the named executive officers in the fiscal year ended August 31, 2010 in accordance with ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

Outstanding Equity Awards at August 31, 2010

The following table sets forth certain information with respect to outstanding stock option awards of our executive officers for the fiscal year ended August 31, 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher M. Starr, Ph.D.	58,281 (1) 10,719(3)	— 36,031	— —	2.83 2.02	5/26/2016 3/9/2020
Ted Daley	25,497 (2)	9,472	—	2.23	9/10/2017
	11,656 (2) 4,333 (3)	11,657 14,567	— —	1.88 2.02	8/12/2018 3/9/2020
Patrice P. Rioux, M.D., Ph.D.	11,656 (2) 11,656 (4) 11,656 (4)	23,313 — —	— — —	0.85 1.66 3.05	4/16/2019 3/30/2020 6/28/2020

____________________

(1)	Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter.
(2)	Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter.
(3)	Stock options vest 6/48ths on grant date and1/48th per month thereafter.
(4)	Stock options vest 100% upon grant date.

Option Exercises

There were no option exercises by our executive officers during the fiscal year ended August 31, 2010.

Executive Payments Upon Termination

Change in control arrangements are designed to retain executives and provide continuity of management in the event of a change in control.  These agreements are described in more detail elsewhere in this Annual Report on Form 10-K, including the sections titled “Employment Agreements” and “Named Executive Officer Compensation.”

The following table quantifies the amounts that we would owe each of our executive officers upon each of the termination triggers discussed above under “Employment Agreements,” assuming a termination date of August 31, 2010:

Christopher M. Starr, Ph.D.
  Chief Executive Officer, President and Director

Executive Benefits and Payments Upon Termination	Disability	Death	Termination Without Cause or Constructive Termination	CIC Whether or Not Services are Terminated

Base Salary	$ 69,300(3)	$—	$ 277,200(2)	$ 277,200(2)
Short-Term Incentive	—(4)	—(4)	—(5)	—(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	—	—	—	55,564 (6)
Total	$ 69,300	$—	$ 277,200	$ 332,764

______________________

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718. The amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer

Todd C. Zankel, Ph.D.
   Chief Scientific Officer
Executive Benefits and Payments Upon Termination	Disability		Death			Termination Without Cause or Constructive Termination		CIC Whether or Not Services are Terminated (1)

Base Salary	$49,275	(3)	$	―		$197,100	(2)	$197,100	(2)
Short-Term Incentive	―	(4)		―	(4)	―	(5)	―	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock Options	―			―		―		23,644	(6)
Total	$49,275		$	―		$197,100		$220,744
(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718.  The amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Kim R. Tsuchimoto
   Chief Financial Officer, Secretary and Treasurer
Executive Benefits and Payments Upon Termination	Disability		Death			Termination Without Cause or Constructive Termination		CIC Whether or Not Services are Terminated (1)

Base Salary	$60,200	(3)	$	―		$240,800	(2)	$240,800	(2)
Short-Term Incentive	―	(4)		―	(4)	―	(5)	―	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock Options	―			―		―		29,060	(6)
Total	$60,200		$	―		$240,800		$269,860
(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718.  The amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer

Ted Daley
   President, Raptor Therapeutics Inc.
Executive Benefits and Payments Upon Termination	Disability		Death			Termination Without Cause or Constructive Termination		CIC Whether or Not Services are Terminated (1)

Base Salary	$60,200	(3)	$	―		$120,400	(2)	$120,400	(2)
Short-Term Incentive	―	(4)		―	(4)	―	(5)	―	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock Options	―			―		―		53,176	(6)
Total	$60,200		$	―		$120,400		$173,576
(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	6 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718.  The amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Patrice P. Rioux, M.D., Ph.D.
   Chief Medical Officer, Raptor Therapeutics Inc.
Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Whether or Not Services are Terminated (1)

Base Salary	$	―	$	―	$143,500	(2)	$143,500	(2)
Short-Term Incentive		―		―	―		―
Value of Unvested Equity Awards and Accelerated Vesting Stock Options		―		―	―		19,648	(3)
Total	$	―	$	―	$143,500		$163,148
(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	6 months base salary.
(3)
Vesting of all stock options granted in accordance with ASC Topic 718.  The amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of August 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,391,288	14.25	2,697,228
Equity compensation plans not approved by stockholders	-	-	-

Total	1,391,288	14.25	2,697,228

Director Compensation

Effective October 1, 2009, our non-employee directors receive the following compensation:  $60,000 cash compensation annually paid quarterly in arrears to the Chairman of the board and $40,000 cash compensation annually paid quarterly in arrears to all other non-employee directors.  Effective September 1, 2010, the Chairman will received $68,000 annually and $48,000 for all other non-employee directors. No cash compensation is paid to our Chief Executive Officer for his services as a member of our board of directors.  No formal plan exists regarding non-cash compensation to our non-employee directors at this time, but it is anticipated that a plan will be implemented over the next 12 months.

Upon joining RPC’s board of directors on May 26, 2006, Mr. Anderson and Mr. Sager were granted stock options to purchase 116,562 shares and 233,124 shares, respectively, of our common stock at respective exercise prices of $2.57 per share. Such stock options vested 6/36ths on the six month anniversary of such grant and 1/36th per month thereafter and expire ten years from grant date. Upon joining the board of directors of RPC on July 10, 2008, Dr. Franklin was granted stock options to purchase 34,969 shares of our common stock at an exercise price of $2.23 per share, which vests 6/48ths on the six-month anniversary of such grant and 1/48th per month thereafter and expires ten years from grant date.

In addition, at the discretion of the stock option committee of RPC’s board of directors, each non-employee director of RPC was entitled to receive options to purchase 23,313 shares of our common stock for each subsequent year of service on the company’s board of directors.  Such options were generally granted at fair market value one day preceding the grant date, vest 6/48ths on the six month anniversary of the grant date and 1/48th per month thereafter and expire ten years from grant date.  RPC made these grants to Mr. Anderson and Mr. Sager with respect to its fiscal year ended August 31, 2007, on June 14, 2007 at a per share exercise price of $2.57.  No such annual grants were approved for the fiscal year ended August 31, 2010 or the fiscal year ended August 31, 2009.

Dr. Keltner was appointed to our board of directors immediately following the 2009 Merger on September 30, 2009 and was granted stock options to purchase up to 34,968 shares of our common stock at an exercise price of $3.30 per share, which vests 6/48ths on March 30, 2010 and 1/48th per month thereafter, with an expiry of ten years.  Dr. Keltner’s annual compensation for his services as a director was $40,000.  Dr. Starr, who is our employee, did not receive additional compensation for his service as a director.  On March 9, 2010, non-employee directors were granted options to purchase up to 15,000 shares of our common stock at an exercise price of $2.02 per share for their services for the fiscal year ended August 31, 2010.  Such options vest commencing on September 1, 2009 over four years, with an expiry of ten years from the date of grant.  The following table sets forth the total compensation paid by us to each of our non-employee directors during our fiscal year ended August 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)	Total($)
Raymond W. Anderson (2)	40,000	13,331	53,331
Erich Sager (3)	60,000	13,331	73,331
Richard L. Franklin, M.D. Ph.D. (4)	40,000	17,584	57,584
Llew Keltner, M.D., Ph.D. (5)	30,000	24,227	54,227

_______________________

(1)
Amounts shown do not reflect compensation actually received by a director, but reflect the dollar amount compensation cost recognized by us for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for the fiscal year ended August 31, 2010, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, herein referred to as ASC Topic 718, and thus may include amounts from awards granted in and prior to the fiscal year ended August 31, 2010. The assumptions underlying the calculations pursuant to ASC Topic 718 are set forth under Note 8 of the Notes to Consolidated Financial Statements, beginning on page F-23 of our Consolidated Financial Statements.

(2)	Mr. Anderson had 154,875 options outstanding as of August 31, 2010, of which 138,456were exercisable.
(3)	Mr. Sager had 271,437 options outstanding as of August 31, 2010, of which 255,018 were exercisable.
(4)	Dr. Franklin had 48,969 options outstanding as of August 31, 2010, of which 21,651 were exercisable.
(5)	Dr. Keltner had 49,968 options outstanding as of August 31, 2010, of which 11,452 were exercisable.

On October 12, 2010, each non-employee director was granted options to purchase up to 30,000 shares of our common stock at an exercise price of $2.97 per share for his services as a director for the fiscal year ending August 31, 2011.  Such options commenced vesting on September 1, 2010, and vests 6/48ths on March 1, 2011 and 1/48th per month thereafter and expire 10 years from the grant date.

Defined Contribution Plan

We maintain a qualified retirement plan pursuant to Code Sections 401(a) and 401(k) covering substantially all employees, subject to certain minimum age and service requirements, herein referred to as our 401(k) Plan. Our 401(k) Plan allows such employees to make voluntary contributions. The assets of the 401(k) plan are held in trust for participants and generally are distributable upon the retirement, disability, death or other termination of employment of the participant.

Employees who participate in our 401(k) Plan may contribute to their 401(k) account up to the maximum amount that varies annually in accordance with the Code. We also make available to 401(k) plan participants the ability to direct the investment of their 401(k) accounts in a well-balanced spectrum of various investment funds.

At our discretion, we provide for a 401(k) matching in the amount of 100% of the first 3% of employee deferral and 50% of the next 2% of employee deferral, in compliance with the Internal Revenue Service’s Safe Harbor rules. As of March 28, 2009, in order to preserve cash, we discontinued 401(k) matching for all of our employees.  In October 2010, we re-implemented our 401(k) matching program for all employees.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 5, 2010, each beneficial owner (or group of affiliated beneficial owners) of more than five percent (5%) of any class of voting securities of Raptor Pharmaceutical Corp., each of our named executive officers as of the end of the fiscal year ended August 31, 2010, each our directors and all of our executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Raptor Pharmaceutical Corp., 9 Commercial Blvd., Suite 200, Novato, CA 94949.

			Percentage of
	Number of Shares		Outstanding
	Of Common Stock	Number of Shares	Shares
	Beneficially	Subject to Options/	of Common
Name of Beneficial Owner and Address	Owned	Options and Warrants (1)	Stock (2)
Entities affiliated with Deerfield Management Company, LP (3)	3,085,514	1,951,220	9.6%
Entities affiliated with Ayer Capital Management, LP (4)	2,977,429	1,172,760	9.5%
Aran Asset Management SA (5)	2,200,491	1,156,399	7.0%
Entities affiliated with Straus Capital Management, L.L.C. (6)	1,648,300	750,000	5.3%
Christopher M. Starr, Ph.D.	772,264	72,895	2.5%
Todd C. Zankel, Ph.D.	763,870	64,501	2.5%
Erich Sager	493,665	258,211	1.6%
Ted Daley	152,822	47,918	*
Kim R. Tsuchimoto	80,506	79,924	*
Patrice P. Rioux, M.D, Ph.D.	37,882	37,882	*
Raymond W. Anderson	141,649	141,649	*
Richard L. Franklin, M.D., Ph.D.	25,815	25,815	*
Llew Keltner, M.D., Ph.D.	15,616	15,616	*
All executive officers and directors as a group (8 persons)	2,484,089	744,411	8.2%

*	Less than one percent.

(1)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days of November 5, 2010, are counted as outstanding for computing the percentage held by each person holding such options or warrants but are not counted as outstanding for computing the percentage of any other person.

(2)	Based on 30,213,378 shares outstanding as of November 5, 2010.
(3)
Includes 429,024 shares and warrants to purchase 741,464 shares held by Deerfield Special Situations Fund, LP, and 705,270 shares and warrants to purchase 1,209,756 shares held by Deerfield Special Situations Fund International, Limited.  Deerfield Special Situations Fund, LP and Deerfield Special Situations Fund International, Limited, (or collectively, the “Deerfield Funds”) are affiliated with Deerfield Management Company, LP.  The Deerfield Funds were issued warrants to purchase an aggregate of 1,951,220 shares of common stock in the 2010 Private Placement.  However, these warrants are exercisable only to the extent that the number of shares beneficially held by the entities affiliated with Deerfield Management Company, LP does not exceed 9.999% of our outstanding stock and therefore, a portion of those warrants have not been counted as outstanding for purposes of computing the percentage held by the entities affiliated with Deerfield Capital Management, LP.  The principal business address of each of the Deerfield Funds is 780 3rd Avenue, 37th Floor, New York, NY  10017.

(4)
Includes (i) 144,570 shares and warrants to purchase 117,863 shares held by Epworth- Ayer Capital, (ii) 52,722 shares and warrants to purchase 28,077 shares held by Ayer Capital Partners Krestrel Fund, LP and (iii) 1,607,377 shares and warrants to purchase 1,026,820 shares held by Ayer Capital Partners Master Fund, LP (or collectively with Epworth-Ayer Capital and Ayer Capital Partners Krestrel Fund, LP, the “Ayer Capital Funds”).  Each of the Ayer Capital Funds is affiliated with Ayer Capital Management, LP.  The address for each of the Ayer Capital Funds is 230 California Street, Suite 600, San Francisco, CA 94111.

(5)
The address for this entity is Bahnhofplatz, P.O. Box 4010, 6304 Zug, Switzerland. Aran Asset Management disclaims beneficial ownership of the shares registered in its name on behalf of its clients.  The Chairman and CEO of Aran Asset Management SA is Michael C. Thalmann who disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6)
Includes (i) 464,060 shares and warrants to purchase 403,060 shares held by Straus Partners, L.P. and (ii) 434,240 shares and warrants to purchase 346,820 shares held by Straus Healthcare Partners, L.P. (or collectively with Straus Partners, L.P., the “Straus Funds”).  Each of the Straus Funds is affiliated with Straus Capital Management, L.L.C.  The address for each of the Straus Funds is 767 Third Avenue, 21st Floor, New York, NY  10017.

ITEM 13:                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Since September 1, 2009, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, persons who we know hold more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than: (i) compensation agreements and other arrangements, which are described elsewhere in this Annual Report on Form 10-K, and (ii) the transactions described below.

We have entered into indemnity agreements with certain of our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of us, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Pursuant to the terms of an asset purchase agreement, we and our wholly-owned subsidiary, Raptor Therapeutics Inc. purchased certain assets of Convivia, Inc., which was as of such time wholly-owned by Ted Daley (currently the President of Raptor Therapeutics Inc.). To date, in aggregate Mr. Daley has received 104,904 shares of our common stock and $90,000 in cash bonuses and may receive additional common stock and cash bonuses based on the successful development of our ConviviaTM development program. Mr. Daley was hired to develop the ConviviaTM product candidate along with other clinical-stage programs at Raptor Therapeutics Inc.

In the ordinary course of business, our officers have loaned money to us by paying travel expenses and equipment and other costs from their personal funds on our behalf.  We have promptly reimbursed the officers for such expenses and costs.

Independence of Our Board of Directors

Our board of directors has determined that all current members of our board of directors are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards), except for Dr. Starr and Mr. Sager.  Our board of directors has also determined that each member of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee is independent as defined by the SEC and NASDAQ rules.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Since June 15, 2006, Burr Pilger Mayer, Inc. has served as our independent registered public accounting firm.

The following is a summary of the fees and services provided for our years ended August 31 2010 and 2009.

Description of Services Provided by Burr Pilger Mayer, Inc.	Year Ended August 31, 2010	Year Ended August 31, 2009
Audit Fees*	$128,081	$ 115,440
Audit Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	133,036	66,271
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	39,151	16,130
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	-	-
All Other Fees	-	-

* Audit Fees for August 31, 2010 includes unbilled audit fees for the year ended August 31, 2010, which is estimated to be $78,775.

As provided in the Audit Committee charter, the Audit Committee pre-approves all of the services provided by our independent registered public accounting firm. 100% of the above services and estimates of the expected fees were reviewed and approved by the Audit Committee before the respective services were rendered.

The Audit Committee has considered the nature and amount of the fees billed by Burr Pilger Mayer, Inc. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Burr Pilger Mayer, Inc’s independence.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required to be filed in this item appears on pages F-1 to F-41 of this Annual Report on Form 10-K.

Documents filed as part of this annual report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of August 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010	F-3

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008, 2009 and 2010	F-4

Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010	F-9

Notes to Consolidated Financial Statements	F-10

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Index
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

2.4
Form of Voting Agreement between TorreyPines Therapeutics, Inc. and certain stockholders of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

2.5
Form of Voting Agreement between Raptor Pharmaceuticals Corp. and certain stockholders of TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

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
3.8
Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).

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

4.14
Amendment to Rights Agreement, dated August 6, 2010, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2010).

4.15 *
Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.16 *
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant’s Quarterly Report on Form 10QSB, filed on April 9, 2010).

4.17 *
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

4.20 *
Form of Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.21*
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.22	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.23	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.24	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.25	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.26	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
10.1#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2006).
10.2#
Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2006).

10.3**
Development and License Agreement between TPTX, Inc. (formerly Neurogenetics, Inc.) and Eli Lilly and the Registrant, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.4**
Research and License Agreement by and between TPTX, Inc. and Life Science Research Israel Ltd. dated as of May 10, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.5**
License Agreement by and between TPTX, Inc. and University of Iowa Research Foundation dated as of May 10, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.6
Lease Agreement by and between TPTX, Inc. and Slough TPSP LLC dated as of July 18, 2005, which became effective February 10, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.8#
Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.9#
Employment Agreement by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.10#
Form of Restricted Stock Unit Award Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

10.11#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Christopher Starr dated May 1, 2006 (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on May 26, 2006).

10.12#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Christopher Starr dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.13#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Todd Zankel dated May 15, 2006 (incorporated by reference to Exhibit 10.6 to Raptor Pharmaceuticals Corp.’s  Current Report on Form 8-K filed on May 26, 2006).

10.14#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.15#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Ms. Kim Tsuchimoto dated May 1, 2006 (incorporated by reference to Exhibit 10.7 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed on May 26, 2006).

10.16#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Ms. Kim Tsuchimoto dated January 1, 2009 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.17#
Employment Agreement between Raptor Therapeutics Inc. and Thomas E. Daley dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10-QSB filed  on January 14, 2008).

10.18#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Thomas E. Daley dated January 1, 2009 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.19#
Offer Letter from Raptor Therapeutics Inc. dated April 8, 2009 for Dr. Patrice Rioux (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed  on April 14, 2008).

10.20#
2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp., as amended (incorporated by reference to Exhibit 4.3 to Raptor Pharmaceuticals Corp.’s Registration Statement on Form S-8 filed on February 28, 2007).

10.21#
2008 Plan Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K/A filed on December 23, 2008).

10.22
Asset Purchase Agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp.  and Convivia, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on January 14, 2008).

10.23
Merger agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Encode Pharmaceuticals, Inc. dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.24**
Pharmaceutical development services agreement between Raptor Therapeutics Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.25**
License agreement between Raptor Therapeutics Inc. and Regents of the University of California dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.26**
Amendment No. 1 to License agreement between Raptor Therapeutics Inc. and Regents of the University of California dated February 29, 2008 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.27
Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.28
Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.29**
Collaboration and License Agreement, effective June 3, 2009, among Hoffmann-La Roche Ltd,, Hoffmann-La Roche Inc. and the Registrant (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009)

10.30
First Amendment dated January 7, 2009 to Lease by and between TorreyPines Therapeutics, Inc. and HCP TPSP LLC dated July 18, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.31**
Amendment dated November 21, 2008 to Development and License Agreement by and between TPTX, Inc. and Eli Lilly and the Registrant, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.32#
Amended and Restated Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated September 1, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.33#
Amendment dated February 3, 2009 to Amended Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated September 1, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.34#
Amended and Restated Employment Agreement by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.35#
Amendment dated February 3, 2009 to Amended Employment Agreement by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.36#
Amended and Restated Employment Agreement by and between Paul Schneider and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.37#
Amendment dated February 3, 2009 to Amended Employment Agreement by and between Paul Schneider and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.38**
Supply Agreement, effective July 20, 2009, between Raptor Therapeutics Inc. and Mylan Pharmaceutical Inc. (incorporated by reference to Exhibit 10.20 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.39#
Second Amended and Restated Employment by and between Evelyn Graham and TPTX, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

10.40#
Second Amended and Restated Employment by and between Craig Johnson and TPTX, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

10.41#
Second Amended and Restated Employment by and between Paul Schneider and TPTX, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

10.42
Securities Purchase Agreement, dated as of August 21, 2009, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.43	Raptor Form Indemnity Agreement dated on December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).
10.44
Placement Agent Agreement by and between the Registrant and Ladenburg Thalmann & Co. Inc. dated December 17, 2009 (incorporated by reference to Exhibit 1.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.45
Securities Purchase Agreement, dated December 17, 2009, by and between the Registrant and the investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.46#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Revised Definitive Proxy Statement, filed on February 5, 2010).
10.47
Purchase Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.48
Registration Rights Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.49#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).

10.50
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investors signatories thereto (incorporated  by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on August 10, 2010).

10.51
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investor signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 10, 2010).

10.52
Registration Rights Agreement, dated August 12, 2010, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on August 13, 2010).

21.1†	Subsidiaries of the Registrant.
23.1†	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant
24.1†	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.21 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC.
#	Indicates a management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICALS CORP.

Dated: November 22, 2010

By:/s/     Kim R. Tsuchimoto

Kim R.  Tsuchimoto

Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher M. Starr, Ph.D. and Kim R. Tsuchimoto, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to the Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Christopher M. Starr Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2010
/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 22, 2010
/s/ Erich Sager Erich Sager	Director	November 22, 2010
/s/ Raymond William Anderson Raymond William Anderson	Director	November 22, 2010
/s/ Richard L. Franklin Richard L. Franklin, M.D., Ph.D.	Director	November 22, 2010
/s/ Llew Keltner Llew Keltner, M.D., Ph.D.	Director	November 22, 2010

Financial Statements

The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of August 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010	F-3

Consolidated Statements of Stockholders’ Equity for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008, 2009 and 2010	F-4

Consolidated Statements of Cash Flows for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Raptor Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Raptor Pharmaceutical Corp. and its subsidiaries (the “Company”) (a development stage enterprise) as of August 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2010 and 2009 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raptor Pharmaceutical Corp. and its subsidiaries as of August 31, 2010 and 2009 and the consolidated results of their operations and cash flows for the years ended August 31, 2010 and 2009 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has not generated any revenue to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, effective September 29, 2009, the Company completed a reverse merger with TorreyPines Therapeutics, Inc.  The combined company is called Raptor Pharmaceutical Corp.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

November 22, 2010

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$16,953,524	$3,701,787
Prepaid expenses and other	285,898	107,054
Total current assets	17,239,422	3,808,841

Intangible assets, net	3,512,542	2,524,792
Goodwill	3,275,403	-
Fixed assets, net	93,249	144,735
Deposits	102,906	100,206
Deferred offering costs	166,015	-
Total assets	$24,389,537	$6,578,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$637,321	$613,577
Accrued liabilities	1,129,810	451,243
Common stock warrant liability	15,780,216	-
Deferred rent	2,673	-
Capital lease liability – current	4,865	4,117
Total current liabilities	17,554,885	1,068,937
Capital lease liability - long-term	1,811	6,676
Total liabilities	17,556,696	1,075,613
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized 30,076,758 and 17,857,555 shares issued and outstanding as at August 31, 2010 and 2009, respectively	30,077	17,858
Additional paid-in capital	47,617,449	27,364,286
Accumulated other comprehensive loss	(7,854)	-
Deficit accumulated during development stage	(40,806,831)	(21,879,183)
Total stockholders’ equity	6,832,841	5,502,961
Total liabilities and stockholders’ equity	$24,389,537	$6,578,574

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	For the year ended August 31,		For the cumulative period from September 8, 2005 (inception) to August 31, 2010
	2010	2009
Revenues:	$-	$-	$-
Operating expenses:
General and administrative	3,720,148	2,687,993	10,676,388
Research and development	9,334,080	6,570,119	24,208,364
In-process research and dev.		-	240,625
Total operating expenses	13,054,228	9,258,112	35,125,377
Loss from operations	(13,054,228)	(9,258,112)	(35,125,377)
Interest income	25,701	36,744	327,604
Interest expense	(3,950)	(2,526)	(113,887)
Foreign currency transaction loss	(457)	-	(457)
Adjustment to fair value of common stock warrants	(5,894,714)	-	(5,894,714)
Net loss	$(18,927,648)	$(9,223,894)	$(40,806,831)
Loss per share from operations:
Basic and diluted	$(0.59)	$(0.64)
Net loss per share:
Basic and diluted	$(0.85)	$(0.64)
Weighted average shares
outstanding used to compute:
Basic and diluted	22,227,198	14,440,254
The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the period from September 8, 2005 (inception) to August 31, 2006

					Deficit
					accumulated
			Additional	Receivable	during the
	Common stock		paid-in	from	development
	Shares	Amount	Capital	stockholders	stage	Total
Balance at September 8, 2005, issuance of common stock to founders at $0.004 per share, net of retirement of common stock upon reverse merger	1,398,740	$1,399	$8,601	$(10,000)	$—	$—

Common stock issued in May 2006 at $0.43 per share pursuant to a stock purchase agreement dated February 2006	233,123	233	99,767	(100,000)	—	—

Common stock issued in May 2006 at $0.86 per share pursuant to a stock purchase agreement dated February 2006	233,123	233	199,767	—	—	200,000

Common stock issued on May 25, 2006 at $2.57 per share, net of fundraising costs of $217,534	1,942,695	1,943	4,780,523	—	—	4,782,466

Common stock and warrants issued for a placement fee in connection with May 25, 2006 financing	186,499	186	(186)	—	—	—

Common stock issued in connection with reverse merger in May 2006	2,914,042	2,914	(2,914)	—	—	—

Warrant subscribed pursuant to a consulting agreement dated September 2005	—	—	60	—	—	60

Consultant stock-based compensation expense	—	—	23,500	—	—	23,500

Repayment of receivable from stockholders	—	—	—	110,000	—	110,000

Net loss	—	—	—	—	(969,250)	(969,250)

Balance at August 31, 2006	6,908,222	$6,908	$5,109,118	$—	$(969,250)	$4,146,776

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the year ended August 31, 2007

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at September 1, 2006	6,908,222	$6,908	$5,109,118	$(969,250)	$4,146,776

Exercise of common stock warrants	765,422	766	1,969,234	—	1,970,000

Exercise of common stock options	3,380	3	8,697		8,700

Consultant stock-based compensation expense	—	—	95,731	—	95,731

Employee stock-based compensation expense	—	—	368,978	—	368,978

Net loss	—	—	—	(3,632,076)	(3,632,076)

Balance at August 31, 2007	7,677,024	$7,677	$7,551,758	$(4,601,326)	$2,958,109

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the year ended August 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Balance at September 1, 2007	7,677,024	$7,677	$7,551,758	$(4,601,326)	$2,958,109

Exercise of common stock warrants	747,938	748	1,924,252	—	1,925,000

Consultant stock-based compensation expense	2,040	2	240,227	—	240,229

Employee stock-based compensation expense	23,312	23	491,532	—	491,555

Issuance of common stock for loan placement fee	46,625	47	101,953	—	102,000

Issuance of common stock for the purchase of Convivia, Inc. assets	101,992	102	240,523	—	240,625

Issuance of common stock for the merger with Encode Pharmaceuticals, Inc.	802,946	803	2,657,197	—	2,658,000

Issuance of common stock and warrants for the sale of units in a private placement at $2.14 per unit, including placement agent warrants, net of fundraising costs of $944,065	4,662,468	4,662	9,051,273	—	9,055,935

Net loss	—	—	—	(8,053,963)	(8,053,963)

Balance at August 31, 2008	14,064,345	$14,064	$22,258,715	$(12,655,289)	$9,617,490

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the year ended August 31, 2009

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at August 31, 2008	14,064,345	$14,064	$22,258,715	$(12,655,289)	$9,617,490

Exercise of common stock warrants	2,031,671	2,032	2,612,468	—	2,614,500

Consultant stock-based compensation expense		—	48,094	—	48,094

Employee stock-based compensation expense	23,312	23	354,471	—	354,494

Issuance of common stock and warrants for the sale of units in a private placement at $1.37 per unit, including placement agent warrants, net of fundraising costs of $293,724	1,738,227	1,739	2,090,538	—	2,092,277

Net loss	—	—	—	(9,223,894)	(9,223,894)

Balance at August 31, 2009	17,857,555	$17,858	$27,364,286	$(21,879,183)	$5,502,961

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity
For the year ended August 31, 2010
				Accumulated	Deficit
			Additional	other	accumulated
	Common stock		paid-in	comprehensive	during
	Shares	Amount	capital	loss	development stage	Total

Balance at August 31, 2009	17,857,555	$17,858	$27,364,286	$—	$(21,879,183)	$5,502,961

Exercise of common stock warrants	196,736	197	474,822	—	—	475,019

Exercise of common stock options	37,881	38	63,984	—	—	64,022

Consultant stock-based compensation expense	—	—	78,327	—	—	78,327

Employee stock-based compensation expense	11,656	12	216,719	—	—	216,731

Common stock issued and warrants/options assumed with 2009 Merger	940,863	940	4,416,106	—	—	4,417,046

Issuance of common stock to LPC pursuant to an equity line facility at a $2.26 average per share purchase price, net of fundraising costs and commitment shares totaling $533,294	2,386,895	2,387	4,839,407	—	—	4,841,794

Issuance of common stock and warrants in a registered direct financing at $2.00 per unit, including placement agent warrants, net of fundraising costs of $1,246,658	3,747,558	3,748	6,243,062	—	—	6,246,810

Initial value of warrants issued in a registered direct financing	—	—	(1,863,615)	—	—	(1,863,615)

Issuance of common stock and warrants for the sale of units in a private placement at $3.075 per unit, including placement agent warrants, net of fundraising costs of $1,457,687	4,897,614	4,897	13,597,578	—	—	13,602,475

Initial value of warrants issued in 2010 private placement	—	—	(7,813,227)	—	—	(7,813,227)

Foreign currency translation loss	—	—	—	(7,854)	—	(7,854)

Net loss	—	—	—	—	(18,927,648)	(18,927,648)

Balance at August 31, 2010	30,076,758	$30,077	$47,617,449	$(7,854)	$(40,806,831)	$6,832,841

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended August 31,		For the cumulative period from September 8, 2005
	2010	2009	(inception) to August 31, 2010
Cash flows from operating activities:
Net loss	$(18,927,648)	$(9,223,894)	$(40,806,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	216,731	354,494	1,431,758
Consultant stock-based compensation expense	78,327	48,094	485,941
Fair value adjustment of common stock warrants	5,894,714	-	5,894,714
Amortization of intangible assets	152,250	138,499	397,458
Depreciation of fixed assets	72,241	84,693	423,181
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000

Changes in assets and liabilities:
Prepaid expenses and other	(79,407)	8,540	(186,460)
Intangible assets	-	-	(150,000)
Deposits	(2,700)	-	(102,907)
Accounts payable	23,744	47,984	637,321
Accrued liabilities	(2,264)	18,809	449,084
Deferred rent	2,673	(2,951)	2,568
Net cash used in operating activities	(12,571,339)	(8,525,732)	(31,143,548)
Cash flows from investing activities:
Purchase of fixed assets	(20,756)	(22,734)	(497,106)
Cash acquired in 2009 Merger	581,391	-	581,391
Net cash provided by (used in) investing activities	560,635	(22,734)	84,285
Cash flows from financing activities:
Proceeds from the sale of common stock	22,555,278	2,386,000	39,941,278
Proceeds from the sale of common stock under an equity line	4,899,951	-	4,899,951
Proceeds from the exercise of common stock warrants	475,019	2,614,500	6,984,519
Proceeds from the exercise of common stock options	64,022	-	72,721
Fundraising costs	(2,719,857)	(293,724)	(4,175,181)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(4,118)	(3,435)	(12,647)
Net cash provided by financing activities	25,270,295	4,703,341	48,020641
Foreign currency translation loss	(7,854)	-	(7,854)
Net increase (decrease) in cash and cash equivalents	13,251,737	(3,845,125)	16,953,524
Cash and cash equivalents, beginning of period	3,701,787	7,546,912	-
Cash and cash equivalents, end of period	$16,953,524	$3,701,787	$16,953,524
Supplemental cash flow information:
Interest paid	$3,949	$2,526	$11,886
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financings	$9,676,842	$-	$16,310,414
Initial fair value of warrants issued to placement agents in connection with financings	$208,660	$-	$208,660
Common stock and warrants issued in connection with reverse merger	$4,417,046	$-	$4,417,046
Common stock issued as fee for equity line	$475,137	$-	$475,137
Acquisition of equipment in exchange for capital lease	$-	$14,006	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying consolidated financial statements reflect the results of operations of Raptor Pharmaceutical Corp. (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.   The Company’s fiscal year end is August 31.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reflects the Company’s current, post-2009 Merger corporate structure (State of Incorporation):

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
(merged with TPTX, Inc. on August 30, 2010)

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

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., and Raptor Therapeutics Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), and August 1, 2007, respectively. All inter-company accounts have been eliminated. The Company’s

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through August 31, 2010, the Company had accumulated losses of approximately $40.8 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents at August 31, 2010 will be sufficient to meet the Company’s obligations into December 2011.  The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs beyond December 2011. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

On September 29, 2009, upon the closing of the merger with RPC (as discussed further in the Note 10, Issuance of Common Stock), RPC’s stockholders exchanged each share of RPC’s common stock into .2331234 shares of the post-merger company and the exercise prices and stock prices were divided by .2331234 to reflect the post-merger equivalent stock prices and exercise prices. Therefore, all shares of common stock and exercise prices of common stock options and warrants are reported in these consolidated financial statements on a post-merger basis.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements for the years ended August 31, 2010 and 2009. The November 22, 2010 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

	For the years ended August 31,
	2010			2009
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(4,015,814)	$(14,911,834)	$(18,927,648)	$(2,920,598)	$(6,303,295)	$(9,223,894)
Total assets	2,413,600	21,975,937	24,389,537	683,828	5,894,746	6,578,574

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  The Company has not experienced any losses on these investments.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(g) Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger.  Goodwill is reviewed annually, or when an indication of impairment exists, to determine if any impairment analysis and resulting write-down in valuation is necessary.

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

(j) Common Stock Warrant Liabilities

The warrants issued by the Company in the a 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period-end commencing on August 31, 2010. The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period-end.

(k) Marked-to-Market

The common stock warrants issued in the Company’s 2010 private placement and its December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in its consolidated statements of operations.

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

(m) Research and Development

The Company is a development stage biotechnology company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 31,
	2010	2009
Warrants to purchase common stock	10,373,228	2,057,990
Options to purchase common stock	1,391,288	989,213
Total potentially dilutive securities	11,764,516	3,047,203

(p) Stock Option Plan

Effective September 1, 2006, the Company adopted the provisions of FASB ASC Topic 718, Accounting for Compensation Arrangements, (“ASC 718”) (previously listed as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment) in accounting for its stock option plans. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, (“ASC 505-50”) (previously listed as Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). See Note 8, Stock Option Plans, for further discussion of employee stock-based compensation.

(q) Recent Accounting Pronouncements

In December 2007, the EITF reached a consensus on ASC Topic 808, Collaborative Agreement (“ASC 808”) (previously EITF 07-01, Accounting for Collaborative Arrangements).  ASC 808 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. ASC 808 is effective for fiscal years beginning after December 15, 2008. As a result, ASC 808 is effective for the Company as of September 1, 2009.  Based upon the nature of the Company’s business, ASC 808 could have a material impact on the Company’s financial position and consolidated results of operations in future years, but had no material impact for the year ended August 31, 2010.

In December 2007, the FASB issued ASC Topic 805, Business Combinations, (“ASC 805”) (previously SFAS 141(R)) and FASB ASC Topic 810, Consolidation (“ASC 810”) (previously SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51).  These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. ASC 805 requires companies to: (i) recognize, with certain

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in ASC Topic 420, Exit and Disposal Cost Obligations (previously SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. ASC 805 is required to be adopted concurrently with ASC 810 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal 2010). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after September 1, 2009.   See Note 10 which reflects the accounting treatment of the 2009 Merger utilizing these provisions.

In May 2008, the FASB released ASC Topic 470, Debt (“ASC 470”) (previously FASB Staff Position APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008; therefore, the Company adopted ASC 470 as of September 1, 2009. The Company has determined that ASC 470 had no material impact on its consolidated financial statements for the year ended August 31, 2010.

In April 2008, the FASB issued ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) (previously FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted ASC 350 as of September 1, 2009 and has determined that ASC 350 had no material impact on the Company’s consolidated financial statements for the year ended August  31, 2010.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”) (previously SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted ASC 855 as of August 31, 2009 and anticipates that the adoption will impact the accounting and disclosure of future transactions. The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of August 31, 2010 through the date these consolidated financial statements were available to be issued.

ASC Topic 825, Financial Instruments, (“ASC 825”) (previously FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a material impact on the Company’s consolidated financial statements for the year ended August 31, 2010.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which has not yet been codified in the ASC. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard, however, it does not expect SFAS 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (“ASC 860”). The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The Company is currently assessing the impact of ASC 860 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU Update No. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including: vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company will adopt these standards on September 1, 2010 and is currently reviewing the impact on its consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company will adopt ASU 2010-17 as of September 1, 2010 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 10 below.

Summary of intangibles acquired as discussed above:

Intangible asset (IP license) related to the Encode merger	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin	150,000
Intangible assets (out-license) related to the 2009 Merger	240,000
In-process research and development (IP license) related to the 2009 Merger	900,000
Total intangible assets	3,910,000
Less accumulated amortization	(397,458)
Intangible assets, net	$3,512,542

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to NGX 426, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the years ended August 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to August 31, 2010, the Company amortized $152,250, $138,500 and $397,458, respectively, of intangible assets to research and development expense.

The following table summarizes the actual and estimated amortization expense for intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ended August 31, 2007 – actual	7,500
Fiscal year ended August 31, 2008 – actual	94,833
Fiscal year ended August 31, 2009 – actual	138,500
Fiscal year ended August 31, 2010 – actual	152,250
Fiscal year ending August 31, 2011 – estimate	153,500
Fiscal year ending August 31, 2012 – estimate	153,500
Fiscal year ending August 31, 2013 – estimate	153,500
Fiscal year ending August 31, 2014 – estimate	153,500
Fiscal year ending August 31, 2015 – estimate	153,500

Goodwill of $3,275,403 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed.  The Company has reviewed the carrying value of goodwill for impairment and has determined that there is no impairment.

(4) FIXED ASSETS

Fixed assets consisted of:

Category	August 31, 2010	August 31, 2009	Estimated useful lives
Leasehold improvements	$119,773	$113,422	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	94,842	80,437	3 years
Capital lease equipment	14,006	14,006	Shorter of life of asset or lease term
Total at cost	509,112	488,356
Less: accumulated depreciation	(415,863)	(343,621)
Total fixed assets, net	$93,249	$144,735

Depreciation expense for the years ended August 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to August 31, 2010 was $72,241, $84,693 and $423,181, respectively. Accumulated depreciation on capital lease equipment was $8,260 and $3,951 as of August 31, 2010 and 2009, respectively.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at August 31, 2010 and 2009 are summarized as follows:

Assets	Level 1	Level 2	Level 3	August 31, 2010
Fair value of cash equivalents	$16,509,186	$ —	$ —	$16,509,186
Total	$16,509,186	$ —	$ —	$16,509,186
Liabilities
Fair value of common stock warrants	$ —	$ —	$15,780,216	$15,780,216
Total	$ —	$ —	$15,780,216	$15,780,216

Assets	Level 1	Level 2	Level 3	August 31, 2009
Fair value of cash equivalents	$ 3,515,353	$ —	$ —	$ 3,515,353

Total	$ 3,515,353	$ —	$ —	$ 3,515,353

Cash equivalents represent the fair value of the Company’s investment in two money market accounts as of August 31, 2010 and 2009.

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marked-to-Market

The common stock warrants issued in the Company’s August 2010 private placement and the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in its consolidated statements of operations.

For the year ended August 31, 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a loss of $5.89 million, in the line item adjustment to fair value of common stock warrants in its consolidated statement of operations.  See Note 11 for further discussion on the calculation of the fair value of the warrant liability.

Warrant liability in $ millions
Fair value of warrants (including broker warrants) at issuance date on December 23, 2009	1.92
Adjustment to mark to market common stock warrants at August 31, 2010	3.91
December 2009 direct offering common stock warrant liability at fair value on August 31, 2010	5.83
Fair value of warrants (including broker warrants) at issuance date on August 12, 2010	7.97
Adjustment to mark to market common stock warrants at August 31, 2010	1.98
August 2010 private placement common stock warrant liability at fair value on August 31, 2010	9.95
Total warrant liability August 31, 2010	15.78

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	August 31,
	2010	2009
Clinical trial costs	$280,918	$-
Clinical milestone payment due to UCSD	200,000	-
Accrued bonuses	184,021	-
Legal fees	182,890	195,552
Salaries and wages	88,024	57,351
Accrued vacation	79,077	38,109
Clinical trial materials	50,000	-
Auditing and tax preparation fees	33,245	19,720
Consulting - general and administrative	19,304	-
Patent costs	8,956	10,500
Consulting - research and development	-	21,000
2009 Merger joint proxy/prospectus	-	109,011
Other	3,375	-
Total accrued liabilities	$1,129,810	$451,243

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (8) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock- based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010 was $216,732, $354,494 and $1,431,758, respectively, of which cumulatively $1,186,398 was included in general and administrative expense and $245,360 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	100%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%
Quarter ended February 28, 2009	2.0%	7 years	220%	10%
Quarter ended May 31, 2009	2.6%	7 years	233%	10%
Quarter ended August 31, 2009	3.2%	7 years	240%	10%
Quarter ended November 30, 2009	3.0%	7 years	245%	10%
Quarter ended February 28, 2010	3.1%	7 years	55%	10%
Quarter ended May 31, 2010	3.1%	7 years	77%	2.5%
Quarter ended August 31, 2010	2.07%	6 years	85%	2.5%
*	Dividend rate is 0% for all periods presented.
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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the years ended August 31, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to August 31, 2010 was $78,327, $48,094 and $485,941, respectively, of which cumulatively $118,919 was included in general and administrative expense and $367,021 was included in research and development expense.

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00
Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of August 31, 2010 and 2009 were $526,891, $311,279, $66,937 and $11,364, respectively.

There were 2,697,228 options available for grant as of August 31, 2010 under the 2010 Equity Incentive Plan, which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. No further grants will be made under any previous or assumed stock option plans.  As of August 31, 2010, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average Exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	8.63	.85	11,656	0.85
$1.01 to $2.00	86,259	8.74	1.73	35,901	1.64
$2.01 to $3.00	1,050,147	6.84	2.46	851,504	2.55
$3.01 to $4.00	105,802	9.26	3.57	78,847	3.67
$4.01 to $5.00	62,104	9.13	4.57	59,333	4.59
$5.01 to $1,564	52,007	5.00	315.34	52,007	315.34
	1,391,288	7.15	14.25	1,089,248	17.62

At August 31, 2010, the total unrecognized compensation cost was approximately $471,000. The weighted average period over which it is expected to be recognized is 3 years.

(9) INCOME TAXES

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	August 31,
	2010		2009

Federal tax (benefit) at statutory rate	$(6,390,517)	-34.00%	$(3,132,608)	-34.00%
State tax (benefit) at statutory rate, net of federal tax benefit	(953,473)	-5.07%	(629,304)	-6.83%
Change in valuation allowance	6,067,977	32.28%	5,069,715	55.02%
Research and development credits	(708,240)	-3.77%	(1,325,036)	-14.38%
Fair market value of warrants	2,004,203	10.66%	-	-%
Other	(19,950)	-0.10%	17,233	0.19%
Provision for income taxes	$(0)	(0)	$0	0

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following (in thousands):

	August 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$9,154,868	$4,722,078
Capitalized start-up costs	3,487,300	1,615,625
Stock option expense	268,019	207,169
Research credit	3,513,229	2,223,767
Capital loss carryforwards	55,768	47,600
Basis difference for fixed assets and intangibles	216,556	277,941
Accruals	37,389	24,823
Valuation allowance	(16,733,129)	(9,119,003)

Gross deferred tax asset	$0	$0

As of August 31, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $22.6 million and $25.0 million respectively, which expire beginning after the year 2022 and 2015, respectively. As of August 31, 2010, the Company had federal and state research and development credits of $3.2 million and $.5 million respectively. The federal credits expire beginning after the year 2026 and the state credits have no expiration.

The valuation allowance increased approximately $7.6 million during the year ended August 31, 2010, primarily as a result of current year losses.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

In July 2006, the FASB released Final Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve-month period. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

On September 1, 2009, we adopted FASB Topic 740 - Income Taxes (“Topic 740”) - an interpretation of FIN 48.  As of September 1, 2009, no unrecognized tax benefits were recorded.  Because of net operating loss and research credit carryforwards, substantially all of the Company’s tax years, from 2001 through 2009, remain open to U.S. federal and state tax examinations. The Company did not record a change in its unrecorded tax benefits during the year ended August 31, 2010, and expects no change in its unrecorded tax benefits in the next 12 months.  The Company’s policy will be to recognize interest and penalties related to income taxes in income tax expense. The Company is not aware of any pending income tax audits. Significant components of the Company’s deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, stock-based compensation and research credits. Due to the Company’s lack of earning history, any deferred assets recorded have been fully offset by a valuation allowance.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10) ISSUANCE OF COMMON STOCK

As of August 31, 2010, there were 30,076,758 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the year ended August 31, 2010, the Company received $475,020 from the exercise of warrants in exchange for the issuance of 189,056 shares of the Company’s common stock and the Company issued 7,680 shares of its common stock resulting from a cashless exercise of a warrant issued in 2007 in connection with the purchase of DR Cysteamine.  During the cumulative period from September 8, 2005 (inception) through August 31, 2010, the Company received approximately $7.0 million from the exercise of warrants in exchange for the issuance of an aggregate of 3,741,767 shares.

During the year ended August 31, 2010, the Company received $64,022 from the exercise of stock options in exchange for 37,881 shares of the Company’s common stock.  For the cumulative period from September 8, 2005 (inception) through August 31, 2010, the Company received $72,718 from the exercise of stock options resulting in the issuance of 41,261 shares of common stock.

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of its clinical division. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 46,625 shares of its restricted, unregistered common stock, an additional 46,625 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 23,312 shares of common stock valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ConviviaTM pursuant to the asset purchase agreement. In October 2008, Mr. Daley was issued 23,312 shares of restricted common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. In July 2010, the Company issued 11,656 shares of its restricted common stock valued at $35,551and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan. Pursuant to ASC 730, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense in the amount of $240,625 on its consolidated statement of operations for the year ended August 31, 2008.

MERGER OF RAPTOR’S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.

On December 14, 2007, the Company entered into a Merger Agreement (the “Encode Merger Agreement”), dated as of the same date, by and between the Company, its clinical development subsidiary and Encode Pharmaceuticals, Inc. (“Encode”), a privately held development stage company. Pursuant to the Encode Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into the Company’s clinical development subsidiary. The existence of Encode ceased as of the date of the Encode Merger Agreement. Pursuant to the Encode Merger Agreement and the certificate of merger, the Company’s clinical development subsidiary, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Encode Merger Agreement, the Company issued 802,946 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 83,325 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 256,034 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of the Encode Merger Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 1,142,305 shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger with Encode. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value of the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Encode Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principal operations at the time of the merger, such as generating revenues from its drug product candidate.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. To-date, Raptor has accrued $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH.

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A PRIVATE PLACEMENT

During the period from May 21, 2008 through June 27, 2008, Raptor entered into a Securities Purchase Agreement, as amended (the “2008 Private Placement Purchase Agreement”), with 11 investors for the private placement of units of the Company, each unit comprised of one share of Raptor’s Common Stock and one warrant to purchase one half of one share of Raptor’s Common Stock, at a purchase price of $2.14 per unit. Pursuant to the 2008 Private Placement Purchase Agreement, the Company sold an aggregate of 4,662,468 shares of Common Stock for aggregate gross proceeds of $10 million and issued to the investors warrants, exercisable for two years from the initial closing, which entitle the investors to purchase up to an aggregate of 2,331,234 shares of Common Stock of the Company and have an exercise price of either $3.22 or $3.86 per share, depending on when such warrants are exercised, if at all, and were valued at approximately $3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The combined company is headquartered in Novato, California and is managed by Christopher M. Starr, Ph.D., as Chief Executive Officer and director, Todd C. Zankel, Ph.D., as Chief Scientific Officer, Kim R. Tsuchimoto as Chief Financial Officer, Ted Daley, as President of the clinical division and Patrice P. Rioux., M.D., Ph.D., as Chief Medical Officer of the clinical division.

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

Acquisition costs incurred by the Company related to the 2009 Merger were approximately $0.4 million and were expensed as incurred. If the 2009 Merger had occurred on September 1, 2008, the Company’s revenues would have increased by approximately $1.5 million from fees earned by TorreyPines from the sale one of its programs in the quarter ended December 31, 2008, for total pro forma revenues of $1.5 million for the year ended August 31, 2009. Net loss would have increased by approximately $2.5 million due to an increase of revenues of $1.5 million described above offset by $3.1 million of loss on impairment of purchased patents recognized by TorreyPines during the period plus $0.9 million in transaction costs and costs associated with obligations owed to the TorreyPines employees for a pro forma net loss and net loss per share of $11.7 million or $0.81 per share for the year ended August 31, 2009.   If the 2009 Merger had occurred on September 1, 2009, the Company’s revenues would have remained zero and the Company’s net loss and net loss per share for the year ended August 31, 2010 would have remained $18.9 million or $0.85 per share.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A REGISTERED DIRECT OFFERING

On December 17, 2009, the Company entered into a Placement Agent Agreement with Ladenburg Thalmann & Co. Inc. as placement agent (the “Placement Agent”), relating to the issuance and sale to the Direct Offering Investors (as defined below) pursuant to a registered direct offering (the “Offering”) of up to 3,747,558  units (the “Units”), consisting of (i) 3,747,558 shares of the Company’s common stock, (ii) warrants to purchase an aggregate of up to 1,873,779 shares of the Company’s common stock (and the shares of common stock issuable from time to time upon exercise of such warrants) (the “Series A Warrants”), and (iii) warrants to purchase an aggregate of up to 1,873,779 shares of the Company’s common stock (and the shares of common stock issuable from time to time upon exercise of such warrants) (the “Series B Warrants,” and collectively with the Series A Warrants, the “Investor Warrants”).

The Placement Agent for the Direct Offering received a placement fee equal to 6.5% of the gross cash proceeds to the Company from the Direct Offering of the Units or $487,183 (excluding any consideration that may be paid in the future upon exercise of the Warrants), a warrant to purchase up to an aggregate of 74,951 shares of the Company’s common stock at $2.50 per share (valued at approximately $52,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and $25,000 in out-of-pocket accountable expenses.  The warrant issued to Ladenburg has the same terms and conditions as the Investor Warrants except that the exercise price is 125% of the public offering price per share or $2.50 per share, and the expiration date is five years from the effective date of the Registration Statement.

In connection with the Direct Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the “Direct Offering Purchase Agreement”), dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto (collectively, the “Direct Offering Investors”) with respect to the Direct Offering of the Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and net proceeds after commissions and expenses of approximately $6.2 million.  Each Unit consists of one share of the Company’s common stock, one Series A Warrant exercisable for 0.5 of a share of the Company’s common stock and one Series B Warrant exercisable for 0.5 of a share of the Company’s common stock. The shares of the Company’s common stock and the Warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  At closing of the financing, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%).  Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants are classified as liability, as discussed further below in Note 11.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On April 16, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $15 million of the Company’s common stock over a 25 month period.  Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  Such registration statement was declared effective by the SEC on May 7, 2010.  The Company has the right over a 25-month period to sell its shares of common stock to LPC in amounts of $100,000 to up to $1,000,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate amount of $15 million.  The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

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

In consideration for entering into the purchase agreement, the Company issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and is required to issue up to an additional 217,549 shares of its common stock pro rata as LPC purchases the $15 million of the Company’s common stock over the 25-month period. During the year ended August 31, 2010, the Company sold 2,170,798 shares to LPC at a weighted average price of $2.26 and paid commitment fees to LPC in the form of 71,064 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $228,581.

2010 PRIVATE PLACEMENT

On August 9, 2010, we entered into a securities purchase agreement with 23 investors set forth on the signature pages thereto (or, the U.S. Investors) and a separate securities purchase agreement with a certain Canadian investor (or, the Canadian Investor and together with the U.S. Investors, the 2010 Private Placement Investors) set forth on the signature pages thereto (or collectively, the 2010 Private Placement Purchase Agreements), for the private placement, or the 2010 Private Placement, of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   JMP Securities LLC, or the Placement Agent, served as our placement agent in the 2010 Private Placement.

The closing of this private placement occurred on August 12, 2010.  We issued and sold an aggregate of 4,897,614 units, comprised of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  At closing of the 2010 Private Placement, the warrants issued to investors were valued at approximately $7.8 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 1.74%; expected term 5 years and annual volatility 85.14%.) As the placement agent for the 2010 Private Placement, the Placement Agent was issued one warrant to purchase 97,952 shares of our common stock (valued at approximately $0.2 million, based upon the same Black-Scholes inputs as the investor warrants), paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.

In connection with the 2010 Private Placement, on August 12, 2010, we entered into a registration rights agreement, or the 2010 Private Placement Registration Rights Agreement, with the 2010 Private Placement

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investors, pursuant to which we filed with the SEC a registration statement related to the 2010 Private Placement covering the resale of the common stock issued to the 2010 Private Placement Investors under the 2010 Private Placement Purchase Agreements and the shares of common stock that will be issued to the 2010 Private Placement Investors upon exercise of the warrants, including the warrant issued to the Placement Agent.  Such registration statement was declared effective on August 31, 2010.

The following is a summary of common stock outstanding as of August 31, 2010:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – June 2010	160,272
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670
PIPE	August 2009	1,738,226
Warrant exercises	Sept. 2009 – Aug. 2010	196,736
Shares issued in connection with reverse merger	September 2009	940,863
Stock option exercises	October 2009 – June 2010	37,881
Registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 – July 2010	2,386,895
2010 private placement	August 2010	4,897,614
Total shares of common stock outstanding		30,076,758

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (11) WARRANTS

The table reflects the number common stock warrants outstanding as of August 31, 2010:

	Number of shares exercisable	Exercise price		Expiration date
Issued in lieu of deferred legal fees	13,987	$2.57		2/13/2011
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	465,816	$2.36		5/21/2013
Issued to PIPE investors in August 2009	752,551	$3.22		8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,507	$81.48	*	12/7/2010-9/26/2015
Issued to registered direct investors in Dec. 2009	1,825,029	$2.45		6/22/2011
Issued to registered direct investors in Dec. 2009	1,873,779	$2.45		12/23/2014
Issued to placement agent in Dec. 2009	74,951	$2.50		12/23/2014
Issued to private placement investors in Aug. 2010	4,897,614	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015
Total warrants outstanding	10,373,228	$2.87	*
*	Average exercise price

The warrants issued by the Company in the August 2010 private placement and the December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants from both financings as liabilities and will mark them to fair value at each period end.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 equity financing using the following assumptions:

	December 2009 equity financing						August 2010 private placement
	Series A		Series B		Placement Agent		Investors and placement agent
	At issuance December 23, 2009	At August 31, 2010	At issuance December 23, 2009	At August 31, 2010	At issuance December 23, 2009	At August 31, 2010	At issuance August 12, 2010	At August 31, 2010
Fair value ($ millions)	1.3	3.7	0.5	2.0	0.05	0.1	8.0	9.9
Black-Scholes inputs:
Stock price	$1.89	$2.98	$1.89	$2.98	$1.89	$2.98	$2.50	$2.98
Exercise price	$2.45	$2.45	$2.45	$2.45	$2.50	$2.50	$3.075	$3.075
Risk free interest rate	2.23%	1.36%	0.56%	0.24%	2.23%	1.36%	1.74%	1.74%
Volatility	49.28%	85.1%	49.28%	85.1%	49.28%	85.1%	85.1%	85.1%
Expected term (years)	5.0	4.25	1.5	0.75	5.0	4.25	5.0	5.0
Dividend	0	0	0	0	0	0	0	0
			F-35

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended August 31, 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a loss of $5.89 million, in the line item adjustment to fair value of common stock warrants in its consolidated statement of operations.  See Note 5 for further discussion on the marking-to-market of the warrant liability.

 (12) COMMITMENTS AND CONTINGENCIES

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

In addition to these milestone payments, the Company is also obligated to pay BioMarin a royalty at a percentage of the Company’s aggregated revenues derived from drug product candidates based on the NeuroTrans™ product candidate. On June 9, 2006, the Company made a milestone payment in the amount of $150,000 to BioMarin because the Company raised $5,000,000 in its May 25, 2006 private placement financing. If the Company becomes insolvent or if the Company breaches its asset purchase agreement with BioMarin due to non-payment and the Company does not cure its non-payment within the stated cure period, all of the Company’s rights to the RAP technology (including NeuroTrans™) will revert back to BioMarin.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

23,312 shares of Raptor’s restricted, unregistered Common Stock within fifteen (15) days after the Company enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of Raptor’s restricted, unregistered Common Stock. Should the Company obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 11,656 shares of the Company’s restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM.  On March 31, 2008, the Company issued 23,312 shares of Raptor’s Common Stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for ConviviaTM, combined with the execution of a formulation agreement to produce the oral formulation of ConviviaTM. In July 2010, the Company issued 11,656 shares of its restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed above, in aggregate, the Company has issued to Mr. Daley, 58,281 shares of Raptor’s common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

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

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which the Company has

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal years ended August 31, 2010 and 2009, the Company has fulfilled by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. To-date, the Company has accrued $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

CONTRACTUAL OBLIGATIONS TO TPTX, INC. EMPLOYEES

Pursuant to the documents related to the 2009 Merger, including amended employment agreements with the TPTX, Inc. employees, who were former executives of TorreyPines prior to such merger, the Company was obligated to pay such former executives their salaries, benefits and other obligations through April 1, 2010, which obligations were settled in mid-April 2010.  There were no remaining obligations to the former executives as of August 31, 2010.

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California and expanded the lease on April 1, 2007. Base monthly payments were subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”) and annual adjustments to base operating expenses. In October 2010, the Company executed a lease addendum to the Novato lease for an additional 3,100 square feet ($5,309 per month) starting in January 2011.  Effective April 1, 2010, the Company’s monthly base rent including base operating expenses were $10,826 and effective January 1, 2011, the Company’s monthly base including base operating expenses will be $16,135 with an adjustment for CPI and operating expenses in April 2012.  The Novato lease expires in March 2013. In January 2010, the Company entered into a one year lease for administrative offices in San Mateo, California for $2,655 per month.  The Company anticipates continuing the San Mateo lease.

During the years ended August 31, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to August 31, 2010, the Company paid $150,536, $128,830 and $518,931, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
September 1, 2010 to August 31, 2011	$187,773
September 1, 2011 to August 31, 2012	196,043
September 1, 2012 to August 31, 2013	116,335

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL LEASE

In September 2008, the Company leased a photocopier which is subject to a 39-month lease at $469 per month. The future lease payments under the capital lease are as follows:

Period	Amount
Fiscal year ending August 31, 2011	$5,625
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	7,500
Less interest	(824)
Total current and long-term capital lease liability	$6,676
Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the year ended August 31, 2010, the Company maintained several contracts with consultants, research and clinical organizations and clinical sites to research drug pricing in the E.U., develop research assays, to assist with clinical research and to conduct clinical research for Raptor’s cystinosis program.

The future commitments pursuant to the research agreement are as follows:

Period	Amount
Fiscal year ending August 31, 2011	$4,310,511
Fiscal year ending August 31, 2012	620,718

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the year ended August 31, 2010, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis trial. The future commitments pursuant to this agreement are as follows:

Period	Amount
Fiscal year ending August 31, 2011	$181,096

FORMULATION / MANUFACTURING AGREEMENTS

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture DR Cysteamine for its cystinosis and Huntington’s Disease programs. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. In July 2008, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. In July 2010, the Company executed a manufacturing agreement to provide tezampanel study drug for the Company’s thrombosis program. The future commitments pursuant to these contracts are as follows:

Period	Amount
Fiscal year ending August 31, 2011	$1,529,573
Fiscal year ending August 31, 2012	269,696

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (13) RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Share Purchase Agreement, the Company issued to each of Drs. Starr and Zankel (its Chief Executive Officer and its Chief Scientific Officer, respectively) 699,370 shares of the Company’s common stock and to Erich Sager (one of the Company’s directors) 233,123 shares of its common stock. Mr. Sager purchased his shares pursuant to a promissory note when the Company was privately held in February 2006 in the amount of $100,000 plus accrued interest at 8% per annum. Mr. Sager repaid $50,000 of the note on February 8, 2006, another $50,000 on March 9, 2006 and $373 of accrued interest on April 11, 2006. Drs. Starr and Zankel and Mr. Sager did not own any shares of the Company’s common stock at the time when the Share Purchase Agreement was first approved and executed.

In connection with the May / June 2008 private placement, the Company issued to Limetree Capital warrants to purchase 438,890 shares of Raptor’s Common Stock and $627,550 in cash commissions. In connection with the August 2009 private placement, the Company issued to Limetree Capital warrants to purchase 129,733 shares of Raptor’s Common Stock and $59,360 in cash commissions. Also, commencing on April 1, 2009, we engaged Limetree to support our investor relations efforts in Europe for a retainer of $2,500 per month. Through August 31, 2009, we have paid $12,500 in such fees to Limetree. One of Raptor’s Board members serves on the Board of Limetree Capital.  In August 2010, the Company entered into a consulting agreement with one if its Board members to provide business development support for a six-month period at a monthly retainer plus living expenses totaling approximately $10,000 per month.In the ordinary course of business, Raptor’s officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days.

(14) SUBSEQUENT EVENTS

In October 2010, the Company received a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and its HepTideTM and WntTideTM preclinical cancer research programs.  Raptor was granted an aggregate of $1 million for all five programs of which approximately $827,000 was funded in October 2010 and the balance will be funded in October 2011.

In November 2010, the Company executed a 10-year agreement with Cambrex Profarmaco Milano, for supply of the active pharmaceutical ingredient used in DR Cysteamine, cysteamine bitartrate for Raptor’s clinical and commercial material needs.   The Company is unable to determine the financial impact of the agreement due to the uncertainty related to timing of commercial manufacturing and future clinical material needs until the Company is able to obtain marketing approval of DR Cysteamine for cystinosis and funding for a clinical trial in NASH or in indications other than cystinosis.

In November 2010, the Company executed a seven-year commercial manufacturing agreement of DR Cysteamine with Patheon Pharmaceutical Inc. with the option for two year extensions if not cancelled 18 months prior to expiration.  The Company is unable to determine the financial impact of the agreement due to the uncertainty related to the timing of the marketing approval of DR Cysteamine for cystinosis, if at all.

The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:
Exhibit Index
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

2.4
Form of Voting Agreement between TorreyPines Therapeutics, Inc. and certain stockholders of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

2.5
Form of Voting Agreement between Raptor Pharmaceuticals Corp. and certain stockholders of TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

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
3.8
Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2009).

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

4.14
Amendment to Rights Agreement, dated August 6, 2010, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2010).

4.15 *
Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.16 *
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant’s Quarterly Report on Form 10QSB, filed on April 9, 2010).

4.17 *
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

4.20 *
Form of Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.21*
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.22	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.23	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.24	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.25	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.26	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
10.1#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2006).
10.2#
Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2006).

10.3**
Development and License Agreement between TPTX, Inc. (formerly Neurogenetics, Inc.) and Eli Lilly and the Registrant, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.4**
Research and License Agreement by and between TPTX, Inc. and Life Science Research Israel Ltd. dated as of May 10, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.5**
License Agreement by and between TPTX, Inc. and University of Iowa Research Foundation dated as of May 10, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.6
Lease Agreement by and between TPTX, Inc. and Slough TPSP LLC dated as of July 18, 2005, which became effective February 10, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.8#
Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.9#
Employment Agreement by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated December 14, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2006).

10.10#
Form of Restricted Stock Unit Award Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

10.11#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Christopher Starr dated May 1, 2006 (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on May 26, 2006).

10.12#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Christopher Starr dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.13#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Todd Zankel dated May 15, 2006 (incorporated by reference to Exhibit 10.6 to Raptor Pharmaceuticals Corp.’s  Current Report on Form 8-K filed on May 26, 2006).

10.14#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.15#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Ms. Kim Tsuchimoto dated May 1, 2006 (incorporated by reference to Exhibit 10.7 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed on May 26, 2006).

10.16#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Ms. Kim Tsuchimoto dated January 1, 2009 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.17#
Employment Agreement between Raptor Therapeutics Inc. and Thomas E. Daley dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10-QSB filed  on January 14, 2008).

10.18#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Thomas E. Daley dated January 1, 2009 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.19#
Offer Letter from Raptor Therapeutics Inc. dated April 8, 2009 for Dr. Patrice Rioux (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed  on April 14, 2008).

10.20#
2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp., as amended (incorporated by reference to Exhibit 4.3 to Raptor Pharmaceuticals Corp.’s Registration Statement on Form S-8 filed on February 28, 2007).

10.21#
2008 Plan Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K/A filed on December 23, 2008).

10.22
Asset Purchase Agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp.  and Convivia, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on January 14, 2008).

10.23
Merger agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Encode Pharmaceuticals, Inc. dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.24**
Pharmaceutical development services agreement between Raptor Therapeutics Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.25**
License agreement between Raptor Therapeutics Inc. and Regents of the University of California dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.26**
Amendment No. 1 to License agreement between Raptor Therapeutics Inc. and Regents of the University of California dated February 29, 2008 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.27
Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.28
Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.29**
Collaboration and License Agreement, effective June 3, 2009, among Hoffmann-La Roche Ltd,, Hoffmann-La Roche Inc. and the Registrant (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009)

10.30
First Amendment dated January 7, 2009 to Lease by and between TorreyPines Therapeutics, Inc. and HCP TPSP LLC dated July 18, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.31**
Amendment dated November 21, 2008 to Development and License Agreement by and between TPTX, Inc. and Eli Lilly and the Registrant, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.32#
Amended and Restated Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated September 1, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.33#
Amendment dated February 3, 2009 to Amended Employment Agreement by and between Evelyn Graham and TorreyPines Therapeutics, Inc. dated September 1, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.34#
Amended and Restated Employment Agreement by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.35#
Amendment dated February 3, 2009 to Amended Employment Agreement by and between Craig Johnson and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.36#
Amended and Restated Employment Agreement by and between Paul Schneider and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.37#
Amendment dated February 3, 2009 to Amended Employment Agreement by and between Paul Schneider and TorreyPines Therapeutics, Inc. dated November 12, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.38**
Supply Agreement, effective July 20, 2009, between Raptor Therapeutics Inc. and Mylan Pharmaceutical Inc. (incorporated by reference to Exhibit 10.20 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.39#
Second Amended and Restated Employment by and between Evelyn Graham and TPTX, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

10.40#
Second Amended and Restated Employment by and between Craig Johnson and TPTX, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

10.41#
Second Amended and Restated Employment by and between Paul Schneider and TPTX, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 28, 2009).

10.42
Securities Purchase Agreement, dated as of August 21, 2009, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.43	Raptor Form Indemnity Agreement dated on December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).
10.44
Placement Agent Agreement by and between the Registrant and Ladenburg Thalmann & Co. Inc. dated December 17, 2009 (incorporated by reference to Exhibit 1.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.45
Securities Purchase Agreement, dated December 17, 2009, by and between the Registrant and the investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.46#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Revised Definitive Proxy Statement, filed on February 5, 2010).
10.47
Purchase Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.48
Registration Rights Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.49#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).

10.50
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investors signatories thereto (incorporated  by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on August 10, 2010).

10.51
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investor signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 10, 2010).

10.52
Registration Rights Agreement, dated August 12, 2010, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on August 13, 2010).

21.1†	Subsidiaries of the Registrant.
23.1†	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant
24.1†	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.21 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC.
#	Indicates a management contract or compensatory plan or arrangement.
†	Filed herewith.