Form 10-Q
period 2010-11-30
Raptor Pharmaceutical Corp
filed 2011-01-14
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or
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

There were 31,703,609 shares of the registrant’s common stock, $.001 par value per share, outstanding at January 6, 2011.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2010

Table of Contents
		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2010 (unaudited) and August 31, 2010	2
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended November 30, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to November 30, 2010	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended November 30, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to November 30, 2010	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4	Controls and Procedures	49
Part II - Other Information
Item 1	Legal Proceedings	49
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3	Defaults Upon Senior Securities	55
Item 4	(Removed and Reserved)	55
Item 5	Other Information	55
Item 6	Exhibits	56
SIGNATURES		58

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	November 30, 2010	August 31, 2010
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$15,312,064	$16,953,524
Prepaid expenses and other	189,835	285,898
Total current assets	15,501,899	17,239,422

Intangible assets, net	3,474,167	3,512,542
Goodwill	3,275,403	3,275,403
Fixed assets, net	73,564	93,249
Deposits	102,906	102,906
Deferred offering costs	151,223	166,015
Total assets	$22,579,162	24,389,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$1,183,972	$637,321
Accrued liabilities	1,049,084	1,129,810
Common stock warrant liability	21,506,846	15,780,216
Deferred rent	14,498	2,673
Capital lease liability – current	5,073	4,865
Total current liabilities	23,759,473	17,554,885

Capital lease liability - long-term	462	1,811
Total liabilities	23,759,935	17,556,696

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized 30,506,798 and 30,076,758 shares issued and outstanding as at November 30, 2010 and August 31, 2010, respectively	30,507	30,077
Additional paid-in capital	49,720,671	47,617,449
Accumulated other comprehensive loss	(4,343)	(7,854)
Deficit accumulated during development stage	(50,927,608)	(40,806,831)
Total stockholders’ equity (deficit)	(1,180,773)	6,832,841
Total liabilities and stockholders’ equity (deficit)	$22,579,162	$24,389,537
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2010.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three month periods from September 1 to November 30,		For the cumulative period from September 8, 2005 (inception) to November 30, 2010
	2010	2009

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	1,706,099	1,010,076	12,382,488
Research and development	2,695,130	1,930,836	26,903,493
In-process research and dev.	-	-	240,625
Total operating expenses	4,401,229	2,940,912	39,526,606

Loss from operations	(4,401,229)	(2,940,912)	(39,526,606)

Interest income	7,476	3,265	335,080
Interest expense	(642)	(1,025)	(114,529)
Foreign currency transaction gain (loss)	248	-	(209)
Adjustment to fair value of common stock warrants	(5,726,630)	-	(11,621,344)
Net loss	$(10,120,777)	$(2,938,672)	$(50,927,608)

Loss per share from operations:
Basic and diluted	$(0.15)	$(0.16)

Net loss per share:
Basic and diluted	$(0.33)	$(0.16)

Weighted average shares
outstanding used to compute:
Basic and diluted	30,228,164	18,520,579

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the three month periods from September 1 to November 30,		For the cumulative period from September 8, 2005
	2010	2009	(inception) to November 30, 2010
Cash flows from operating activities:
Net loss	$(10,120,777)	$(2,938,672)	$(50,927,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	873,673	25,803	2,305,431
Consultant stock-based compensation exp.	4,273	65,200	490,214
Fair value adjustment of common stock warrants	5,726,630	-	11,621,344
Amortization of intangible assets	38,375	37,124	435,833
Depreciation of fixed assets	19,685	17,169	442,866
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	96,063	(25,466)	(90,397)
Intangible assets	-	-	(150,000)
Deposits	-	-	(102,907)
Accounts payable	546,651	488,620	1,183,972
Accrued liabilities	(80,726)	(287,792)	368,358
Deferred rent	11,825	496	14,393
Net cash used in operating activities	(2,884,328)	(2,617,518)	(34,027,876)
Cash flows from investing activities:
Purchase of fixed assets	-	(3,303)	(497,106)
Cash acquired in 2009 Merger	-	581,395	581,391
Net cash provided by investing activities	-	578,092	84,285
Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	39,941,278
Proceeds from the sale of common stock under an equity line	899,977	-	5,799,928
Proceeds from the exercise of common stock warrants	348,706	56,020	7,333,225
Proceeds from the exercise of common stock options	-	4,750	72,721
Fundraising costs	(8,186)	(557,358)	(4,183,367)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,140)	(965)	(13,787)
Net cash provided by (used in) financing activities	1,239,357	(497,553)	49,259,998
Foreign currency translation gain (loss)	3,511	-	(4,343)
Net increase (decrease) in cash and cash equivalents	(1,641,460)	(2,536,979)	15,312,064
Cash and cash equivalents, beginning of period	16,953,524	3,701,787	-
Cash and cash equivalents, end of period	$15,312,064	$1,164,808	$15,312,064
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$-	$-	$16,310,414
Common stock and warrants issued in connection with reverse merger	$-	$4,417,046	$4,417,046
Common stock issued as fee for equity line	$46,121	$-	$521,258
Acquisition of equipment in exchange for capital lease	$-	$-	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624

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

  On July 28, 2009, the Company and ECP Acquisition, Inc., a Delaware corporation, the Company’s then-wholly-owned subsidiary (“merger sub”), entered into an Agreement and Plan of Merger and Reorganization (the “2009 Merger Agreement”), with Raptor Pharmaceuticals Corp., a Delaware corporation (“RPC”). On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, pursuant to a stock-for-stock reverse triangular merger (the “2009 Merger”), merger sub was merged with and into RPC and RPC survived the 2009 Merger as a wholly-owned subsidiary of the Company. Immediately prior to the 2009 Merger and in connection therewith, the Company effected a 1-for-17 reverse stock split of its common stock and changed its corporate name from “TorreyPines Therapeutics, Inc.” to “Raptor Pharmaceutical Corp.”

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

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following reflects the Company’s current, post-2009 Merger corporate structure (Jurisdiction of Incorporation):

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
                                                 |                                                 |
              Raptor Therapeutics Inc. (Delaware)        Raptor Discoveries Inc. (Delaware)
               (f/k/a  Bennu Pharmaceuticals Inc.)          (f/k/a Raptor Pharmaceutical Inc.)
(merged with TPTX, Inc. on August 30, 2010)
|
Raptor Pharmaceuticals Europe B.V. (Netherlands)

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease.  Raptor also has ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency, a clinical stage product candidate for which it is seeking to out-license or form a development partnership franchise in Asia.  The Company is also developing tezampanel in a planned Phase 1 study for the potential treatment of thrombotic disorder.

Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins.  Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. HepTide™ is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and other liver diseases. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and are currently, in collaboration with Roche, undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled “Risk Factors that may Affect Future Results” included elsewhere in this Quarterly Report on Form 10-Q.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., and Raptor Therapeutics Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), and August 1, 2007, respectively, and Raptor Pharmaceuticals Europe B.V. incorporated in the Netherlands on December 15, 2009. All inter-company accounts have been eliminated. The Company’s

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through November 30, 2010, the Company had accumulated losses of approximately $50.9 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents as of January 6, 2011 of approximately $16.2 million will be sufficient to meet the Company’s obligations into the first calendar quarter of 2012.  The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs beyond the first calendar quarter of 2012. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

On September 29, 2009, upon the closing of the merger with RPC (as discussed further in the Note 8, Issuance of Common Stock), RPC’s stockholders exchanged each share of RPC’s common stock into .2331234 shares of the post-merger company and the exercise prices and stock prices were divided by .2331234 to reflect the post-merger equivalent stock prices and exercise prices. Therefore, all shares of common stock and exercise prices of common stock options and warrants are reported in these condensed consolidated financial statements on a post-merger basis.

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

Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership, but it cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

(b) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed consolidated financial statements.

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

	For the three months ended November 30,
	2010			2009
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(2,701,023)	$(7,419,754)	$(10,120,777)	$(949,726)	$(1,988,946)	$(2,938,672)
Total assets	3,029,143	19,550,019	22,579,162	498,524	8,032,386	8,530,910

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

(f) Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine, to the RAP technology, to an out-license acquired in the 2009 Merger and the rights to tezampanel and NGX 426 (oral tezampanel) also acquired in the 2009 Merger (tezampanel and oral tezampanel are referred to as tezampanel hereafter). The intangible assets related to DR Cysteamine and the RAP technology are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.  The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until development is completed, but will be tested annually for impairment.

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

(j) Common Stock Warrant Liabilities

The warrants issued by the Company in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period-end commencing on August 31, 2010. The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period-end.

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

	November 30,
	2010	2009
Warrants to purchase common stock	10,236,609	2,020,793
Options to purchase common stock	3,140,866	1,196,163
Total potentially dilutive securities	13,377,475	3,216,956

(p) Stock Option Plan

Effective September 1, 2006, the Company adopted the provisions of FASB ASC Topic 718, Accounting for Compensation Arrangements, (“ASC 718”) (previously listed as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment) in accounting for its stock option plans. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, (“ASC 505-50”) (previously listed as Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). See Note 7, Stock Option Plans, for further discussion of employee stock-based compensation.

(q) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which was codified under ASC 810, Consolidation. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended November 30, 2010.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (“ASC 860”). The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended November 30, 2010.

 RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Update No. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including: vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company adopted these standards on September 1, 2010 and has determined that ASU Update No. 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended November 30, 2010.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). ASU 2010-6 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted these standards on September 1, 2010 and has determined that ASU 2010-17 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended November 30, 2010.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt these standards on September 1, 2011 and is currently assessing the impact on its condensed consolidated financial statements.

(3) INTANGIBLE ASSETS AND GOODWILL

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of November 30, 2010 and August 31, 2010 based on the estimated fair value of its agreement with BioMarin.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various clinical indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company (“Encode”), which held the intellectual property license with UCSD. The intangible assets, recorded at approximately $2.6 million acquired in the merger with Encode, were primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholders.

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 8 below.

Summary of intangibles acquired as discussed above:

Intangible asset (IP license) related to the Encode merger	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin	150,000
Intangible assets (out-license) related to the 2009 Merger	240,000
In-process research and development (IP license) related to the 2009 Merger	900,000
Total intangible assets	3,910,000
Less accumulated amortization	(435,833)
Intangible assets, net	$3,474,167

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the three months ended November 30, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to November 30, 2010, the Company amortized $38,375, $37,124 and $435,833, respectively, of intangible assets to research and development expense.

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

Goodwill of $3,275,403 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed.  In October 2010, the Company reviewed the carrying value of goodwill for impairment as of its fiscal year ended August 31, 2010 and determined that there was no impairment.   For the three months ended November 30, 2010, there were no indications of impairment of goodwill.  Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable.  There were no indications of impairment of intangible assets during the three months ended November 30, 2010.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets consisted of:

Category	November 30, 2010	August 31, 2010	Estimated useful lives
Leasehold improvements	$119,773	$119,773	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	94,842	94,842	3 years
Capital lease equipment	14,006	14,006	Shorter of life of asset or lease term
Total at cost	509,112	509,112
Less: accumulated depreciation	(435,548)	(415,863)
Total fixed assets, net	$73,564	$93,249

Depreciation expense for the three months ended November 30, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to November 30, 2010 was $19,685, $17,169 and $442,866, respectively. Accumulated depreciation on capital lease equipment was $9,338 and $3,951 as of November 30, and August 31, 2010, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at November 30, 2010 and August 31, 2010 are summarized as follows:

Assets	Level 1	Level 2	Level 3	November 30, 2010
Fair value of cash equivalents	$14,992,411	$ —	$ —	$14,992,411
Total	$14,992,411	$ —	$ —	$14,992,411
Liabilities
Fair value of common stock warrants	$ —	$ —	$21,506,846	$21,506,846
Total	$ —	$ —	$21,506,846	$21,506,846

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets	Level 1	Level 2	Level 3	August 31, 2010
Fair value of cash equivalents	$16,509,186	$ —	$ —	$16,509,186
Total	$16,509,186	$ —	$ —	$16,509,186
Liabilities
Fair value of common stock warrants	$ —	$ —	$15,780,216	$15,780,216
Total	$ —	$ —	$15,780,216	$15,780,216

Cash equivalents represent the fair value of the Company’s investment in four and two money market accounts as of November 30, and August 31, 2010, respectively.

Marked-to-Market

The common stock warrants issued in the Company’s August 2010 private placement and the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in its condensed consolidated statements of operations.

For the three months ended November 30, 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a loss of $5.73 million, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statement of operations.  See Note 9 for further discussion on the calculation of the fair value of the warrant liability.

Warrant liability in $ millions
Fair value of December 2009 direct offering warrants (including broker warrants) at fiscal year ended August 31, 2010	5.83
Adjustment to mark to market common stock warrants at quarter ended November 30, 2010	2.28
December 2009 direct offering common stock warrant liability at fair value on November 30, 2010	8.11
Fair value of August 2010 private placement warrants (including broker warrants) at fiscal year ended August 31, 2010	9.95
Adjustment to mark to market common stock warrants at quarter ended November 30, 2010	3.45
August 2010 private placement common stock warrant liability at fair value on November 30, 2010	13.40
Total warrant liability at November 30, 2010	21.51

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	November 30, 2010	August 31, 2010
Clinical trial costs	$485,913	$280,918
Legal fees	193,841	182,890
Accrued vacation	94,012	79,077
Auditing and tax preparation fees	87,269	33,245
Clinical milestone payment due to UCSD	80,000	200,000
Salaries and wages	53,994	88,024
Accrued bonuses	-	184,021
Clinical trial materials	-	50,000
Consulting - general and administrative	25,000	19,304
Patent costs	13,324	8,956
Other	15,731	3,375
Total accrued liabilities	$1,049,084	$1,129,810

 RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (7) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three months ended November 30, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to November 30, 2010 was $873,673, $65,200 and $2,305,431, respectively, of which cumulatively $1,869,547 was included in general and administrative expense and $435,884 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	Interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	100%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%
Quarter ended February 28, 2009	2.0%	7 years	220%	10%
Quarter ended May 31, 2009	2.6%	7 years	233%	10%
Quarter ended August 31, 2009	3.2%	7 years	240%	10%
Quarter ended November 30, 2009	3.0%	7 years	245%	10%
Quarter ended February 28, 2010	3.1%	7 years	55%	10%
Quarter ended May 31, 2010	3.1%	7 years	77%	2.5%
Quarter ended August 31, 2010	2.07%	6 years	85%	2.5%
Quarter ended November 30, 2010	1.64%	6 years	88%	2.5%
*	Dividend rate is 0% for all periods presented.
**
Stock-based compensation expense was recorded on the condensed consolidated statements of operations commencing on the effective date of ASC 718, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the condensed consolidated statements of operations, with no effect on the condensed consolidated statements of operations, per the guidelines of APB Opinion No. 25. Consultant stock-based compensation expense has been recorded on the condensed consolidated statements of operations since inception.

If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

During the three months ended May 31, 2010, the Company changed its volatility calculation to reflect its historical trading commencing on September 30, 2009, which is the date that the 2009 Merger was consummated and the Company’s common stock started trading on NASDAQ.  The Company originally estimated volatility based upon historical volatility commencing in June 2006, when it first began trading on the Over-the-Counter Bulletin Board.  The Company changed the volatility assumptions to better reflect its anticipated trading on NASDAQ.  During the three months ended May 31, 2010, the Company analyzed its actual historical turnover rate and concluded that 2.5% was a more accurate estimate of future turnover rate on an annual basis.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three months ended November 30, 2010 and 2009 and for the cumulative period from September 8, 2005 (inception) to November 30, 2010 was $4,273, $25,803 and $490,214, respectively, of which cumulatively $118,919 was included in general and administrative expense and $371,295 was included in research and development expense.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended, and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00
Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87
Granted	1,750,680	$3.36	335,859	$0.15
Exercised	—	—	—	—
Canceled	(1,102)	$1,292.00	—	—
Outstanding at November 30, 2010	3,140,866	$7.73	1,424,005	$1.38

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of November 30, 2010 and 2009 were $2,685,979, $1,446,006, $906,974 and $692,785, respectively.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were 946,548 options available for grant as of November 30, 2010 under the 2010 Equity Incentive Plan, which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. No further grants will be made under any previous or assumed stock option plans.  As of November 30, 2010, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average Exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	8.38	.85	13,841	0.85
$1.01 to $2.00	86,259	8.49	1.73	44,669	1.68
$2.01 to $3.00	1,593,705	7.71	2.64	872,229	2.54
$3.01 to $4.00	1,312,924	9.73	3.54	382,810	3.56
$4.01 to $5.00	62,104	8.01	4.57	59,551	4.58
$5.01 to $1,075.76	50,905	4.23	294.19	50,905	294.19
	3,140,866	8.53	7.73	1,424,005	13.28

At November 30, 2010, the total unrecognized compensation cost was approximately $3.9 million. The weighted average period over which it is expected to be recognized is 3.25 years.

(8) ISSUANCE OF COMMON STOCK

As of November 30, 2010, there were 30,506,798 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three months ended November 30, 2010, the Company received $348,706 from the exercise of warrants in exchange for the issuance of 136,620 shares of the Company’s common stock.  During the cumulative period from September 8, 2005 (inception) through November 30, 2010, the Company received approximately $7.3 million from the exercise of warrants in exchange for the issuance of an aggregate of 3,878,378 shares.

During the three months ended November 30, 2010, there were no stock option exercises.  For the cumulative period from September 8, 2005 (inception) through November 30, 2010, the Company received $72,721 from the exercise of stock options resulting in the issuance of 41,261 shares of common stock.

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

MERGER OF RAPTOR’S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.

On December 14, 2007, the Company entered into a Merger Agreement (the “Encode Merger Agreement”), dated as of the same date, by and between the Company, its clinical development subsidiary and Encode. Pursuant to the Encode Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into the Company’s clinical development subsidiary. The existence of Encode ceased as of the date of the Encode Merger Agreement. Pursuant to the Encode Merger Agreement and the certificate of merger, the Company’s clinical development subsidiary, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Encode Merger Agreement, the Company issued 802,946 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 83,325 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 256,034 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of the Encode Merger Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 1,142,305 shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger with Encode. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value of the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program described below, if completed within the five year anniversary date of the Encode Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principal operations at the time of the merger, such as generating revenues from its drug product candidate.

As a result of the merger with Encode, the Company received the exclusive worldwide license to DR Cysteamine (the “License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. DR Cysteamine is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in DR Cysteamine has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Huntington’s Disease and NASH.

In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. Cumulatively, Raptor has expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH.

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

On August 21, 2009, Raptor entered into a securities purchase agreement with four investors for the private placement of units of the Company at a purchase price of $1.37 per unit, each unit comprised of one share of Raptor’s common stock, par value $0.001 per share and one warrant to purchase one half of one share of Raptor’s common stock. Pursuant to the securities purchase agreement, the Company sold an aggregate of 1,738,226 units to the investors for aggregate gross proceeds of $2,386,000. The 1,738,226 units are comprised of an aggregate of 1,738,226 shares of common stock and warrants to purchase up to 869,113 shares of Raptor’s common stock valued at $1.0 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 1.11%; expected term 2 years and annual volatility 240.29%). The warrants, exercisable for two years from the closing, entitle the investors to purchase, in the aggregate, up to 869,113 shares of Raptor’s common stock and have an exercise price of either $2.57 until the first anniversary of issuance or $3.22 per share after the first anniversary of issuance.

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

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A REGISTERED DIRECT OFFERING

On December 17, 2009, the Company entered into a Placement Agent Agreement with Ladenburg Thalmann & Co. Inc. as placement agent (the “2009 Placement Agent”), relating to the issuance and sale to the Direct Offering Investors (as defined below) pursuant to a registered direct offering (the “Direct Offering”) of up to 3,747,558  units (the “Units”), consisting of (i) 3,747,558 shares of the Company’s common stock, (ii) warrants to purchase an aggregate of up to 1,873,779 shares of the Company’s common stock (and the shares of common stock issuable from time to time upon exercise of such warrants) (the “Series A Warrants”), and (iii) warrants to purchase an aggregate of up to 1,873,779 shares of the Company’s common stock (and the shares of common stock issuable from time to time upon exercise of such warrants) (the “Series B Warrants,” and collectively with the Series A Warrants, the “Investor Warrants”).

The 2009 Placement Agent received a placement fee equal to 6.5% of the gross cash proceeds to the Company from the Direct Offering of the Units or $487,183 (excluding any consideration that may be paid in the future upon exercise of the Warrants), a warrant to purchase up to an aggregate of 74,951 shares of the Company’s common stock at $2.50 per share (valued at approximately $52,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and $25,000 in out-of-pocket accountable expenses.  The warrant issued to Ladenburg has the same terms and conditions as the Investor Warrants except that the exercise price is 125% of the public offering price per share or $2.50 per share, and the expiration date is five years from the effective date of the Registration Statement.

In connection with the Direct Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the “Direct Offering Purchase Agreement”), dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto (collectively, the “Direct Offering Investors”) with respect to the Direct Offering of the Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and net proceeds after commissions and expenses of approximately $6.2 million.  Each Unit consists of one share of the Company’s common stock, one Series A Warrant exercisable for 0.5 of a share of the Company’s common stock and one Series B Warrant exercisable for 0.5 of a share of the Company’s common stock. The shares of the Company’s common stock and the Warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  At closing of the financing, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%).  Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants and the Placement Agent Warrants are classified as liability, as discussed further below in Note 9.

ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On April 16, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $15 million of the Company’s common stock over a 25 month period.  Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  Such registration statement was declared effective by the SEC on May 7, 2010.  A post-effective amendment to such registration statement was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.  The Company has the right over a 25-month period to sell its shares of common stock to LPC in amounts of $100,000 to up to $1,000,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate amount of $15 million.  The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

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

In consideration for entering into the purchase agreement, the Company issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and is required to issue up to an additional 217,549 shares of its common stock pro rata as LPC purchases the $15 million of the Company’s common stock over the 25-month period. During the three months ended November 30, 2010, the Company sold 280,367 shares to LPC at a weighted average price of $3.21 and paid commitment fees to LPC in the form of 13,053 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $46,121. Since inception, the Company sold 2,451,165 shares to LPC at a weighted average price of $2.37 and paid commitment fees to LPC in the form of 84,117 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $274,702.

2010 PRIVATE PLACEMENT

On August 9, 2010, the Company entered into a securities purchase agreement with 23 investors set forth on the signature pages thereto (the “U.S. Investors”) and a separate securities purchase agreement with a certain Canadian investor (the “Canadian Investor” and together with the U.S. Investors, the “2010 Private Placement Investors”) set forth on the signature pages thereto (collectively, the “2010 Private Placement Purchase Agreements”), for the private placement (the “2010 Private Placement”) of the Company’s common stock and warrants to purchase its common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   JMP Securities LLC (the “2010 Placement Agent”) served as the Company’s placement agent in the 2010 Private Placement.

The closing of this private placement occurred on August 12, 2010.  The Company issued and sold an aggregate of 4,897,614 units, comprised of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of its common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  At closing of the 2010 Private Placement, the warrants issued to investors were valued at approximately $7.8 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 1.74%; expected term 5 years and annual volatility 85.14%.) As the placement agent for the 2010 Private Placement, the 2010 Placement Agent was issued one warrant to purchase 97,952 shares of the Company’s common stock (valued at approximately $0.2 million, based upon the same Black-Scholes inputs as the investor warrants), paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.

In connection with the 2010 Private Placement, on August 12, 2010, the Company entered into a registration rights agreement with the 2010 Private Placement Investors, pursuant to which the Company filed with the SEC a registration statement related to the 2010 Private Placement covering the resale of the common stock issued to the 2010 Private Placement Investors under the 2010 Private Placement Purchase Agreements and the shares of common stock that will be issued to the 2010 Private Placement Investors upon exercise of the warrants, including the warrant issued to the 2010 Placement Agent.  Such registration statement was declared effective on August 31, 2010.  A post-effective amendment to such registration statement was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of common stock outstanding as of November 30, 2010:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – June 2010	160,272
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670
PIPE	August 2009	1,738,226
Warrant exercises	Sept. 2009 – Nov. 2010	333,356
Shares issued in connection with reverse merger	September 2009	940,863
Stock option exercises	October 2009 – June 2010	37,881
Registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 – Nov. 2010	2,680,315
2010 private placement	August 2010	4,897,614
Total shares of common stock outstanding		30,506,798

(9) WARRANTS

The table reflects the number common stock warrants outstanding as of November 30, 2010:

	Number of shares exercisable	Exercise price		Expiration date
Issued in lieu of deferred legal fees	13,987	$2.57		2/13/2011
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	465,816	$2.36		5/21/2013
Issued to PIPE investors in August 2009	635,990	$3.22		8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,507	$81.48	*	12/7/2010-9/26/2015
Issued to registered direct investors in Dec. 2009	1,810,000	$2.45		6/22/2011
Issued to registered direct investors in Dec. 2009	1,868,750	$2.45		12/23/2014
Issued to placement agent in Dec. 2009	74,951	$2.50		12/23/2014
Issued to private placement investors in Aug. 2010	4,897,614	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015
Total warrants outstanding	10,236,609	$2.87	*
*	Average exercise price

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at November 30, 2010 and August 31, 2010:

	December 2009 equity financing						August 2010 private placement
	Series A		Series B		Placement Agent		Investors and placement agent
	At November 30, 2010	At August 31, 2010	At November 30, 2010	At August 31, 2010	At November 30, 2010	At August 31, 2010	At November 30, 2010	At August 31, 2010
Fair value ($ millions)	5.0	3.7	2.9	2.0	0.2	0.1	13.4	9.9
Black-Scholes inputs:
Stock price	$3.79	$2.98	$3.79	$2.98	$3.79	$2.98	$3.79	$2.98
Exercise price	$2.45	$2.45	$2.45	$2.45	$2.50	$2.50	$3.075	$3.075
Risk free interest rate	0.99%	1.36%	0.18%	0.24%	0.99%	1.36%	1.3%	1.74%
Volatility	88.1%	85.1%	88.1%	85.1%	88.1%	85.1%	88.1%	85.1%
Expected term (years)	4.0	4.25	0.50	0.75	4.0	4.25	4.75	5.0
Dividend	0	0	0	0	0	0	0	0

For the three months ended November 30, 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a loss of approximately $5.7 million in the line item adjustment to fair value of common stock warrants in its condensed consolidated statement of operations.  See Note 5 for further discussion on the marking-to-market of the warrant liability.

(10) COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS WITH BIOMARIN

Pursuant to the terms of the asset purchase agreement the Company entered into with BioMarin for the purchase of intellectual property related to the Company’s receptor-associated protein (“RAP”) based technology (including NeuroTrans™), the Company is obligated to make the following milestone payments to BioMarin upon the achievement of the following events:

$50,000 (paid by the Company in June 2006) within 30 days after the Company receives total aggregate debt or equity financing of at least $2,500,000;

$100,000 (paid by the Company in June 2006) within 30 days after the Company receives total aggregate debt or equity financing of at least $5,000,000;

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

CONTRACTUAL OBLIGATIONS WITH THOMAS E. DALEY (ASSIGNEE OF THE DISSOLVED CONVIVIA, INC.)

Pursuant to the terms of the asset purchase agreement the Company entered into with Convivia, Inc. and Thomas E. Daley for the purchase of intellectual property related to its 4-MP product candidate program (the “Asset Purchase Agreement”), Mr. Daley will be entitled to receive the following, if at all, in such amounts and only to the extent certain future milestones are accomplished by the Company (or any of its subsidiaries thereof), as set forth below:

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

CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE LICENSE

As a result of the merger between the Company’s clinical subsidiary and Encode, as discussed in Note 8 above, the Encode Securityholders are eligible to receive up to an additional 559,496 shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which the Company has

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal years ended August 31, 2010 and 2009, the Company has fulfilled by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, the Company has expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California and expanded the lease on April 1, 2007. Base monthly payments were subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”) and annual adjustments to base operating expenses. In October 2010, the Company executed a lease addendum to the Novato lease for an additional 3,100 square feet ($5,309 per month) starting in February 2011.  Effective April 1, 2010, the Company’s monthly base rent including base operating expenses were $10,826 and effective approximately February 1, 2011, the Company’s monthly base including base operating expenses will be $16,135 with an adjustment for CPI and operating expenses in April 2012.  The Novato lease expires in March 2013. In January 2010, the Company entered into a one year lease for administrative offices in San Mateo, California for $2,655 per month.  The Company anticipates continuing the San Mateo lease.

During the three months ended November 30, 2010 and 2009 and the cumulative period from September 8, 2005 (inception) to November 30, 2010, the Company paid $51,725, $34,597 and $570,656, respectively, in rent.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
December 1, 2010 to August 31, 2011	$142,564
Fiscal year ending August 31, 2012	196,043
Fiscal year ending August 31, 2013	116,335

CAPITAL LEASE

In September 2008, the Company leased a photocopier, which is subject to a 39-month lease at $469 per month. The future lease payments under the capital lease are as follows:

Period	Amount
December 1, 2010 to August 31, 2011	$4,218
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	6,093
Less interest	(558)
Total current and long-term capital lease liability	$5,535
Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three months ended November 30, 2010, the Company maintained several contracts with research and clinical organizations and clinical sites, consultants to research drug pricing in the E.U., develop research assays, and to assist with clinical research for Raptor’s cystinosis program.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future commitments pursuant to the research agreement are as follows:

Period	Amount
December 1, 2010 to August 31, 2011	$3,009,043
Fiscal year ending August 31, 2012	692,987

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three months ended November 30, 2010, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis and Huntington’s Disease trials. The future commitments pursuant to this agreement are as follows:

Period	Amount
December 1, 2010 to August 31, 2011	$194,499

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

Period	Amount
December 1, 2010 to August 31, 2011	$1,230,190
Fiscal year ending August 31, 2012	275,096
Fiscal year ending August 31, 2013	34,639

(11)  QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

In October 2010, the Company was awarded a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and its HepTideTM and WntTideTM preclinical cancer research programs.  The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of November 30, 2010, it received approximately $680,000.  The Company recorded the $680,000 of proceeds as a contra-research and development expense in its clinical development division during the quarter ended November 30, 2010.  An additional $194,000 was received on December 1, 2010, which will be recorded as a contra-research and development expense in its preclinical development division in the Company’s second fiscal quarter.  The Company records the contra-expense upon deposit of the grant proceeds.  The balance of the award of approximately $198,000 is expected to be received by the Company in September 2012, pursuant to the government program funding guidelines.

(12)  SUBSEQUENT EVENTS

On January 4, 2011, Raptor hired Patrick Reichenberger as its Vice President, Commercial Operations.  Mr. Reichenberger will lead the development and management of Raptor’s sales and marketing efforts along with its commercial manufacturing, supply and distribution programs for its lead drug candidate, DR Cysteamine for nephropathic cystinosis, along with supporting Raptor’s full pipeline.  The Company will incur customary ongoing employment expenses related to the hiring of Mr. Reichenberger.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors that may Affect Future Results” in Part II, Item 1A of this Quarterly Report on Form 10-Q and including, but not limited to, the following:

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

•
the other factors and risks described under the section captioned “Risk Factors that may Affect Future Results” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other factors not identified therein.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of November 30, 2010, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., or Raptor Discoveries, Raptor Therapeutics Inc., or Raptor Therapeutics, and Raptor Pharmaceuticals Europe B.V. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors that may Affect Future Results”.

Overview

We believe that we are building a balanced pipeline of drug candidates that may expand the reach and benefit of existing therapeutics. Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.

Our current pipeline includes three clinical development programs, which we are actively developing. We also have two other clinical-stage product candidates, one of which we are seeking additional Asian business development partners but are not actively developing, and we have three preclinical product candidates we are developing, two of which are based upon our proprietary drug-targeting platforms.

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

Other Clinical-Stage Product Candidates

Our other clinical-stage product candidates include:

• Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2 deficiency, an inherited metabolic disorder; and
• Tezampanel, a glutamate receptor antagonist for the potential treatment of thrombosis disorder.

Preclinical Product Candidates

Our preclinical platforms consist of targeted therapeutics, which we are developing for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer. These preclinical programs include the following:

• Our receptor-associated protein, or RAP, platform consists of: HepTide™ for the potential treatment of primary liver cancer and other liver diseases; and NeuroTrans™ to potentially deliver therapeutics across the blood-brain barrier for treatment of a variety of neurological diseases (licensed to Hoffman – La Roche).

• Our mesoderm development protein, or Mesd, platform consists of WntTide™ for the potential treatment of breast cancer.

Future Activities

Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine clinical programs, our tezampanel anti-thrombotic program and continued development of our preclinical product candidates. We also plan to seek additional Asian business development partners for our Convivia™ product candidate. We may also develop future in-licensed technologies and acquired technologies.

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

On June 28, 2010, we commenced our Phase 3 clinical trial, designed as a multi-center, randomized, crossover, outpatient study of the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of every 12-hour DR Cysteamine compared to immediate-release cysteamine bitartrate in cystinosis patients.  The design of our Phase 3 clinical trial is a result of discussions with the FDA under a Special Protocol Assessment, or SPA, process by which the FDA provided significant guidance on trial protocol design, clinical endpoints, and statistical analyses.  The primary endpoint of our study is the steady-state white blood cell, or WBC, cystine levels of patients taking DR Cysteamine compared to immediate-release cysteamine bitartrate. Secondary endpoints are the safety and tolerability of DR Cysteamine and the comparability of steady-state PK of DR Cysteamine and immediate-release cysteamine bitartrate in cystinosis patients.  Our Phase 3 clinical trial is being conducted at nine sites in North America and Europe.  We expect to enroll at least 30 patients.   Patients who complete the nine-week clinical trial will be offered enrollment into our long-term follow-on study.  We anticipate that our Phase 3 clinical trial enrollment will be completed in January 2011.  If DR Cysteamine is approved by the FDA and EMA, we plan to commercialize DR Cysteamine in the U.S. and E.U. by ourselves.  However, we may enter into marketing partnerships for certain markets outside of the U.S. and E.U.

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

           Patients showed a marked decline in ALT levels during the treatment period, with 7 of 11 patients achieving a greater than 50% reduction and 6 of 11 reduced to within normal range. AST levels also saw significant improvements with patients averaging 41% reduction by the end of the treatment phase.  The reduction in liver enzymes was largely sustained during the 6 month post-treatment monitoring phase. Other important liver function markers showed positive trends.  Levels of cytokeratin 18, a potential marker of disease activity in Non-alcoholic Fatty Liver Disease, or NAFLD, decreased by an average of 45%.  Adiponectin levels increased by an average of 35% during the treatment period.  Reduced adiponectin levels are thought to be a marker of the pathogenesis and progression of NASH.  Body Mass Index, or BMI, did not change significantly during both the treatment and post-treatment phases.  Delayed-release cysteamine bitartrate demonstrated a strong, favorable safety profile, with mean gastrointestinal symptom scores of 1.1 at baseline and 0.7 after 6 months of treatment using a rating system in which the maximum score of 14 indicates most severe gastrointestinal symptoms.

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

Tezampanel for the Potential Treatment of Thrombotic Disorder

Thrombosis is a major cause of morbidity and mortality in the United States. In addition to deep vein thrombosis, or DVT, and pulmonary embolus, or PE, thrombotic mechanisms predominate as the basis for both heart attack and stroke.  During thrombosis, platelets become activated, a process involving a cascade of signaling factors, ultimately leading to aggregation and the formation of a solid mass, the thrombus, within blood vessels.

In addition to such well-known platelet signaling molecules as thromboxane A2 (blocked by aspirin) and adenosine diphosphate (blocked by Plavix® ), researchers have recently demonstrated the release of glutamate by platelets during platelet activation. Glutamate release by a platelet acts to stimulate release of glutamate from other platelets, potentially leading to aggregation and the formation of the thrombus. Released glutamate acts by binding cell surface glutamate receptors expressed on platelets themselves. One particular type of the glutamate receptor is important in platelet activation, the AMPA receptor. Compounds that specifically activate the AMPA receptor can increase platelet activation. Conversely, compounds that inhibit the AMPA receptor decrease platelet activation.

A particularly potent inhibitor of the AMPA receptor is tezampanel, a molecule developed by Eli Lilly and licensed to us. Tezampanel has been shown to inhibit human platelet activation, subsequent human platelet aggregation, and thrombosis in a preclinical model. The inventors of this novel technology are Dr. Charles Lowenstein and Dr. Craig Morrell, currently at the University of Rochester in New York. A patent addressing the use of glutamate receptor antagonists as anti-platelet agents was  assigned to Johns Hopkins University and exclusively licensed to us.

Tezampanel has been tested in Phase I clinical trials. The drug candidate has been demonstrated to be safe over a wide range of doses, without any serious adverse events and without any major abnormal laboratory tests. Human pharmacokinetics of tezampanel, are well characterized. In collaboration with Dr. Lowenstein and Dr. Morrell, we are preparing for a Phase I clinical trial in healthy volunteers, anticipated to commence in the first half of 2011, to determine the efficacy of tezampanel in blocking platelet activation and aggregation.

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

WntTide™ for the Potential Treatment of Cancer

Human Mesd is a natural inhibitor of the receptor LRP6. LRP6 has recently been shown to play a role in the progression of some breast tumors. Studies in the laboratory of Professor Guojun Bu, one of our scientific advisors, formerly at the Washington University in St. Louis Medical School support the potential of Mesd and related peptides to target these tumors. These molecules and applications are licensed to us from Washington University.

WntTide™ is our proprietary, Mesd-based peptide that we are developing as a potential therapeutic to inhibit the growth and metastasis of tumors over-expressing LRP5 or LRP6. We have licensed the use of Mesd from Washington University for the potential treatment of cancer and bone density disorders.

In April 2009, Washington University conducted a preclinical study of WntTide™ in a breast cancer model which showed tumor inhibition. The results of this study were presented at the 2nd Annual Wnt Conference in Washington, D.C. in June 2009 and have been published in the peer-reviewed publication, the Proceedings of the National Academy of Sciences, on March 1, 2010. The paper, titled “LRP6 Overexpression Defines a Class of Breast Cancer Subtype and Is a Target for Therapy,” presented results that support the potential efficacy of WntTide™ as a targeted treatment for triple-negative breast cancers, a particularly aggressive and difficult-to-treat indication for recurrent and metastatic disease. Abnormal Wnt activation, found in 40% to 60% of breast cancers, is often associated with triple-negative breast cancers. We are currently evaluating WntTide™ in a preclinical breast cancer model to inhibit the Wnt-signaling pathway designed to block cancers dependent upon signaling through LRP6, as well as other IND enabling studies.

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

As of immediately following the effective time of the 2009 Merger, Raptor Pharmaceuticals Corp.’s stockholders (as of immediately prior to the 2009 Merger) owned approximately 95% of our outstanding common stock and our stockholders owned approximately 5% of our outstanding common stock, in each case without taking into account any of our or Raptor Pharmaceuticals Corp.’s shares of common stock, respectively, that were issuable pursuant to outstanding options or warrants of ours or Raptor Pharmaceuticals Corp., respectively, outstanding as of the effective time of the 2009 Merger. Although Raptor Pharmaceuticals Corp. became our wholly-owned subsidiary, Raptor Pharmaceuticals Corp. was the “accounting acquirer” in the

2009 Merger and its board of directors and officers manage and operate the combined company. Our common stock currently trades on the NASDAQ Capital Market under the ticker symbol, “RPTP.”

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

Purchase of DR Cysteamine

In December 2007, prior to the 2009 Merger, through a merger between Encode Pharmaceuticals, Inc., or Encode, and Raptor Therapeutics, RPC purchased certain assets, including the clinical development and commercial rights to DR Cysteamine. Under the terms of and subject to the conditions set forth in the merger agreement, RPC issued 802,946 shares of its common stock to the stockholders of Encode, or Encode Stockholders, options, or Encode Options, to purchase up to, in the aggregate, 83,325 shares of its common stock to the optionholders of Encode, or Encode Optionholders, and warrants, or Encode Warrants, to purchase up to, in the aggregate, 256,034 shares of its common stock to the warrantholders of Encode, or Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, referred to herein collectively as the Encode Securityholders, as of the date of such agreement.  The Encode Securityholders are eligible to receive up to an additional 559,496 shares of our common stock, Encode Options and Encode Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of DR Cysteamine, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of August 31, 2010 and 2009 by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, we have expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

 Application of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the U.S. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our condensed consolidated financial statements is critical to an understanding of our consolidated financial position.

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

Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine, to the RAP technology, to an out-license acquired in the 2009 Merger and the rights to tezampanel, also acquired in the 2009 Merger. The intangible assets related to DR Cysteamine and the RAP technology are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.  The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.  The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until development is completed, but will be tested annually for impairment.

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

Common Stock Warrant Liabilities

The warrants issued in our 2010 private placement, or 2010 Private Placement, contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving our Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period end commencing on August 31, 2010.  The warrants we issued in our December 2009 direct offering, or the Direct Offering, contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants issued in the Direct Offering as liabilities and will mark them to fair value at each period end.

Marked-to-Market

The warrants to purchase our common stock issued in our 2010 Private Placement and the Direct Offering are classified as liabilities under ASC 480 and are, therefore, re-measured at the end of every reporting period with the change in value reported in our condensed consolidated statements of operations.

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

For the three months ended November 30, 2010, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 1.64%; 6 year expected life; 88% volatility; 2.5% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven and five years (average); the expected life of six years was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.  If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 7 of our condensed consolidated financial statements for a further discussion of our accounting for stock based compensation.

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

Results of Operations

Three months ended November 30, 2010 and 2009

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.  General and administrative expenses for the three months ended November 30, 2010 increased by approximately $696,000 compared to the same period of the prior fiscal year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
New stock option grants in Q1 2011 to employees and directors, some with 25% vesting upon grant	662
Legal fees in Q1 2011 related to the review of four revised registration statements related to prior financings	153
Consulting in Q1 2011 related to commercial planning for potential launch of DR Cysteamine for cystinosis	101
Salary increases awarded in March and October 2010	54
Travel in Q1 2011 related to non-deal road show post-financing	33
Audit fees in Q1 2011 for audit of FYE 2010 increase due to additional complexity due to reverse merger and financings	31
Patent fees in Q1 2011 due to increase in size of patent portfolio	29
Q1 2011 401(K) match not given in Q1 2010	26
Increase in human resources costs allocated to R&D	(23)
Increase in facilities costs allocated to R&D	(25)
Transfer agent fees in Q1 2010 included reverse-merger related expenses not repeated in Q1 2011	(43)
NASDAQ fees in Q1 2010 due to reverse-merger not repeated in Q1 2011	(68)
Decreased usage of business development / strategic consultants	(68)
Increase in executive costs allocated to R&D	(68)
Decreased usage of investor relations consultants and reduced costs of press releases	(79)
Other	(19)
General and Administrative variance three months ended November 30, 2010 vs. November 30, 2009	696

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.  Research and development expenses for the three months ended November 30, 2010 increased by approximately $764,000 over the same period of the prior year primarily due to:

Reason for Variance	Variance in $ Thousands
Q1 2011 Phase 3 DR Cysteamine clinical study costs - trial commenced in June 2010	1,337
New stock option grants in Q1 2011 to employees and directors, some with 25% vesting upon grant	186
Salary increases awarded in March and October 2010	69
Increase in executive costs allocated to R&D	68
Q1 2011 clinical liability insurance for Phase 3 trial, which commenced in June 2010	31
Increase in facilities costs allocated to R&D	25
Increase in human resources costs allocated to R&D	23
Q1 2011 travel to clinical sites for Phase 3 trial and Huntington's trial commenced in June 2010 and October 2010, respectively	19
Reduction in usage of reagents for preclinical studies	(21)
Reduction in lab services for clinical studies	(28)
Preclinical studies in Q1 2010 not repeated in Q1 2011	(55)
Reduction of R&D consulting due to the hiring of a clinical operations director in March 2010	(191)
Tax grant for three clinical programs	(680)
Various other	(19)
Research and Development variance three months ended November 30, 2010 vs. November 30, 2009	764

Research and development expenses include the following: (in $ millions)

			Three months ended November 30,
Major Program (stage of development)	Estimated next 12 months	Cumulative through November 30, 2010	2010	2009
DR Cysteamine – All Indications (clinical)	8.3	12.8	1.6	1.2
ConviviaTM (clinical)	-	2.3	0.1	0.1
HepTideTM (preclinical)	0.1	1.6	-	-
NeuroTransTM (preclinical)	-	0.4	-	-
WntTideTM (preclinical)	0.3	0.4	-	0.1
Minor or Inactive Programs	-	0.9	0.1	-
R & D Personnel and Other Costs Not Allocated to Programs	3.2	8.5	0.9	0.5
Total Research & Development Expenses	11.9	26.9	2.7	1.9

 Major Program expenses recorded as general and administrative expenses: (in $ millions)

			Three months ended November 30,
Major Program (stage of development)	Estimated next 12 months	Cumulative through November 30, 2010	2010	2009
DR Cysteamine – All Indications (clinical)	0.15	0.44	0.10	-
ConviviaTM (clinical)	0.05	0.23	0.06	0.03
HepTideTM (preclinical)	0.05	0.33	0.01	0.06
NeuroTransTM (preclinical)	0.05	0.20	-	0.01
WntTideTM (preclinical)	0.06	0.14	0.01	-

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See the section titled “Risk Factors that may Affect Future Results” of this Quarterly Report on Form 10-Q for further discussion about the risks and uncertainties pertaining to drug development.

Current Status of Major Programs

Please refer to the subsection titled, “Future Activities” under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In November 2009, we released data from our Phase 2b clinical trial and in June 2010, we commenced our Phase 3 clinical trial to study DR Cysteamine in cystinosis patients. We anticipate completion of enrollment by the end of January 2011.  In May 2010, we presented the data from our NASH Phase 2a clinical trial and are reformulating the drug product candidate for a potential Phase 2 trial in 2011. In October 2010, our collaborator commenced a Phase 2a clinical trial of DR Cysteamine in HD patients.  In the first half of calendar 2011, we anticipate that our collaborator at Rochester University will commence a Phase 1 clinical trial of tezampanel for the potential treatment of thrombotic disorder.

Our ConviviaTM product candidate completed its initial clinical study in 2008 and in June 2010, we licensed ConviviaTM to Uni Pharma for further clinical development in Taiwan, with an option to develop ConviviaTM in South Korea.  We continue to seek other potential partners for ConviviaTM in other Asian countries where its potential market exists. NeuroTransTM is currently being studied under a collaboration agreement with Roche. HepTideTM will be undergoing further preclinical proof of concept studies and WntTideTM is being considered for potential out-licensing for further development.  All preclinical product candidates will require further study prior to potentially moving into a clinical phase of development.

Interest Income

            Interest income increased by $4,211 for the three months ended November 30, 2010 compared to the same period of the prior fiscal year due to the increase in money market balances partially offset by the reduction of interest rates.

Interest Expense

Interest expense for the three months ended November 30, 2010 and 2009 were nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain increased by $248 for the three months ended November 30, 2010 compared to the same period of the prior fiscal year due to the addition of a Euro-denominated bank account for our Dutch subsidiary in September 2010.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $5.7 million resulting in an increase to our net loss for the three months ended November 30, 2010 compared to the same period of the prior fiscal year due to the fact that there was no warrant liability recorded in the prior fiscal year.

Liquidity and Capital Resources

Capital Resource Requirements

As of November 30, 2010, we had approximately $15.3 million in cash, approximately $23.8 million in current liabilities (of which $21.5 million represented the non-cash common stock warrant liability) and approximately ($8.3) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $1.2 million.

We believe our cash and cash equivalents as of January 6, 2011 of approximately $16.2 million will be sufficient to meet our obligations into the first calendar quarter of 2012. We are currently in the process of negotiating strategic partnerships, collaborations and potential equity sales to supplement the funding of our preclinical and clinical programs beyond the first calendar quarter of 2012.  If we are unable to obtain such additional capital when needed, we may be forced to scale down our expenditures.

Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010 with respect to this uncertainty. We may need to generate significant revenue or raise additional capital to continue to operate as a going concern beyond the first quarter of 2012. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

In August 2009, Raptor Pharmaceuticals Corp. entered into a Securities Purchase Agreement with four investors for the private placement of units at a purchase price of $1.37 per unit. Each unit was comprised of one share of our common stock, par value $0.001 per share, and one warrant to purchase one half of one share of our common stock. At the closing, Raptor Pharmaceuticals Corp. sold an aggregate of 1,738,226 units to the investors, comprised of an aggregate of 1,738,226 shares of our common stock and warrants to purchase up to in the aggregate, 869,113 shares of our common stock, for aggregate gross proceeds of $2,386,000. The investor warrants, exercisable for two years from the closing, had an exercise price of $2.57 per share during the first year and $3.22 per share during the second year, depending on when such investor warrants were exercised, if at all.   As of January 6, 2011, warrants to purchase 233,124 shares were exercised for aggregate gross proceeds of $599,129.  The balance of warrants to purchase 635,990 shares of our common stock remain outstanding as of January 6, 2011.

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014.  The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock.  As of January 6, 2011, Series A Warrants to purchase 5,029 shares of our common stock were exercised for aggregate gross proceeds of $12,321.  As of January 6, 2011, Series B Warrants to purchase 63,779 shares of our common stock were exercised for aggregate gross proceeds of $156,259.  As of January 6, 2011, there were Series A Warrants to purchase 1,868,750 shares of our common stock and Series B Warrants to purchase 1,810,000 shares of our common stock outstanding.

In April 2010, we entered into a $15 million equity line facility with LPC, which allows us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  As of January 6, 2011, we have sold approximately 3.5 million shares under the equity line raising approximately $9.4 million.  We may direct LPC to purchase up to an additional $5.6 million of shares of our common stock under the LPC Purchase Agreement over the next 16 months, generally in amounts of up to $100,000 every 2 business days. However, LPC does not have the right nor the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is less than $1.50 per share.

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

In October 2010, we received a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of our research programs including our cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and our HepTideTM and WntTideTM preclinical cancer research programs.  We were granted an aggregate of approximately $1.1 million for all five programs of which approximately $874,000 was received between October and December 2010 and the balance will be funded by the government in September 2012.

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

Estimated spending for the next 12 months:	In millions
Research and development activities	$10.0
Research and development compensation and benefits	1.9
General and administrative activities	1.5
General and administrative compensation and benefits	1.1
Capital expenditures	-
Total estimated spending for the next 12 months	$14.5

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for DR Cysteamine and tezampanel, improve upon our RAP-based and in-licensed technology and continue business development efforts for ConviviaTM in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees.  We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $10.0 million.

Officer and Employee Compensation

We have six executive officers, one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member.  We anticipate spending up to approximately $3.0 million in officer and employee compensation during the next 12 months, of which $1.9 million is allocated to research and development expenses and $1.1 million is allocated to general and administrative expenses.

General and Administrative

We anticipate spending approximately $1.5 million on general and administrative costs in the next 12 months. These costs will consist primarily of legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation.

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

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products—which, as of August 31, 2010 and 2009, we had spent approximately $6.2 million and $4.1 million, respectively, on such programs—pursuant to the License Agreement. Cumulatively, we have expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which has been codified under ASC 810, Consolidation. The amendments include: (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period.   The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three months ended November 30, 2010

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), or ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three months ended November 30, 2010.

In October 2009, the FASB issued ASU Update No. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including: vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional.  We adopted these standards on September 1, 2010 and have determined that ASU Update No. 2009-13 did not have a material impact on our condensed consolidated financial statements for the three months ended November 30, 2010.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17.  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted these standards on September 1, 2010 and have determined that ASU 2010-17 did not have a material impact on our condensed consolidated financial statements for the three months ended November 30, 2010.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, or ASU 2010-28.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We will adopt these standards on September 1, 2011 and are currently assessing the impact on our condensed consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

 Item 4. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2010, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 30, 2010, are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended November 30, 2010, there have not been any significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our securities involves a high degree of risk. Before you decide to invest in our securities, you should consider carefully all of the information in this Quarterly Report on Form 10-Q, including the risks and uncertainties described below, as well as other information included in or incorporated by reference into this Quarterly Report on Form 10-Q, particularly the specific risk factors discussed in the sections titled “Risk Factors” contained in our filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act before deciding whether to invest in our securities. Any of these risks could have a material adverse effect on our business, prospects, financial condition and results of operations. In any such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, or incorporated herein by reference, including our financial statements and the notes to those statements, and the information set forth under the caption “Forward-Looking Statements.” in Part I Item 2 of this Quarterly Report on Form 10-Q.  The risks described below and contained in our other periodic reports are not the only ones that we face.  Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

As of November 30, 2010, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2010 that was filed with the SEC on November 22, 2010, except as set forth below:

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of November 30, 2010 have been prepared assuming that we will continue as a going concern. As of November 30, 2010, we had an accumulated deficit of approximately $50.9 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents as of January 6, 2011 of approximately $16.2 million will be sufficient to meet our obligations into the first calendar quarter of 2012. We are currently in the process of negotiating strategic partnerships, collaborations and potential equity sales to supplement the funding of our preclinical and clinical programs beyond the first calendar quarter of 2012.  If we are unable to obtain such additional capital when needed, we may be forced to scale down our expenditures.

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

In addition, we may draw on our equity line with LPC of up to approximately, in the aggregate, an additional $5.6 million.  The extent to which we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Specifically, LPC does not have the right nor the obligation to purchase any shares of our common stock on any business days that the purchase price of our common stock is less than $1.50 per share.  If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive, and if other sources of funding are available to us, we may determine not to sell shares to LPC under the LPC Purchase Agreement.

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

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Christopher M. Starr, our Chief Scientific Officer, Dr. Todd C. Zankel, our Chief Financial Officer, Kim R. Tsuchimoto, Ted Daley, the President of our clinical development subsidiary, Dr. Patrice P. Rioux, Chief Medical Officer of our clinical development subsidiary, and Patrick Reichenberger, the Vice President of Commercial Operations of our clinical development subsidiary. The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.  There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities.

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

In December 2009, we entered into a definitive securities purchase agreement or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors, collectively, the Direct Offering Investors, with respect to the offering of Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit for aggregate gross proceeds of approximately $7.5 million.  Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock.   The Series A Warrants are exercisable during the period beginning on June 20, 2010 and ending on December 22, 2014. The Series B Warrants are exercisable during the period beginning on June 20, 2010 and ending on June 20, 2011. The Investor Warrants have a per share exercise price of $2.45. In connection with this offering we paid a placement agent cash compensation equaled to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock, on the same terms as the investor warrants described above.

In April 2010, we entered into a $15 million equity line facility with LPC, which allows us to sell shares of our common stock every two days if our selling price to LPC is over $1.50 per share.  Cumulatively, as of January 6, 2011, we have sold approximately 3.5 million shares under the equity line raising approximately $9.4 million in gross proceeds to us.  We plan to continue to utilize, when available and if needed, the equity line to fund our future cash needs which could create additional pressure on our common stock price as LPC resells its shares of our common stock into the market.  On April 23, 2010, we filed a registration statement on Form S-1 registering the resale by LPC of up to 4.5 million shares of our common stock that have been issued or may be issued to LPC under the equity line.  Such registration statement was declared effective by the SEC on May 7, 2010.  A post-effective amendment to such registration statement was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.

In August 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  The resale of all 9,893,180 shares which have been sold or upon exercise of the warrants may be sold by us to the 2010 Private Placement Investors and the Placement Agent has been registered on a Form S-1, which was initially declared effective by the SEC on August 31, 2010.  A post-effective amendment to the Form S-1 was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.

 Our Chief Executive Officer, our Chief Financial Officer and each of the members of our Board of Directors own, in the aggregate, 935,405 shares, or approximately 3% of our outstanding common stock as of January 6, 2011. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of January 6, 2011, there were (i) outstanding warrants to purchase 10,236,242 shares of our common stock at a weighted average exercise price of $2.86 per share issued in connection with the transactions described above and other equity issuances, (ii) outstanding options to purchase 3,114,301 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $2.99, (iii) options to purchase 154,841 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $87.66 and (iv) 816,548 shares of our common stock available for issuance under our 2010 Raptor Pharmaceutical stock option plan.  The shares issuable under our stock option plans will be available for immediate resale in the public market.  The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)” and “Contractual Obligations with Former Encode Securityholders” discussed in certain of our periodic filings with the SEC relating to our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 699,369 shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.

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

In connection with entering into the LPC Purchase Agreement in April 2010, we authorized the sale to LPC of up to 4,137,418 shares of our common stock and the issuance of an additional 362,582 shares of our common stock as a commitment fee. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares purchased by LPC under the LPC Purchase Agreement. The purchase price for the common stock to be sold to LPC pursuant to the LPC Purchase Agreement will fluctuate based on the price of our common stock. All 4.5 million shares of our common stock which may be sold by us to LPC under the LPC Purchase Agreement are expected to be freely tradable. Depending upon market liquidity at the time, a sale of shares by LPC at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases by LPC in our sole discretion but no sales to LPC may occur if the purchase price for our common stock under the LPC Purchase Agreement is below $1.50 per share or certain other limited events of default occur (including if the registration statement for such shares ceases to remain effective or be available) and therefore, LPC may ultimately purchase all or some of the 4,137,418 shares of common stock. As of January 6, 2011, we have sold approximately 3.5 million shares to LPC under the LPC Purchase Agreement. After LPC acquires shares under the LPC Purchase Agreement, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the LPC Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, by LPC could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The sale of our common stock and common stock underlying warrants to the 2010 Private Placement Investors could cause the price of our common stock to decline.

In connection with the 2010 Private Placement, we issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. In connection with the 2010 Private Placement, the Placement Agent was issued one warrant, with an exercise price of $3.075 per share, to purchase 97,952 shares of our common stock.  The warrant issued to the Placement Agent may not be exercised until February 12, 2011.  The resale of all 9,893,180 shares which have been sold or upon exercise of the warrants may be sold by us to the 2010 Private Placement Investors and the Placement Agent has been registered on a Form S-1, which was initially declared effective by the SEC on August 31, 2010.  A post-effective amendment to the Form S-1 was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.  Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. Sales of our common stock to the 2010 Private

Placement Investors and the Placement Agent upon exercise of the warrants they received in connection with 2010 Private Placement by us may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock or anticipation of sales, by the 2010 Private Placement Investors and the Placement Agent could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

 Issuance of Shares Pursuant to Equity Line

On April 16, 2010, we signed a purchase agreement, or the LPC Purchase Agreement, with Lincoln Park Capital Fund, LLC, or LPC, together with a registration rights agreement, whereby LPC has agreed to purchase up to $15 million of our common stock over a 25-month period.  Under the registration rights agreement, we agreed to file a registration statement on Form S-1 related to the resale of the shares that have been issued or may be issued to LPC under the LPC Purchase Agreement.  Such registration statement was declared effective by the SEC on May 7, 2010.  A post-effective amendment to such registration statement was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.  We have the right over a 25-month period to sell our shares of common stock to LPC in amounts of up to $1,000,000 per sale (with a minimum of $100,000 per sale), depending on certain conditions as set forth in the LPC Purchase Agreement, up to the aggregate amount of $15 million.  The LPC Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  The proceeds received by us under the LPC Purchase Agreement are expected to be used for working capital to support our clinical trials for DR Cysteamine in cystinosis and Huntington’s Disease and for other general corporate purposes.

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

In consideration for entering into the LPC Purchase Agreement, we issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and are required to issue up to 217,549 shares of our common stock pro rata as LPC purchases the $15 million of our common stock over the 25-month period.  Pursuant to the LPC Purchase Agreement, during the period from September 1, 2010 through January 6, 2011, we sold an aggregate of 1,350,056 shares to LPC at a weighted average price of $3.33 and paid commitment fees to LPC in the form of 65,265 shares (in addition to the 145,033 shares issued at an initial commitment fee), valued at $231,160.

For the issuance of the aggregate 1,415,321 shares to LPC, we claim an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act because, among other things, the transactions did not involve a public offering, LPC was an accredited investor and LPC had access to information about the Company and its investment.  The table below sets forth the date and number of shares with respect to each issuance of unregistered shares to LPC during the three months ended November 30, 2010 (an aggregate of 293,420 shares) and through January 6, 2011.
Issuance Date	Number of Shares of Common Stock Issued
11/11/10	99,830
11/15/10	97,568
11/17/10	96,022
Subtotal 9/1/10 to 11/30/10	293,420
12/2/2010	92,628
12/6/2010	91,565
12/8/2010	90,855
12/10/2010	90,165
12/14/2010	88,765
12/16/2010	91,306
12/20/2010	96,094
12/22/2010	96,573
12/27/2010	95,943
12/29/2010	95,943
1/3/2011	96,033
1/5/2011	96,031
1,415,321

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

4.16 *
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant’s Quarterly Report on Form 10Q, filed on April 9, 2010).

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

4.21 *
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.22	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.23	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009). -56-

4.24	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.25	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.26	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
(10)	Material Contracts
10.1**
Manufacturing Services Agreement, dated as of November 15, 2010, by and between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc. (incorporated by reference to Exhibit 10.53 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

10.2**
API Supply Agreement, dated November 15, 2010, by and between Raptor Therapeutics Inc. and Cambrex Profarmaco Milano. (incorporated by reference to Exhibit 10.54 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

(31)	Section 302 Certification
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.21 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICAL CORP.

By: /s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)
Date:  January 13, 2011

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 13, 2011

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

4.16 *
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant’s Quarterly Report on Form 10Q, filed on April 9, 2010).

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

4.21 *
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.22	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.23	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
-59-
4.24	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.25	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.26	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
(10)	Material Contracts
10.1**
Manufacturing Services Agreement, dated as of November 15, 2010, by and between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc. (incorporated by reference to Exhibit 10.53 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

10.2**
API Supply Agreement, dated November 15, 2010, by and between Raptor Therapeutics Inc. and Cambrex Profarmaco Milano. (incorporated by reference to Exhibit 10.54 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

(31)	Section 302 Certification
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer
(32)	Section 906 Certification
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.21 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC.
†	Filed herewith.