Form 10-Q
period 2011-02-28
Raptor Pharmaceutical Corp
filed 2011-04-14
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or
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

There were 32,540,318 shares of the registrant’s common stock, $.001 par value per share, outstanding at March 31, 2011.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2011

Table of Contents
		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of February 28, 2011 (unaudited) and August 31, 2010	2
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended February 28, 2011 and 2010	3
	Unaudited Condensed Consolidated Statements of Operations for the six month periods ended February 28, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to February 28, 2011	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended February 28, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to February 28, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	53
Part II - Other Information
Item 1	Legal Proceedings	53
Item 1A	Risk Factors	55
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3	Defaults Upon Senior Securities	60
Item 4	(Removed and Reserved)	60
Item 5	Other Information	60
Item 6	Exhibits	61
SIGNATURES		63

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28, 2011	August 31, 2010
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$16,480,598	$16,953,524
Restricted cash	113,748	-
Prepaid expenses and other	162,707	285,898
Total current assets	16,757,053	17,239,422

Intangible assets, net	3,435,792	3,512,542
Goodwill	3,275,404	3,275,403
Fixed assets, net	78,808	93,249
Deposits	104,906	102,906
Deferred offering costs	-	166,015
Total assets	$23,651,963	24,389,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities:
Accounts payable	$714,646	$637,321
Accrued liabilities	1,113,782	1,129,810
Common stock warrant liability	19,696,623	15,780,216
Deferred rent	22,845	2,673
Capital lease liability – current	4,814	4,865
Total current liabilities	21,552,710	17,554,885

Capital lease liability - long-term	-	1,811
Total liabilities	21,552,710	17,556,696

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 32,415,318 and 30,076,758 shares issued and outstanding as at February 28, 2011 and August 31, 2010, respectively	32,416	30,077
Additional paid-in capital	55,971,044	47,617,449
Accumulated other comprehensive loss	(2,305)	(7,854)
Deficit accumulated during development stage	(53,901,902)	(40,806,831)
Total stockholders’ equity	2,099,253	6,832,841
Total liabilities and stockholders’ equity	$23,651,963	$24,389,537
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2010.
The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three month periods from
	December 1, 2010 to February 28, 2011	December 1, 2009 to February 28, 2010

Revenues:	$-	$-

Operating expenses:
General and administrative	1,126,512	981,272
Research and development	3,669,246	2,162,004
Total operating expenses	4,795,758	3,143,276

Loss from operations	(4,795,758)	(3,143,276)

Interest income	11,756	7,145
Interest expense	(356)	(811)
Foreign currency transaction loss	(159)	-
Adjustment to fair value of common stock warrants	1,810,223	(1,043,389)
Net loss	$(2,974,294)	$(4,180,331)

Loss per share from operations:
Basic and diluted	$(0.15)	$(0.15)

Net loss per share:
Basic and diluted	$(0.09)	$(0.19)

Weighted average shares
outstanding used to compute:
Basic and diluted	31,778,911	21,622,108

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the six month periods from		For the cumulative period from September 8, 2005 (inception) to February 28, 2011
	September 1, 2010 to February 28, 2011	September 1, 2009 to February 28, 2010

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	2,832,612	1,988,848	13,509,000
Research and development	6,364,375	4,095,339	30,572,739
In-process research and dev.	-	-	240,625
Total operating expenses	9,196,987	6,084,187	44,322,364

Loss from operations	(9,196,987)	(6,084,187)	(44,322,364)

Interest income	19,232	10,409	346,836
Interest expense	(998)	(1,836)	(114,885)
Foreign currency transaction gain (loss)	89	-	(368)
Adjustment to fair value of common stock warrants	(3,916,407)	(1,043,389)	(9,811,121)
Net loss	$(13,095,071)	$(7,119,003)	$(53,901,902)

Loss per share from operations:
Basic and diluted	$(0.30)	$(0.30)

Net loss per share:
Basic and diluted	$(0.42)	$(0.35)

Weighted average shares
outstanding used to compute:
Basic and diluted	30,999,253	20,062,776

The accompanying notes are an integral part of these financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the six month periods from		For the cumulative period from
	September 1, 2010 to February 28, 2011	September 1, 2009 to February 28, 2010	September 8, 2005 (inception) to February 28, 2011
Cash flows from operating activities:
Net loss	$(13,095,071)	$(7,119,003)	$(53,901,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	1,179,562	53,005	2,611,320
Consultant stock-based compensation exp.	37,010	70,680	522,951
Fair value adjustment of common stock warrants	3,916,407	1,043,389	9,811,121
Amortization of intangible assets	76,750	75,500	474,208
Depreciation of fixed assets	39,441	35,986	462,622
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	123,191	57,257	(63,269)
Intangible assets	-	-	(150,000)
Deposits	(2,000)	-	(104,907)
Accounts payable	77,325	336,172	714,646
Accrued liabilities	(16,028)	(612,061)	433,056
Deferred rent	20,172	1,097	22,740
Net cash used in operating activities	(7,643,241)	(6,057,978)	(38,786,789)
Cash flows from investing activities:
Purchase of fixed assets	(25,000)	(3,303)	(522,106)
Cash acquired in 2009 Merger	-	581,395	581,391
Increase in restricted cash	(113,748)	-	(113,748)
Net cash provided by (used in) investing activities	(138,748)	578,092	(54,463)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	7,495,116	39,941,278
Proceeds from the sale of common stock under an equity line	6,747,778	-	11,647,729
Proceeds from the exercise of common stock warrants	556,956	56,020	7,541,475
Proceeds from the exercise of common stock options	8,828	6,348	81,549
Fundraising costs	(8,186)	(1,204,493)	(4,183,367)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(1,862)	(1,973)	(14,509)
Net cash provided by financing activities	7,303,514	6,351,018	55,324,155
Foreign currency translation gain (loss)	5,549	-	(2,305)
Net increase (decrease) in cash and cash equivalents	(472,926)	871,132	16,480,598
Cash and cash equivalents, beginning of period	16,953,524	3,701,787	-
Cash and cash equivalents, end of period	$16,480,598	$4,572,919	$16,480,598
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$-	$1,916,011	$16,310,414
Common stock and warrants issued in connection with reverse merger	$-	$4,417,046	$4,417,046
Common stock issued as fee for equity line	$352,500	$-	$827,637
Acquisition of equipment in exchange for capital lease	$-	$-	$21,403
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
The accompanying notes are an integral part of these financial statements.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BUSINESS RISKS

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries (the “Company” or “Raptor”) and have been prepared in accordance with the accounting principles generally accepted in the United States of America.   The Company’s fiscal year end is August 31.

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

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., and Raptor Therapeutics Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), and August 1, 2007, respectively, and Raptor Pharmaceuticals Europe B.V. incorporated in the Netherlands on December 15, 2009. All inter-company accounts have been eliminated. The Company’s

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through February 28, 2011, the Company had accumulated losses of approximately $53.9 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents as of March 31, 2011 of approximately $16.0 million will be sufficient to meet the Company’s obligations into the first calendar quarter of 2012.  The Company plans to continue to review strategic partnerships, collaborations and potential equity sales as a potential means to fund its preclinical and clinical programs beyond the first calendar quarter of 2012. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever.

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

(c) Functional Currency

The Company’s consolidated functional currency is the U.S. dollar.  Raptor Pharmaceuticals Europe B.V., (the “BV”), the Company’s European subsidiary, records its functional currency as the European Euro.  At quarter-end the BV’s balance sheet is translated into U.S. dollars based upon the quarter-end exchange rate, while its statement of operations is translated into U.S. dollars based upon an average between the beginning and end date of the reporting period.  The BV’s equity is adjusted for any translation gain or loss.

(d)  Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed consolidated financial statements.  The warrant liability is carried at fair value which is determined using the Black-Scholes option valuation model at each reporting period.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (e) Segment Reporting

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

	For the three months ended February 28,
	2011			2010
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(390,178)	$(2,584,116)	$(2,974,294)	$(973,941)	$(3,206,390)	$(4,180,331)
Total assets	8,189,431	15,462,532	23,651,963	829,051	10,971,702	11,800,753

	For the six months ended February 28,
	2011			2010
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(2,568,541)	$(10,526,530)	$(13,095,071)	$(1,966,258)	$(5,152,745)	$(7,119,003)
Total assets	8,189,431	15,462,532	23,651,963	829,051	10,971,702	11,800,753

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  The Company has not experienced any losses on these investments.  Restricted cash represents compensating balances required by our U.S. and European banks as collateral for credit cards.

(g) Intangible Assets

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

(h) Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger.  Goodwill is reviewed annually, or when an indication of impairment exists, to determine if any impairment analysis and resulting write-down in valuation is necessary.

(i) Fixed Assets

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

(j) Impairment of Long-Lived Assets

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

(k) Common Stock Warrant Liabilities

The warrants issued by the Company in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period-end commencing on August 31, 2010. The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period-end.  The common stock warrants are re-measured at the end of every reporting period with the change in value reported in the Company’s condensed consolidated statements of operations.

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

	February 28,
	2011	2010
Warrants to purchase common stock	10,137,255	5,843,302
Options to purchase common stock	3,265,307	1,191,534
Total potentially dilutive securities	13,402,562	7,034,836

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

(3) INTANGIBLE ASSETS AND GOODWILL

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of February 28, 2011 and August 31, 2010 based on the estimated fair value of its agreement with BioMarin.

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

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 9 below.

Summary of intangibles acquired as discussed above:

Intangible asset (IP license) related to the Encode merger	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin	150,000
Intangible assets (out-license) related to the 2009 Merger	240,000
In-process research and development (IP license) related to the 2009 Merger	900,000
Total intangible assets	3,910,000
Less accumulated amortization	(474,208)
Intangible assets, net	$3,435,792

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the three and six months ended February 28, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to February 28, 2011, the Company amortized $38,375, $76,750, $38,375, $75,500, and $474,208, respectively, of intangible assets to research and development expense.

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

Goodwill of $3,275,404 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed.  In October 2010, the Company reviewed the carrying value of goodwill for impairment as of its fiscal year ended August 31, 2010 and determined that there was no impairment.   For the three and six months ended February 28, 2011, there were no indications of impairment of goodwill.  Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable.  There were no indications of impairment of intangible assets during the three and six months ended February 28, 2011.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets consisted of:

Category	February 28, 2011	August 31, 2010	Estimated useful lives
Leasehold improvements	$119,773	$119,773	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	119,841	94,842	3 years
Capital lease equipment	14,006	14,006	Shorter of life of asset or lease term
Total at cost	534,111	509,112
Less: accumulated depreciation	(455,303)	(415,863)
Total fixed assets, net	$78,808	$93,249

Depreciation expense for the three and six months ended February 28, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to February 28, 2011 was $19,756, $39,441, $18,817, $35,986 and $462,622, respectively. Accumulated depreciation on capital lease equipment was $10,415 and $3,951 as of February 28, 2011, and August 31, 2010, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at February 28, 2011 and August 31, 2010 are summarized as follows:
Assets	Level 1	Level 2	Level 3	February 28, 2011
Fair value of cash equivalents	$15,277,633	$ —	$ —	$15,277,633
Restricted cash	—	113,748	—	113,748
Total	$15,277,633	$ 113,748	$ —	$15,391,381

Liabilities
Fair value of common stock warrants	$ —	$ —	$19,696,623	$19,696,623
Total	$ —	$ —	$19,696,623	$19,696,623

Assets	Level 1	Level 2	Level 3	August 31, 2010
Fair value of cash equivalents	$16,509,186	$ —	$ —	$16,509,186
Total	$16,509,186	$ —	$ —	$16,509,186

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities
Fair value of common stock warrants	$ —	$ —	$15,780,216	$15,780,216
Total	$ —	$ —	$15,780,216	$15,780,216

Cash equivalents represent the fair value of the Company’s investment in four and two money market accounts as of February 28, 2011, and August 31, 2010, respectively.

Marked-to-Market

The common stock warrants issued in the Company’s August 2010 private placement and the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured using the Black-Scholes option valuation model at the end of every reporting period with the change in value reported in the Company’s condensed consolidated statements of operations.

For the three and six months ended February 28, 2011 and 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a gain of $1.81 million, and losses of $3.92 million, $1.04 million and $1.04 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statement of operations.  See Note 10 for further discussion on the calculation of the fair value of the warrant liability.

Warrant liability in millions
Fair value of December 2009 direct offering warrants (including broker warrants) at fiscal year ended August 31, 2010	$5.83
Adjustment to mark to market common stock warrants at quarter ended November 30, 2010	2.28
Adjustment to mark to market common stock warrants at quarter ended February 28, 2011	(1.02)
December 2009 direct offering common stock warrant liability at fair value on February 28, 2011	7.09
Fair value of August 2010 private placement warrants (including broker warrants) at fiscal year ended August 31, 2010	9.95
Adjustment to mark to market common stock warrants at quarter ended November 30, 2010	3.45
Adjustment to mark to market common stock warrants at quarter ended February 28, 2011	(0.79)
August 2010 private placement common stock warrant liability at fair value on February 28, 2011	12.61
Total warrant liability at February 28, 2011	$19.70

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	February 28, 2011	August 31, 2010
Clinical trial costs	$733,788	$280,918
Accrued vacation	109,538	79,077
Salaries and wages	99,355	88,024
Legal fees	55,000	182,890
Clinical trial materials	44,902	50,000
Proxy printing	33,418	-
Patent costs	20,000	8,956
Consulting – research and development	8,333	-
Consulting - general and administrative	8,250	19,304
Auditing and tax preparation fees	-	33,245
Clinical milestone payment due to UCSD	-	200,000
Accrued bonuses	-	184,021
Other	1,198	3,375
Total accrued liabilities	$1,113,782	$1,129,810

 RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) COMPREHENSIVE LOSS

The following table shows the computation of total comprehensive loss:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Net loss	$(2,974,294)	$(4,180,331)	$(13,095,071)	$(7,119,003)
Foreign currency translation adjustments	2,039	-	5,549	-
Total comprehensive loss	$(2,972,255)	$(4,180,331)	$(13,089,522)	$(7,119,003)

Other comprehensive loss includes gains (losses) on the translation of foreign currency denominated financial statements.  Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in the stockholders’ equity section of the balance sheet.

 (8) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three and six months ended February 28, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to February 28, 2011 was $305,888, $1,179,562, $27,202, $53,005 and $2,611,320, respectively, of which cumulatively $2,111,444 was included in general and administrative expense and $499,876 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	Interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	100%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%
Quarter ended February 28, 2009	2.0%	7 years	220%	10%
Quarter ended May 31, 2009	2.6%	7 years	233%	10%
Quarter ended August 31, 2009	3.2%	7 years	240%	10%
Quarter ended November 30, 2009	3.0%	7 years	245%	10%
Quarter ended February 28, 2010	3.1%	7 years	55%	10%
Quarter ended May 31, 2010	3.1%	7 years	77%	2.5%
Quarter ended August 31, 2010	2.07%	6 years	85%	2.5%
Quarter ended November 30, 2010	1.64%	6 years	88%	2.5%
Quarter ended February 28, 2011	2.42%	6 years	90%	2.5%
*	Dividend rate is 0% for all periods presented.
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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and six months ended February 28, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to February 28, 2011 was $32,737, $37,010, $5,480, $70,680 and $522,951, respectively, of which cumulatively $147,295 was included in general and administrative expense and $375,655 was included in research and development expense.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended, and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00
Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87
Granted	1,750,680	$3.36	335,859	$0.15
Exercised	—	—	—	—
Canceled	(1,102)	$1,292.00	—	—
Outstanding at November 30, 2010	3,140,866	$7.73	1,424,005	$2.11
Granted	130,000	$3.54	10,000	$2.66
Exercised	(3,835)	$2.30	—	—
Canceled	(1,724)	$1,075.76	—	—
Outstanding at February 28, 2011	3,265,307	$7.01	1,537,971	$2.02

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of February 28, 2011 and 2010 were $1,605,085, $1,027,098, $107,997 and $46,195, respectively.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were 816,548 options available for grant as of February 28, 2011 under the 2010 Equity Incentive Plan, which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. No further grants will be made under any previous or assumed stock option plans.  As of February 28, 2011, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	8.13	.85	16,027	0.85
$1.01 to $2.00	85,773	8.25	1.72	51,128	1.70
$2.01 to $3.00	1,590,356	7.46	2.64	891,432	2.53
$3.01 to $4.00	1,442,924	9.54	3.54	470,433	3.57
$4.01 to $5.00	62,104	7.77	4.57	59,770	4.58
$5.01 to $1,075.76	49,181	4.13	266.78	49,181	266.78
	3,265,307	8.36	7.01	1,537,971	11.33

At February 28, 2011, the total unrecognized compensation cost was approximately $3.8 million. The weighted average period over which it is expected to be recognized is 3 years.

(9) ISSUANCE OF COMMON STOCK

As of February 28, 2011, there were 32,415,318 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three and six months ended February 28, 2011, the Company received $208,250 and $556,956 from the exercise of warrants in exchange for the issuance of 85,000 and 221,620 shares of the Company’s common stock, respectively.  During the cumulative period from September 8, 2005 (inception) through February 28, 2011, the Company received approximately $7.5 million from the exercise of warrants in exchange for the issuance of an aggregate of 3,963,378 shares.

During the three and six months ended February 28, 2011, the Company received $8,828 from the exercise of stock options in exchange for the issuance of 3,835 shares of the Company’s common stock.   For the cumulative period from September 8, 2005 (inception) through February 28, 2011, the Company received $81,549 from the exercise of stock options resulting in the issuance of 45,096 shares of common stock.

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

In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. Cumulatively, Raptor has expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH.

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

In connection with the Direct Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the “Direct Offering Purchase Agreement”), dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto (collectively, the “Direct Offering Investors”) with respect to the Direct Offering of the Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and net proceeds after commissions and expenses of approximately $6.2 million.  Each Unit consists of one share of the Company’s common stock, one Series A Warrant exercisable for 0.5 of a share of the Company’s common stock and one Series B Warrant exercisable for 0.5 of a share of the Company’s common stock. The shares of the Company’s common stock and the Warrants were issued separately.  The Series A Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue.  The Series B Warrants will be exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  At closing of the financing, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%).  Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants and the Placement Agent Warrants are classified as liability, as discussed further below in Note 10.

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

In consideration for entering into the purchase agreement (the “LPC Purchase Agreement”), the Company issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and is required to issue up to an additional 217,549 shares of its common stock pro rata as LPC purchases the $15 million of the Company’s common stock over the 25-month period. During the three and six months ended February 28, 2011, the Company sold 1,734,873 and 2,015,240 shares to LPC at weighted average prices of $3.37 and $3.35, respectively, and paid commitment fees to LPC in the form of 84,812 and 97,865 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $306,380 and $352,500, respectively. Since inception, the Company sold 4,186,038 shares to LPC at a weighted average price of $2.78 and paid commitment fees to LPC in the form of 168,929 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $581,081.  The Company has issued an aggregate of 4,500,000 shares (including shares issued to LPC as commitment fees) to LPC pursuant to the LPC Purchase Agreement and does not plan to issue or register additional shares under such agreement.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of common stock outstanding as of February 28, 2011:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – June 2010	160,272
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670
PIPE	August 2009	1,738,226
Warrant exercises	Sept. 2009 – Feb. 2011	418,356
Shares issued in connection with reverse merger	September 2009	940,863
Stock option exercises	October 2009 – Feb. 2011	41,716
Registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 – Feb. 2011	4,500,000
2010 private placement	August 2010	4,897,614
Total shares of common stock outstanding		32,415,318

(10) WARRANTS

The table reflects the number common stock warrants outstanding as of February 28, 2011:

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	465,816	$2.36		5/21/2013
Issued to PIPE investors in August 2009	635,990	$3.22		8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in Dec. 2009	1,725,000	$2.45		6/22/2011
Issued to registered direct investors in Dec. 2009	1,868,750	$2.45		12/23/2014
Issued to placement agent in Dec. 2009	74,951	$2.50		12/23/2014
Issued to private placement investors in Aug. 2010	4,897,614	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015
Total warrants outstanding	10,137,225	$2.86	*
*	Average exercise price

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at February 28, 2011 and August 31, 2010:

	December 2009 equity financing
	Series A		Series B		Placement agent		August 2010 private placement Investors and placement agent
	At February 28, 2011	At August 31, 2010	At February 28, 2011	At August 31, 2010	At February 28, 2011	At August 31, 2010	At February 28, 2011	At August 31, 2010
Fair value ($ millions)	4.7	3.7	2.2	2.0	0.2	0.1	12.6	9.9
Black-Scholes inputs:
Stock price	$3.59	$2.98	$3.59	$2.98	$3.59	$2.98	$3.59	$2.98
Exercise price	$2.45	$2.45	$2.45	$2.45	$2.50	$2.50	$3.075	$3.075
Risk free interest rate	1.58%	1.36%	0.14%	0.24%	1.58%	1.36%	2.06%	1.74%
Volatility	90.4%	85.1%	90.4%	85.1%	90.4%	85.1%	90.4%	85.1%
Expected term (years)	3.75	4.25	0.25	0.75	3.75	4.25	4.5	5.0
Dividend	0	0	0	0	0	0	0	0

For the three and six months ended February 28, 2011 and 2010, as a result of the marking-to-market of the warrant liability, the Company recorded a gain of approximately $1.8 million, losses of approximately $3.9 million, $1.0 million and $1.0 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statements of operations.  See Note 5 for further discussion on the marking-to-market of the warrant liability.

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

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop DR Cysteamine for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1 million in funding prior to December 18, 2008 (which the Company has

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fulfilled by raising $10 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal years ended August 31, 2010 and 2009, the Company has fulfilled by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, the Company has expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California and expanded the lease on April 1, 2007. Base monthly payments were subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”) and annual adjustments to base operating expenses. In October 2010, the Company executed a lease addendum to the Novato lease for an additional 3,100 square feet ($5,309 per month) starting in April 2011.  Effective April 1, 2010, the Company’s monthly base rent including base operating expenses were $10,826 and effective April 11, 2011, the Company’s monthly base including base operating expenses is $16,135 with an adjustment for CPI and operating expenses in April 2012.  The Novato lease expires in March 2013. In January 2010, the Company entered into a one year lease for administrative offices in San Mateo, California for $2,655 per month.  The Company anticipates continuing the San Mateo lease on a monthly basis.

During the three and six months ended February 28, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to February 28, 2011, the Company’s rent expense was $48,790, $100,515, $34,597, $68,144 and $619,446, respectively.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
March 1, 2011 to August 31, 2011	$91,502
Fiscal year ending August 31, 2012	196,043
Fiscal year ending August 31, 2013	116,335

CAPITAL LEASE

In September 2008, the Company leased a photocopier, which is subject to a 39-month lease at $469 per month. The future lease payments under the capital lease are as follows:

Period	Amount
March 1, 2011 to August 31, 2011	$3,347
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	5,222
Less interest	(408)
Total current and long-term capital lease liability	$4,814

Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three and six months ended February 28, 2011, the Company maintained several contracts with research and clinical organizations and clinical sites, consultants to research drug pricing in the E.U., develop research assays, and to assist with clinical research for Raptor’s cystinosis program.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future commitments pursuant to the research agreement are as follows:

Period	Amount
March 1, 2011 to August 31, 2011	$2,665,877
Fiscal year ending August 31, 2012	1,065,038
Fiscal year ending August 31, 2013	391,629

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three and six months ended February 28, 2011, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis and Huntington’s Disease trials. The future commitments pursuant to this agreement are as follows:

Period	Amount
March 1, 2011 to August 31, 2011	$108,176
Fiscal year ending August 31, 2012	100,000
Fiscal year ending August 31, 2013	33,333

FORMULATION / MANUFACTURING AGREEMENTS

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture DR Cysteamine for its cystinosis and Huntington’s Disease programs. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. In November 2010, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of DR Cysteamine. In July 2010, the Company executed a manufacturing agreement to provide tezampanel study drug for the Company’s thrombosis program. The future commitments pursuant to these contracts are as follows:

Period	Amount
March 1, 2011 to August 31, 2011	$1,096,257
Fiscal year ending August 31, 2012	373,385
Fiscal year ending August 31, 2013	60,281

(12)  QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

In October 2010, the Company was awarded a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and its HepTideTM and WntTideTM preclinical cancer research programs.  The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of February 28, 2011, it received approximately $874,000.  The Company recorded the $194,000 and $680,000 of proceeds as a contra-research and development expense in its preclinical and clinical development division during the three and six months ended February 28, 2011, respectively.  The Company records the contra-expense upon deposit of the grant proceeds.  The balance of the award of approximately $198,000 is expected to be received by the Company in September 2012, pursuant to the government program funding guidelines.

(13) SUBSEQUENT EVENTS

On April 11, 2011, the Company hired Kathy Powell as its Vice President of Quality Operations to oversee quality assurance and quality control of our externally manufactured drug product candidates, prepare the Chemistry, Manufacturing and Controls section of the Company’s regulatory filings and be responsible for other regulatory submissions related to our drug product candidates.  Also, on April 11, 2011, in order to expand and strengthen the Company’s board of directors, the Company appointed three new directors to its board: Vijay Samant, CEO of Vical Incorporated; Suzanne Bruhn, SVP, Strategic Planning & Program Management of Shire Human Genetic Therapies; and Timothy Walbert, CEO of Horizon Pharma, Inc.  The Company anticipates that the hiring of Ms. Powell and the appointment of new board members will increase the Company’s expenditures due to ordinary ongoing employment-related expenses and due to quarterly board fees and board travel reimbursements.

On April 7, 2011, at the Company’s annual meeting of stockholders, the stockholders passed amendments to the Company’s 2010 equity compensation plan, which increase the amount of shares available for future issuance under the plan and which, in general, require accelerating vesting of 50% of the outstanding unvested stock options issued under the plan if a change of control occurs.  The Company anticipates that it will incur additional non-cash compensation expense in the future reflecting future stock option grants under the plan.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of February 28, 2011, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., or Raptor Discoveries, Raptor Therapeutics Inc., or Raptor Therapeutics, and Raptor Pharmaceuticals Europe B.V. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors that may Affect Future Results”.

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

On June 28, 2010, we commenced our Phase 3 clinical trial, designed as a multi-center, randomized, crossover, outpatient study of the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of every 12-hour DR Cysteamine compared to immediate-release cysteamine bitartrate in cystinosis patients.  The design of our Phase 3 clinical trial is a result of discussions with the FDA under a Special Protocol Assessment, or SPA, process by which the FDA provided significant guidance on trial protocol design, clinical endpoints, and statistical analyses.  The primary endpoint of our study is the steady-state white blood cell, or WBC, cystine levels of patients taking DR Cysteamine compared to immediate-release cysteamine bitartrate. Secondary endpoints are the safety and tolerability of DR Cysteamine and the comparability of steady-state PK of DR Cysteamine and immediate-release cysteamine bitartrate in cystinosis patients.  Our Phase 3 clinical trial is being conducted at nine sites in North America and Europe.  We expect to enroll at least 36 patients.   Patients who complete the nine-week clinical trial will be offered enrollment into our long-term follow-on study.  We anticipate that our Phase 3 clinical trial data will be available in June 2011.  If DR Cysteamine is approved by the FDA and EMA, we plan to commercialize DR Cysteamine in the U.S. and E.U. by ourselves.  However, we may enter into marketing partnerships for certain markets outside of the U.S. and E.U.

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

Tezampanel has been tested in Phase I clinical trials. The drug candidate has been demonstrated to be safe over a wide range of doses, without any serious adverse events and without any major abnormal laboratory tests. Human pharmacokinetics of tezampanel, are well characterized. In collaboration with Dr. Lowenstein and Dr. Morrell, we are preparing for a Phase I clinical trial in healthy volunteers, subject to regulatory reviews and approval, currently anticipated to commence by the end of 2011, to determine the efficacy of tezampanel in blocking platelet activation and aggregation.

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

As a result of the Encode merger, we received the exclusive worldwide license to DR Cysteamine, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied, as of August 31, 2010 and 2009 by spending approximately $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, we have expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

Functional Currency

Our consolidated functional currency is the U.S. dollar.  Raptor Pharmaceuticals Europe B.V. or BV, our  European subsidiary, records its functional currency as the European Euro.  At quarter-end the BV’s balance sheet is translated into U.S. dollars based upon the quarter-end exchange rate, while its statement of operations is translated into U.S. dollars based upon an average between the beginning and end of the reporting period.  The BV’s equity is adjusted for any translation gain or loss.

Fair Value of Financial Instruments

The carrying amounts of certain of our  financial instruments including cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our condensed consolidated financial statements.  The warrant liability is carried at fair value which is determined using the Black-Scholes option valuation model at each reporting period.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  We maintain cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  We have not experienced any losses on these investments.  Restricted cash represents compensating balances required by our U.S. and European banks as collateral for credit cards.

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

Common Stock Warrant Liabilities

The warrants issued in our 2010 private placement, or 2010 Private Placement, contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving our Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period end commencing on August 31, 2010.  The warrants we issued in our December 2009 direct offering, or the Direct Offering, contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants issued in the Direct Offering as liabilities and will mark them to fair value at each period end.  The warrants to purchase our common stock are re-measured at the end of every reporting period with the change in value reported in our condensed consolidated statements of operations.

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

For the three months ended February 28, 2011, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 2.42%; 6 year expected life; 90% volatility; 2.5% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven and five years (average); the expected life of six years was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when the company is at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.  If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 8 of our condensed consolidated financial statements for a further discussion of our accounting for stock based compensation.

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

Results of Operations

Three months ended February 28, 2011 and 2010

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.  General and administrative expenses for the three months ended February 28, 2011 increased by approximately $145,000 compared to the same period of the prior fiscal year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Amortization of new stock option grants in Q1 2011 to employees and directors (non-cash)	219
Salary increases awarded in March and October 2010	92
Consulting in Q2 2011 related to commercial planning for potential launch of DR Cysteamine for cystinosis and business development consulting	38
Office expenses due to new employees commencing March and July 2010	26
Q2 2011 401(K) match not given in Q2 2010	25
License option in Q2 2011	25
NASDAQ fees for increase in shares outstanding	20
Various other	16
Common area expenses on facilities lease	15
Sign-on and holiday staff bonuses in Q2 2011 not given in Q2 2010	14
Payroll taxes due to salary increases and new hires	14
Tax preparation services incurred earlier than in FY 2010	11
Board fees increased in October 2010	9
Storage fees for TorreyPines materials in Q2 2010 not repeated in Q2 2011	(17)
Decreased usage of investor relations consultants and reduced costs of press releases	(20)
Additional accounting and audit fees due to additional complexity due to reverse merger and financings	(36)
Increase in human resources costs allocated to R&D	(37)
Increase in executive costs allocated to R&D	(38)
Increase in facilities costs allocated to R&D	(47)
Patent fees in Q2 2011 decreased in preclinical patent activity partially offset by increase in size of patent portfolio in clinical compared to Q2 2010	(76)
Decrease due to Q2 2010 costs associated with the merger not repeated in Q2 2011	(108)
General and Administrative variance three months ended February 28, 2011 vs. February 28, 2010	145

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.  Research and development expenses for the three months ended February 28, 2011 increased by approximately $1.5 million over the same period of the prior year primarily due to:

Reason for Variance	Variance in $ Thousands
Q2 2011 Phase 3 DR Cysteamine clinical study costs - trial commenced in June 2010	1,710
Salary increases awarded in March and October 2010	66
New stock option grants in Q1 2011 to employees and directors, some with 25% vesting upon grant (non-cash)	60
Milestone payments related to the June 2010 commencement of the Phase 3 DR Cysteamine clinical trial	50
Increase in facilities costs allocated to R&D	47
Increase in executive costs allocated to R&D	38
Increase in human resources costs allocated to R&D	37
Holiday staff bonuses in Q2 2011 not given in Q2 2010	20
Increase in usage of reagents for preclinical studies	19
Legal costs associated with clinical agreements incurred in Q2 2010 not repeated in Q2 2011	(12)
Various other	(13)
Decrease in preclinical patent expense partially offset by an increase in clinical patent expenses from additions to patent portfolio	(16)
Tax grant for two preclinical programs	(194)
Reduction of R&D consulting due to the hiring of a clinical operations director in March 2010 and regulatory senior manager in July 2010	(305)
Research and Development variance three months ended February 28, 2011 vs. February 28, 2010	1,507

Research and development expenses include the following: (in $ millions)

			Three months ended February 28,
Major Program (stage of development)	Estimated next 12 months	Cumulative through February 28, 2011	2011	2010
DR Cysteamine – All Indications (clinical)	9.3	15.8	3.0	1.5
ConviviaTM (clinical)	-	2.3	-	0.1
HepTideTM (preclinical)	-	1.5	(0.1)	0.1
NeuroTransTM (preclinical)	-	0.4	-	-
WntTideTM (preclinical)	0.3	0.3	(0.1)	-
Minor or Inactive Programs	-	1.0	0.1	-
R & D Personnel and Other Costs Not Allocated to Programs	4.0	9.3	0.8	0.5
Total Research & Development Expenses	13.6	30.6	3.7	2.2

 Major Program expenses recorded as general and administrative expenses: (in $ millions)

			Three months ended February 28,
Major Program (stage of development)	Estimated next 12 months	Cumulative through February 28, 2011	2011	2010
DR Cysteamine – All Indications (clinical)	0.15	0.50	0.06	0.02
ConviviaTM (clinical)	0.05	0.26	0.03	-
HepTideTM (preclinical)	0.05	0.34	0.01	0.09
NeuroTransTM (preclinical)	0.05	0.22	0.02	-
WntTideTM (preclinical)	0.06	0.16	0.02	0.04

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

Current Status of Major Programs

Please refer to the subsection titled, “Future Activities” under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In November 2009, we released data from our Phase 2b clinical trial and in June 2010, we commenced our Phase 3 clinical trial to study DR Cysteamine in cystinosis patients. We anticipate release of the Phase 3 data by the end of June 2011.  In May 2010, we presented the data from our NASH Phase 2a clinical trial and are reformulating the drug product candidate for a potential Phase 2 trial in 2011. In October 2010, our collaborator commenced a Phase 2a clinical trial of DR Cysteamine in HD patients.  By the end of 2011, we anticipate that our collaborator at Rochester University will commence a Phase 1 clinical trial of tezampanel for the potential treatment of thrombotic disorder.

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

Interest Income

            Interest income increased by $4,611 for the three months ended February 28, 2011 compared to the same period of the prior fiscal year due to the increase in money market balances partially offset by the reduction of interest rates.

Interest Expense

Interest expense for the three months ended February 28, 2011 and 2010 were nominal.

Foreign Currency Transaction Loss

Foreign currency transaction loss for the three months ended February 28, 2011 and 2010 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a gain of approximately $1.8 million in Q2 2011 versus a loss of approximately $(1.0) million in Q2 2010, an increase in gain of approximately $2.8 million, due to a decrease in stock price of our common stock during the three months ended February 28, 2011 compared to the period from December 23, 2009 (the date some of the warrants were issued ) to February 28, 2010 during which the stock price increased.

Six months ended February 28, 2011 and 2010

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.  General and administrative expenses for the six months ended February 28, 2011 increased by approximately $844,000 compared to the same period of the prior fiscal year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Amortization of new stock option grants in Q1 2011 to employees and directors (non-cash)	880
Salary increases awarded in March and October 2010	146
Consulting in Q2 2011 related to commercial planning for potential launch of DR Cysteamine for cystinosis and business development consulting	110
Legal expenses related to registration statements filed in November 2010	57
401(K) match for YTD Q2 2011, not given in YTD Q2 2010	52
Common area expenses on facilities lease and addition of San Mateo lease in February 2010	32
Office expenses due to new employees commencing March and July 2010	28
License option in Q2 2011	25
Payroll taxes due to salary increases and new hires	23
Board fees increased in October 2010	23
Various other	15
Sign-on and holiday staff bonuses in Q2 2011 not given in Q2 2010	14
Tax preparation services incurred earlier than in FY 2010	11
Franchise taxes for subsidiary which no longer exists in FY2011	(12)
Additional accounting and audit fees due to additional complexity due to reverse merger and financings	(15)
Storage fees for TorreyPines materials in YTD Q2 2010 not repeated in YTD Q2 2011	(19)
Exchange agent services for merger incurred in YTD Q2 2010 not repeated in YTD Q2 2011	(44)
Patent fees in YTD Q2 2011 decreased in preclinical patent activity partially offset by increase in size of patent portfolio in clinical compared to YTD Q2 2010	(48)
D&O insurance related to TorreyPines merger in YTD Q2 2010 not incurred in YTD Q2 2011	(48)
Initial NASDAQ listing fees in YTD Q2 2010 not repeated in Q2 2011	(49)
Increase in human resources costs allocated to R&D	(60)
Increase in facilities costs allocated to R&D	(71)
Proxy printing and mailing for TorreyPines merger incurred in YTD Q2 2010 not repeated in YTD Q2 2011	(99)
Increase in executive costs allocated to R&D	(107)
General and Administrative variance six months ended February 28, 2011 vs. February 28, 2010	844

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.  Research and development expenses for the six months ended February 28, 2011 increased by approximately $2.3 million over the same period of the prior year primarily due to:
Reason for Variance	Variance in $ Thousands
YTD Q2 2011 Phase 3 DR Cysteamine clinical study costs - trial commenced in June 2010	3,054
New stock option grants in Q1 2011 to employees and directors, some with 25% vesting upon grant (non-cash)	246
Salary increases awarded in March and October 2010	135
Increase in executive costs allocated to R&D	107
Increase in facilities costs allocated to R&D	71
Increase in human resources costs allocated to R&D	60
Milestone payments related to the June 2010 commencement of the Phase 3 DR Cysteamine clinical trial	30
Clinical liability insurance for June 2010 commencement of Phase 3 trial	29
New product candidate license in YTD Q2 2011	17
Holiday staff bonuses in Q2 2011 not given in Q2 2010	13
Decrease in preclinical patent expense partially offset by an increase in clinical patent expenses from additions to patent portfolio	(15)
Clinical lab services incurred in YTD Q2 2010 not repeated in YTD Q2 2011	(21)
Legal costs associated with clinical agreements incurred in YTD Q2 2010 not repeated in YTD Q2 2011	(23)
Preclinical studies incurred in YTD Q2 2010 not repeated in YTD Q2 2011	(59)
Reduction of R&D consulting due to the hiring of a clinical operations director in March 2010 and regulatory senior manager in July 2010	(501)
Tax grant for two preclinical and three clinical programs received in YTD Q2 2011	(874)
Research and Development variance six months ended February 28, 2011 vs. February 28, 2010	2,269

Research and development expenses include the following: (in $ millions)

	Six months ended February 28,
Major Program (stage of development)	2011	2010
DR Cysteamine – All Indications (clinical)	4.6	2.7
ConviviaTM (clinical)	0.1	0.2
HepTideTM (preclinical)	(0.1)	-
NeuroTransTM (preclinical)	-	-
WntTideTM (preclinical)	(0.1)	0.1
Minor or Inactive Programs	0.2	0.1
R & D Personnel and Other Costs Not Allocated to Programs	1.7	1.0
Total Research & Development Expenses	6.4	4.1

 Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Six months ended February 28,
Major Program (stage of development)	2011	2010
DR Cysteamine – All Indications (clinical)	0.16	0.03
ConviviaTM (clinical)	0.09	0.03
HepTideTM (preclinical)	0.02	0.15
NeuroTransTM (preclinical)	0.02	0.02
WntTideTM (preclinical)	0.03	0.04

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

Interest Income

            Interest income increased by $8,823 for the six months ended February 28, 2011 compared to the same period of the prior fiscal year due to the increase in money market balances partially offset by the reduction of interest rates.

Interest Expense

Interest expense for the six months ended February 28, 2011 and 2010 were nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain for the six months ended February 28, 2011 and 2010 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(3.9) million for the six months ended February 28, 2011 compared to a loss of approximately $(1.0) million for the six months ended February 28, 2010, an increase in loss of approximately $2.9 million resulting from a higher increase in stock price of our common stock during the six months ended February 28, 2011 compared to the six months ended February 28, 2010.

Liquidity and Capital Resources

Capital Resource Requirements

As of February 28, 2011, we had approximately $16.5 million in cash and cash equivalents, approximately $21.6 million in current liabilities (of which $19.7 million represented the non-cash common stock warrant liability) and approximately ($4.8) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $1.37 million.

We believe our cash and cash equivalents as of March 31, 2011 of approximately $16.0 million will be sufficient to meet our obligations into the first calendar quarter of 2012. We are currently in the process of negotiating strategic partnerships, collaborations and potential equity sales to supplement the funding of our preclinical and clinical programs beyond the first calendar quarter of 2012.  If we are unable to obtain such additional capital when needed, we may be forced to scale down our expenditures.

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

In August 2009, Raptor Pharmaceuticals Corp. entered into a Securities Purchase Agreement with four investors for the private placement of units at a purchase price of $1.37 per unit. Each unit was comprised of one share of our common stock, par value $0.001 per share, and one warrant to purchase one half of one share of our common stock. At the closing, Raptor Pharmaceuticals Corp. sold an aggregate of 1,738,226 units to the investors, comprised of an aggregate of 1,738,226 shares of our common stock and warrants to purchase up to in the aggregate, 869,113 shares of our common stock, for aggregate gross proceeds of $2,386,000. The investor warrants, exercisable for two years from the closing, had an exercise price of $2.57 per share during the first year and $3.22 per share during the second year, depending on when such investor warrants were exercised, if at all.   As of March 31, 2011, warrants to purchase 233,124 shares were exercised for aggregate gross proceeds of $599,129.  The balance of warrants to purchase 635,990 shares of our common stock remain outstanding as of March 31, 2011.

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014.  The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock.  As of March 31, 2011, Series A Warrants to purchase 5,029 shares of our common stock were exercised for aggregate gross proceeds of $12,321.  As of March 31, 2011, Series B Warrants to purchase 273,779 shares of our common stock were exercised for aggregate gross proceeds of $670,759.  As of March 31, 2011, there were Series A Warrants to purchase 1,868,750 shares of our common stock and Series B Warrants to purchase 1,600,000 shares of our common stock outstanding.

In April 2010, we entered into a $15 million equity line facility with LPC, which allows us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  As of February 28, 2011, we have sold approximately 4.2 million shares under the equity line raising approximately $11.6 million, and have issued an aggregate of 4.5 million shares (including shares issued to LPC as commitment fees) to LPC under such equity line facility.  We do not plan to issue or register additional shares under such facility.

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

For the next 12 months we intend to expend a total of approximately $16.5 million to implement our operating plan of researching and developing our DR Cysteamine clinical programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.  Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:	In millions
Research and development activities	$11.2
Research and development compensation and benefits	2.4
General and administrative activities	1.3
General and administrative compensation and benefits	1.6
Capital expenditures	-
Total estimated spending for the next 12 months	$16.5

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for DR Cysteamine and tezampanel, improve upon our RAP-based and in-licensed technology and continue business development efforts for ConviviaTM in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees.  We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $11.2 million.

Officer and Employee Compensation

We have seven executive officers, one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member.  We plan to hire additional personnel during the next 12 months to support our anticipated commercial launch efforts in 2012. We anticipate spending up to approximately $4.0 million in officer and employee compensation during the next 12 months, of which $2.4 million is allocated to research and development expenses and $1.6 million is allocated to general and administrative expenses.

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

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products—which, as of August 31, 2010 and 2009, we had spent approximately $6.2 million and $4.1 million, respectively, on such programs—pursuant to the License Agreement. Cumulatively, we have expensed $470,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

 Item 4. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As of February 28, 2011, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2011, are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended February 28, 2011, there have not been any significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 28, 2011, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2010 that was filed with the SEC on November 22, 2010, except as set forth below:

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of February 28, 2011 have been prepared assuming that we will continue as a going concern. As of February 28, 2011, we had an accumulated deficit of approximately $53.9 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents as of March 31, 2011 of approximately $16.0 million will be sufficient to meet our obligations into the first calendar quarter of 2012. We are currently in the process of negotiating strategic partnerships, collaborations and potential equity sales to supplement the funding of our preclinical and clinical programs beyond the first calendar quarter of 2012.  If we are unable to obtain such additional capital when needed, we may be forced to scale down our expenditures.

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

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Christopher M. Starr, our Chief Scientific Officer, Dr. Todd C. Zankel, our Chief Financial Officer, Ms. Kim R. Tsuchimoto, Mr. Ted Daley, the President of our clinical development subsidiary, Dr. Patrice P. Rioux, Chief Medical Officer of our clinical development subsidiary, Mr. Patrick Reichenberger, the Vice President of Commercial Operations of our clinical development subsidiary and Ms. Kathy Powell, the Vice President of Quality Operations of our clinical development subsidiary. The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.  There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities.

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

 Our Chief Executive Officer, our Chief Financial Officer and each of the members of our Board of Directors own, in the aggregate, 935,405 shares, or approximately 3% of our outstanding common stock as of March 31, 2011. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of March 31, 2011, there were (i) outstanding warrants to purchase 10,012,255 shares of our common stock at a weighted average exercise price of $2.87 per share issued in connection with the transactions described above and other equity issuances, (ii) outstanding options to purchase 3,110,466 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $2.99, (iii) options to purchase 154,841 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $87.66 and (iv) 816,548 shares of our common stock available for issuance under our 2010 Raptor Pharmaceutical stock option plan.  The shares issuable under our stock option plans will be available for immediate resale in the public market.  The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

In connection with the 2010 Private Placement, we issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. In connection with the 2010 Private Placement, the Placement Agent was issued one warrant, with an exercise price of $3.075 per share, to purchase 97,952 shares of our common stock.  The warrant issued to the Placement Agent became exercisable on February 12, 2011.  The resale of all 9,893,180 shares which have been sold or upon exercise of the warrants may be sold by us to the 2010 Private Placement Investors and the Placement Agent has been registered on a Form S-1, which was initially declared effective by the SEC on August 31, 2010.  A post-effective amendment to the Form S-1 was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010.  Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. Sales of our common stock to the 2010 Private Placement Investors and the Placement Agent upon exercise of the warrants they received in connection with 2010 Private Placement by us may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock or anticipation of sales, by the 2010 Private Placement Investors and the Placement Agent could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

In consideration for entering into the LPC Purchase Agreement, we issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and are required to issue up to 217,549 shares of our common stock pro rata as LPC purchases the $15 million of our common stock over the 25-month period.  Pursuant to the LPC Purchase Agreement, during the period from September 1, 2010 through February 28, 2011, we sold an aggregate of 2,015,240 shares to LPC at a weighted average price of $3.35 for an approximate aggregate purchase price of $6.7 million and paid commitment fees to LPC in the form of 97,865 shares (in addition to the 145,033 shares issued at an initial commitment fee), valued at $352,500.  As of February 28, 2011, we had issued an aggregate of 4.5 million shares (including shares issued to LPC as commitment fees) to LPC pursuant to the LPC Purchase Agreement.  We do not plan to issue or register additional shares under such agreement.

For the issuance of the aggregate 2,113,105 shares to LPC during the six months ended February 28, 2011, we claim an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act because, among other things, the transactions did not involve a public offering, LPC was an accredited investor and LPC had access to information about the Company and its investment.  The table below sets forth the date and number of shares with respect to each issuance of unregistered shares to LPC during the three and six months ended February 28, 2011 (an aggregate of 2,113,105 shares).

Issuance date	Number of shares of common stock issued
11/11/10	99,830
11/15/10	97,568
11/17/10	96,022
Subtotal 9/1/10 to 11/30/10	293,420
12/2/2010	92,628
12/6/2010	91,565
12/8/2010	90,855
12/10/2010	90,165
12/14/2010	88,765
12/16/2010	91,306
12/20/2010	96,094
12/22/2010	96,573
12/27/2010	95,943
12/29/2010	95,943
1/3/2011	95,943
1/5/2011	96,031
1/7/2011	93,642
1/11/2011	93,499
1/13/2011	93,642
1/19/2011	93,585
1/21/2011	93,585
1/25/2011	92,683
1/27/2011	92,351
1/31/2011	44,887
Subtotal 12/1/10 to 2/28/2011	1,819,685
Six months ended February 28, 2011	2,113,105

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

4.22	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.23	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009). -61-

4.24	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.25	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.26	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
(10)	Material Contracts
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
Date:  April 13, 2011

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 13, 2011

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
-64-
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