Form 10-Q
period 2011-05-31
Raptor Pharmaceutical Corp
filed 2011-07-13
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

There were 34,595,103 shares of the registrant’s common stock, $.001 par value per share, outstanding at July 5, 2011.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2011

Table of Contents
		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of May 31, 2011 (unaudited) and August 31, 2010	2
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended May 31, 2011 and 2010	3
	Unaudited Condensed Consolidated Statements of Operations for the nine month periods ended May 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to May 31, 2011	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to May 31, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	53
Part II - Other Information
Item 1	Legal Proceedings	53
Item 1A	Risk Factors	54
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3	Defaults Upon Senior Securities	58
Item 4	(Removed and Reserved)	58
Item 5	Other Information	58
Item 6	Exhibits	59
SIGNATURES		61

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31, 2011	August 31, 2010
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$13,325,695	$16,953,524
Restricted cash	114,282	-
Prepaid expenses and other	191,074	285,898
Total current assets	13,631,051	17,239,422

Intangible assets, net	3,397,417	3,512,542
Goodwill	3,275,403	3,275,403
Fixed assets, net	65,056	93,249
Deposits	104,906	102,906
Deferred offering costs	-	166,015
Total assets	$20,473,833	$24,389,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable	$1,144,624	$637,321
Accrued liabilities	1,017,312	1,129,810
Common stock warrant liability	32,852,755	15,780,216
Deferred rent	27,029	2,673
Capital lease liability – current	3,106	4,865
Total current liabilities	35,044,826	17,554,885

Capital lease liability - long-term	-	1,811
Total liabilities	35,044,826	17,556,696

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 33,127,556 and 30,076,758 shares issued and outstanding as at May 31, 2011 and August 31, 2010, respectively	33,128	30,077
Additional paid-in capital	59,563,190	47,617,449
Accumulated other comprehensive loss	(395)	(7,854)
Deficit accumulated during development stage	(74,166,916)	(40,806,831)
Total stockholders’ equity (deficit)	(14,570,993)	6,832,841
Total liabilities and stockholders’ equity (deficit)	$20,473,833	$24,389,537
(1) Derived from the Company’s audited consolidated financial statements as of August 31, 2010.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three month periods from March 1, 2011 to May 31,
	2011	2010

Revenues:	$-	$-

Operating expenses:
General and administrative	1,733,218	938,113
Research and development	3,901,651	2,176,658
Total operating expenses	5,634,869	3,114,771

Loss from operations	(5,634,869)	(3,114,771)

Interest income	12,116	5,489
Interest expense	(486)	(814)
Foreign currency transaction loss	-	-
Adjustment to fair value of common stock warrants	(14,641,775)	(4,345,251)
Net loss	$(20,265,014)	$(7,455,347)

Loss per share from operations:
Basic and diluted	$(0.17)	$(0.14)

Net loss per share:
Basic and diluted	$(0.62)	$(0.33)

Weighted average shares
outstanding used to compute:
Basic and diluted	32,594,450	22,842,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine month periods from		For the cumulative period from September 8, 2005 (inception) to May 31, 2011
	September 1, 2010 to May 31, 2011	September 1, 2009 to May 31, 2010

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	4,565,829	2,926,960	15,242,217
Research and development	10,266,027	6,271,997	34,474,391
In-process research and dev.	-	-	240,625
Total operating expenses	14,831,856	9,198,957	49,957,233

Loss from operations	(14,831,856)	(9,198,957)	(49,957,233)

Interest income	31,348	15,897	358,952
Interest expense	(1,484)	(2,649)	(115,371)
Foreign currency transaction gain (loss)	89	-	(368)
Adjustment to fair value of common stock warrants	(18,558,182)	(5,388,641)	(24,452,896)
Net loss	$(33,360,085)	$(14,574,350)	$(74,166,916)

Loss per share from operations:
Basic and diluted	$(0.47)	$(0.44)

Net loss per share:
Basic and diluted	$(1.06)	$(0.69)

Weighted average shares
outstanding used to compute:
Basic and diluted	31,536,829	20,999,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the nine month periods from		For the cumulative period from September 8, 2005
	September 1, 2010 to May 31, 2011	September 1, 2009 to May 31, 2010	(inception) to May 31, 2011
Cash flows from operating activities:
Net loss	$(33,360,085)	$(14,574,350)	$(74,166,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	1,541,888	140,857	2,973,646
Consultant stock-based compensation expense	38,016	75,405	523,957
Fair value adjustment of common stock warrants	18,558,182	5,388,641	24,452,896
Amortization of intangible assets	115,125	113,875	512,583
Depreciation of fixed assets	58,182	55,026	481,363
In-process research and development	-	-	240,625
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	94,824	75,933	(91,636)
Intangible assets	-	-	(150,000)
Deposits	(2,000)	(2,700)	(104,907)
Accounts payable	507,303	191,699	1,144,624
Accrued liabilities	(112,498)	(816,996)	336,586
Deferred rent	24,356	1,081	26,924
Net cash used in operating activities	(12,536,707)	(9,351,529)	(43,680,256)
Cash flows from investing activities:
Purchase of fixed assets	(29,989)	(14,400)	(527,095)
Cash acquired in 2009 Merger	-	581,395	581,391
Increase in restricted cash	(114,282)	-	(114,282)
Net cash provided by (used in) investing activities	(144,271)	566,995	(59,986)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	7,495,116	39,941,278
Proceeds from the sale of common stock under an equity line	6,747,778	2,399,976	11,647,729
Proceeds from the exercise of common stock warrants	2,300,838	56,018	9,285,357
Proceeds from the exercise of common stock options	8,828	50,060	81,549
Fundraising costs	(8,182)	(1,430,488)	(4,183,362)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(3,572)	(3,022)	(16,219)
Net cash provided by financing activities	9,045,690	8,567,660	57,066,332
Foreign currency translation gain (loss)	7,459	-	(395)
Net increase (decrease) in cash and cash equivalents	(3,627,829)	(216,874)	13,325,695
Cash and cash equivalents, beginning of period	16,953,524	3,701,787	-
Cash and cash equivalents, end of period	$13,325,695	$3,484,913	$13,325,695
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$-	$1,916,011	$16,310,414
Common stock and warrants issued in connection with reverse merger	$-	$4,417,046	$4,417,046
Common stock issued as fee for equity line	$352,500	$363,331	$827,637
Fair value of warrant liability reclassified to equity upon exercise	$1,485,643	$-	$1,485,643
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
Amortization of direct offering costs	$-	$-	$156,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Raptor Pharmaceuticals Europe B.V. (Netherlands)

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include DR Cysteamine for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease.  Raptor also has ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency, a clinical stage product candidate for which it has out-licensed to a Taiwanese firm and continues to seek additional Asian out-licenses or to form a development partnership franchise in Asia where ALDH2 deficiency is prevalent.  The Company is also developing tezampanel in a planned Phase 1 study for the potential treatment of thrombotic disorder.

Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins.  Raptor’s preclinical programs target cancer, neurodegenerative disorders and infectious diseases. The HepTide™ program is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and other liver diseases. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and is currently, in collaboration with Roche, undergoing preclinical evaluation for their ability to enhance the transport of therapeutics across the blood-brain barrier. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled “Risk Factors that may Affect Future Results” included elsewhere in this Quarterly Report on Form 10-Q.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., and Raptor Therapeutics Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), and August 1, 2007, respectively, and Raptor Pharmaceuticals Europe B.V. incorporated in the Netherlands on December 15, 2009. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through May 31, 2011, the Company had accumulated losses of approximately $74.2 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents as of June 30, 2011 of approximately $15.7 million will be sufficient to meet the Company’s obligations into January 2012.  The Company plans to raise equity funds by end of the third calendar quarter of 2011 and continues to review strategic partnerships and collaborations as a potential means to fund its preclinical and clinical programs beyond January 2012. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. The Company cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.                                                                                                                                         -7-

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

(c) Functional Currency

The Company’s consolidated functional currency is the U.S. dollar.  Raptor Pharmaceuticals Europe B.V., (the “BV”), the Company’s European subsidiary, records its functional currency as the European Euro.  At quarter-end the BV’s balance sheet is translated into U.S. dollars based upon the quarter-end exchange rate, while its statement of operations is translated into U.S. dollars based upon an average of the Euro’s value between the beginning and end date of the reporting period.  The BV’s equity is adjusted for any translation gain or loss.

(d)  Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed consolidated financial statements.  The warrant liability is carried at fair value which is determined using the Black-Scholes option valuation model at the end of each reporting period.

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

	For the three months ended May 31,
	2011			2010
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(2,938,749)	$(17,326,265)	$(20,265,014)	$(1,873,835)	$(5,581,512)	$(7,455,347)
Total assets	3,588,228	16,885,605	20,473,833	2,689,609	8,167,950	10,857,559

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended May 31,
	2011			2010
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(5,895,442)	$(27,464,643)	$(33,360,085)	$(3,902,752)	$(10,671,598)	$(14,574,350)
Total assets	3,588,228	16,885,605	20,473,833	2,689,609	8,167,950	10,857,559

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

(k) Common Stock Warrant Liabilities

The warrants issued by the Company in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company.  This provision requires these warrants to be classified as liabilities and to be marked to market at each period-end commencing on August 31, 2010. The warrants issued by the Company in its December 2009 equity

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period-end.  The common stock warrants are re-measured at the end of every reporting period with the change in value reported in the Company’s condensed consolidated statements of operations.  Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise and such value is recorded as adjustment to fair value of common stock warrants with an offset to additional paid in capital.

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

(m) Research and Development

The Company is a development stage biotechnology company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.  Research and development expenses are offset by contra-expenses which are reimbursements of research and development expenses received either from research collaborators or from government grants or tax rebates.

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

	May 31,
	2011	2010
Warrants to purchase common stock	9,425,017	5,543,738
Options to purchase common stock	3,589,940	1,390,353
Total potentially dilutive securities	13,014,957	6,934,091

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on March 1, 2012 and is currently assessing the impact on its condensed consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on September 1, 2012.  Because ASU 2011-05 impacts presentation only, it will have no effect on the Company's condensed consolidated financial statements or on its financial condition.

(3) INTANGIBLE ASSETS AND GOODWILL

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company has recorded $150,000 of intangible assets on the condensed consolidated balance sheets as of May 31, 2011 and August 31, 2010 based on the estimated fair value of its agreement with BioMarin.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2007, the Company acquired the intellectual property and other rights to develop DR Cysteamine to treat various clinical indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company (“Encode”), which held the intellectual property license with UCSD. The intangible assets acquired in the merger with Encode were recorded at approximately $2.6 million, primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholders.

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 9 below.

Summary of intangibles acquired as discussed above:

Intangible asset (IP license) related to the Encode merger	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin	150,000
Intangible assets (out-license) related to the 2009 Merger	240,000
In-process research and development (IP license) related to the 2009 Merger	900,000
Total intangible assets	3,910,000
Less accumulated amortization	(512,583)
Intangible assets, net	$3,397,417

The intangible assets related to DR Cysteamine and NeuroTransTM are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the three and nine months ended May 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to May 31, 2011, the Company amortized $18,741, $58,182, $38,375, $113,875, and $512,583, respectively, of intangible assets to research and development expense.

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

Goodwill of $3,275,404 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed.  In October 2010, the Company reviewed the carrying value of goodwill for impairment as of its fiscal year ended August 31, 2010 and determined that there was no impairment.   For the three and nine months ended May 31, 2011, there were no indications of impairment of goodwill.  Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable.  There were no indications of impairment of intangible assets during the three and nine months ended May 31, 2011.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) FIXED ASSETS

Fixed assets consisted of:

Category	May 31, 2011	August 31, 2010	Estimated useful lives
Leasehold improvements	$124,763	$119,773	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	277,303	277,303	5 years
Computer hardware and software	119,841	94,842	3 years
Capital lease equipment	14,006	14,006	Shorter of life of asset or lease term
Total at cost	539,101	509,112
Less: accumulated depreciation	(474,045)	(415,863)
Total fixed assets, net	$65,056	$93,249

Depreciation expense for the three and nine months ended May 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to May 31, 2011 was $18,742, $58,182, $19,041, $55,026 and $481,363, respectively. Accumulated depreciation on capital lease equipment was $11,492 and $3,951 as of May 31, 2011, and August 31, 2010, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at May 31, 2011 and August 31, 2010 are summarized as follows:
Assets	Level 1	Level 2	Level 3	May 31, 2011
Fair value of cash equivalents	$11,388,325	$ —	$ —	$11,388,325
Restricted cash	—	114,282	—	114,282
Total	$11,388,325	$ 114,282	$ —	$11,502,607

Liabilities
Fair value of common stock warrants	$ —	$ —	$32,852,755	$32,852,755
Total	$ —	$ —	$32,852,755	$32,852,755

Assets	Level 1	Level 2	Level 3	August 31, 2010
Fair value of cash equivalents	$16,509,186	$ —	$ —	$16,509,186
Total	$16,509,186	$ —	$ —	$16,509,186

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities
Fair value of common stock warrants	$ —	$ —	$15,780,216	$15,780,216
Total	$ —	$ —	$15,780,216	$15,780,216

Cash equivalents represent the fair value of the Company’s investment in four and two money market accounts as of May 31, 2011, and August 31, 2010, respectively.

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

For the three and nine months ended May 31, 2011 and 2010, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded a losses of $14.6 million, $18.6 million, $4.3 million and $5.4 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statement of operations.  See Note 10 for further discussion on the calculation of the fair value of the warrant liability.

Warrant liability in millions
Fair value of December 2009 direct offering warrants (including broker warrants) at fiscal year ended August 31, 2010	$5.8
Adjustment to mark to market common stock warrants at quarter ended November 30, 2010	2.3
Adjustment to mark to market common stock warrants at quarter ended February 28, 2011	(1.0)
Adjustment to mark to market common stock warrants at quarter ended May 31, 2011	4.4
December 2009 direct offering common stock warrant liability at fair value on May 31, 2011	11.5
Fair value of August 2010 private placement warrants (including broker warrants) at fiscal year ended August 31, 2010	9.9
Adjustment to mark to market common stock warrants at quarter ended November 30, 2010	3.5
Adjustment to mark to market common stock warrants at quarter ended February 28, 2011	(0.8)
Adjustment to mark to market common stock warrants at quarter ended May 31, 2011	8.8
August 2010 private placement common stock warrant liability at fair value on May 31, 2011	21.4
Total warrant liability at May 31, 2011	$32.9

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	May 31, 2011	August 31, 2010
Clinical trial costs	$604,493	$280,918
Accrued vacation and employee benefits	117,935	79,077
Consulting - general and administrative	89,846	19,304
Salaries and wages	67,487	88,024
Patent costs	64,061	8,956
Clinical trial materials	28,151	50,000
Legal fees	26,135	182,890
Auditing and tax preparation fees	19,204	33,245
Clinical milestone payment due to UCSD	-	200,000
Accrued bonuses	-	184,021
Other	-	3,375
Total accrued liabilities	$1,017,312	$1,129,810

 RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) COMPREHENSIVE LOSS

The following table shows the computation of total comprehensive loss:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Net loss	$(20,265,014)	$(7,455,347)	$(33,360,085)	$(14,574,350)
Foreign currency translation adjustments	1,910	-	7,459	-
Total comprehensive loss	$(20,263,104)	$(7,455,347)	$(33,352,626)	$(14,574,350)

Other comprehensive loss includes gains (losses) on the translation of foreign currency denominated financial statements.  Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income in the stockholders’ equity section of the balance sheet.

 (8) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three and nine months ended May 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to May 31, 2011 was $362,327, $1,541,888, $87,852, $140,857 and $2,973,646, respectively, of which cumulatively $2,394,969 was included in general and administrative expense and $578,677 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

		Expected
	Risk-free	life of stock	Annual	Annual
Period*	Interest rate	option	volatility	turnover rate
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%	0%
Quarter ended November 30, 2006	5%	8 years	100%	10%
Quarter ended February 28, 2007	5%	8 years	100%	10%
Quarter ended May 31, 2007	5%	8 years	100%	10%
Quarter ended August 31, 2007	4%	8 years	100%	10%
Quarter ended November 30, 2007	3.75%	8 years	109%	10%
Quarter ended February 29, 2008	2%	8 years	119%	10%
Quarter ended May 31, 2008	2%	8 years	121%	10%
Quarter ended August 31, 2008	2.5%	8 years	128%	10%
Quarter ended November 30, 2008	1.5%	7 years	170%	10%
Quarter ended February 28, 2009	2.0%	7 years	220%	10%
Quarter ended May 31, 2009	2.6%	7 years	233%	10%
Quarter ended August 31, 2009	3.2%	7 years	240%	10%
Quarter ended November 30, 2009	3.0%	7 years	245%	10%
Quarter ended February 28, 2010	3.1%	7 years	55%	10%
Quarter ended May 31, 2010	3.1%	7 years	77%	2.5%
Quarter ended August 31, 2010	2.07%	6 years	85%	2.5%
Quarter ended November 30, 2010	1.64%	6 years	88%	2.5%
Quarter ended February 28, 2011	2.42%	6 years	90%	2.5%
Quarter ended May 31, 2011	2.38%	6 years	96%	2.5%
*	Dividend rate is 0% for all periods presented.
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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and nine months ended May 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to May 31, 2011 was $1,007, $38,016, $4,721, $75,405 and $523,957, respectively, of which cumulatively $147,295 was included in general and administrative expense and $376,662 was included in research and development expense.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended, and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00
Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87
Granted	1,750,680	$3.36	335,859	$0.15
Exercised	—	—	—	—
Canceled	(1,102)	$1,292.00	—	—
Outstanding at November 30, 2010	3,140,866	$7.73	1,424,005	$2.11
Granted	130,000	$3.54	10,000	$2.66
Exercised	(3,835)	$2.30	—	—
Canceled	(1,724)	$1,075.76	—	—
Outstanding at February 28, 2011	3,265,307	$7.01	1,537,971	$2.02
Granted	325,000	$3.33	—	$2.58
Exercised	-	—	—	—
Canceled	(367)	$614.72	—	—
Outstanding at May 31, 2011	3,589,940	$6.61	1,736,667	$2.08

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of May 31, 2011 and 2010 were $7,770,104, $4,090,703, $1,255,298 and $854,835, respectively.

There were 2,121,064 options available for grant as of May 31, 2011 under the 2010 Equity Incentive Plan (the “Plan”), which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. On April 7, 2011, the Company’s stockholders passed amendments to the Plan which allow for a replenishment of the grant pool based upon 5% of the Company’s common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum replenishment of 6,000,000 shares.  The April 7, 2011 replenishment added 1,629,516 shares available

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for grant under the Plan.  The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the Plan, as amended.  No further grants will be made under any previous or assumed stock option plans.  As of May 31, 2011, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	7.88	.85	18,212	0.85
$1.01 to $2.00	85,773	8.00	1.71	58,076	1.71
$2.01 to $3.00	1,590,356	7.21	2.56	1,003,513	2.56
$3.01 to $4.00	1,767,924	9.38	3.53	548,063	3.53
$4.01 to $5.00	62,104	7.52	4.58	59,989	4.58
$5.01 to $964.24	48,814	3.90	264.16	48,814	264.16
	3,589,940	8.40	6.61	1,736,667	10.44

At May 31, 2011, the total unrecognized compensation cost was approximately $4.2 million. The weighted-average period over which it is expected to be recognized is 3 years.

(9) ISSUANCE OF COMMON STOCK

As of May 31, 2011, there were 33,127,556 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three and nine months ended May 31, 2011, the Company received $1,743,882 and $2,300,838, respectively, from the exercise of warrants in exchange for the issuance of 712,238 and 933,858 shares, respectively, of the Company’s common stock, respectively.  During the cumulative period from September 8, 2005 (inception) through May 31, 2011, the Company received approximately $9.2 million from the exercise of warrants in exchange for the issuance of an aggregate of 4,675,616 shares.

During the three and nine months ended May 31, 2011, the Company received zero and $8,828, respectively, from the exercise of stock options in exchange for the issuance of zero and 3,835 shares, respectively, of the Company’s common stock.   For the cumulative period from September 8, 2005 (inception) through May 31, 2011, the Company received $81,549 from the exercise of stock options resulting in the issuance of 45,096 shares of common stock.

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

There were a number of factors on which RPC’s board of directors relied in approving the 2009 Merger.  The primary reason for RPC’s board of directors’ decision to merge with TorreyPines was the benefit anticipated from the additional liquidity expected from having a NASDAQ trading market on which the combined company’s common stock could be listed, in addition to having access to an expanded pipeline of product candidates across a wider spectrum of diseases and markets.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of common stock outstanding as of May 31, 2011:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. – Nov. 2007	1,513,359
Stock option exercises	Mar. 2007	3,380
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – June 2010	160,272
Encode merger DR Cysteamine asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
PIPE — initial tranche	May 2008	1,030,405
PIPE — second tranche	May 2008	69,937
PIPE — third tranche	June 2008	3,562,126
Warrant exercises from warrant exchange	June/July 2009	2,031,670
PIPE	August 2009	1,738,226
Warrant exercises	Sept. 2009 – May 2011	1,130,594
Shares issued in connection with reverse merger	September 2009	940,863
Stock option exercises	October 2009 – Feb. 2011	41,716
Registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 – Feb. 2011	4,500,000
2010 private placement	August 2010	4,897,614
Total shares of common stock outstanding		33,127,556

(10) WARRANTS

The table reflects the number common stock warrants outstanding as of May 31, 2011:

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	453,578	$2.36		5/21/2013
Issued to PIPE investors in August 2009	635,990	$3.22		8/21/2011
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in Dec. 2009	1,025,000	$2.45		6/22/2011
Issued to registered direct investors in Dec. 2009	1,868,750	$2.45		12/23/2014
Issued to placement agent in Dec. 2009	74,951	$2.50		12/23/2014
Issued to private placement investors in Aug. 2010	4,897,614	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015
Total warrants outstanding	9,425,017	$2.89	*
*	Average exercise price

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at May 31, 2011 and August 31, 2010:

	December 2009 equity financing						August 2010 private placement
	Series A		Series B		Placement agent		Investors and placement agent
	At May 31, 2011	At August 31, 2010	At May 31, 2011	At August 31, 2010	At May 31, 2011	At August 31, 2010	At May 31, 2011	At August 31, 2010
Fair value ($ millions)	8.0	3.7	3.2	2.0	0.3	0.1	21.4	9.9
Black-Scholes inputs:
Stock price	$5.54	$2.98	$5.54	$2.98	$5.54	$2.98	$5.54	$2.98
Exercise price	$2.45	$2.45	$2.45	$2.45	$2.50	$2.50	$3.075	$3.075
Risk free interest rate	1.11%	1.36%	0.04%	0.24%	1.11%	1.36%	1.57%	1.74%
Volatility	95.6%	85.1%	95.6%	85.1%	95.6%	85.1%	95.6%	85.1%
Expected term (years)	3.50	4.25	0.06	0.75	3.50	4.25	4.25	5.0
Dividend	0	0	0	0	0	0	0	0

For the three and nine months ended May 31, 2011 and 2010, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of approximately $14.6 million, $18.6 million, $4.3 million and $5.4 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statements of operations.  See Note 5 for further discussion on the marking-to-market of the warrant liability.

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

During the three and nine months ended May 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to May 31, 2011, the Company’s rent expense was $53,901, $154,417, $38,811, $106,955 and $673,348, respectively.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
June 1, 2011 to August 31, 2011	$48,406
Fiscal year ending August 31, 2012	196,043
Fiscal year ending August 31, 2013	116,335

CAPITAL LEASE

In September 2008, the Company leased a photocopier, which is subject to a 39-month lease at $469 per month. The future lease payments under the capital lease are as follows:

Period	Amount
June 1, 2011 to August 31, 2011	$1,406
September 1, 2011 to December 31, 2011	1,875
Total future capital lease payments	3,281
Less interest	(175)
Total current and long-term capital lease liability	$3,106

Interest rate on the capital lease is 17% based on the lessor’s implicit rate of return.

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three and nine months ended May 31, 2011, the Company maintained several contracts with research and clinical organizations and clinical sites, consultants to research drug pricing in the E.U., develop research assays, and to assist with clinical research for Raptor’s cystinosis program.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future commitments pursuant to research agreements are as follows:

Period	Amount
June 1, 2011 to August 31, 2011	$1,391,201
Fiscal year ending August 31, 2012	1,156,370
Fiscal year ending August 31, 2013	289,588

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three and nine months ended May 31, 2011, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis and Huntington’s Disease trials. The future commitments pursuant to this agreement are as follows:

Period	Amount
June 1, 2011 to August 31, 2011	$22,000
Fiscal year ending August 31, 2012	326,000
Fiscal year ending August 31, 2013	32,000

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

Period	Amount
June 1, 2011 to August 31, 2011	$1,045,957
Fiscal year ending August 31, 2012	2,792,876
Fiscal year ending August 31, 2013	444,773

(12)  QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

In October 2010, the Company was awarded a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and its HepTideTM and WntTideTM preclinical cancer research programs.  The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of May 31, 2011, it had received approximately $874,000.  The Company recorded the $194,000 and $680,000 of proceeds as a contra-research and development expense in its preclinical and clinical development division, respectively, during the first two quarters of fiscal 2011.  The Company records the contra-expense upon deposit of the grant proceeds.  The balance of the award of approximately $198,000 is expected to be received by the Company in September 2012, pursuant to the government program funding guidelines.

(13) SUBSEQUENT EVENTS

From June 1 through June 22, 2011 (the expiration date of the Series B Warrants), the Company issued 150,000 shares of the Company’s common stock pursuant to the exercise of Series A Warrants for $367,500 in gross proceeds to the Company and 1,025,000 shares of the Company’s common stock pursuant to the exercise of the Series B Warrants for $2,511,250 in gross proceeds to the Company; such Series A and Series B Warrants were issued in connection with the Company’s registered direct offering completed in December 2009 discussed in Note 9.  The Company also issued 74,951 shares of the Company’s common stock pursuant to the exercise of Placement Agent Warrants issued to the Placement Agent in the December 2009 registered direct offering for $187,378 in gross proceeds to the Company.  Total aggregate proceeds from warrant exercises related to the December 2009 registered direct offering from June 1 through June 22, 2011 was approximately $3.1 million.

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

In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors that may Affect Future Results” in Part II, Item 1A of this Quarterly Report on Form 10-Q and including, but not limited to, the following:

•	our need for, and our ability to obtain, additional funds;

•	uncertainties relating to clinical trials and regulatory reviews;

•	our dependence on a limited number of therapeutic compounds and formulations of these compounds;

•	the early stage of the products we are developing;

•	the acceptance of any of our future products by physicians and patients;

•	competition and dependence on collaborative partners;

•	loss of key management or scientific personnel;

•	our ability to obtain adequate intellectual property protection and to enforce these rights;

•	our ability to avoid infringement of the intellectual property rights of others; and

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of May 31, 2011, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., or Raptor Discoveries, Raptor Therapeutics Inc., or Raptor Therapeutics, and Raptor Pharmaceuticals Europe B.V. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors that may Affect Future Results”.

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

Future Activities

Over the next 12 months, we plan to conduct research and development activities based upon our DR Cysteamine clinical and pre-commercial programs, our tezampanel anti-thrombotic program and continued development of our preclinical product candidates. We also plan to seek additional Asian business development partners for our Convivia™ product candidate. We may also develop future in-licensed technologies and acquired technologies.

A brief summary of our primary objectives in the next 12 months for our research and development activities is provided below.  We will need to raise additional funds to pursue our primary objectives during the next 12 months.  There can be no assurances that our research and development activities will be successful or that we will obtain additional funding.  In addition, if we do not raise additional funds, we may not be able to continue as a going concern. .  If we cannot raise sufficient additional funds, programs and activities may have to be delayed , deferred, or otherwise managed at low levels of expenditures.

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

On June 28, 2010, we commenced our Phase 3 clinical trial, designed as a multi-center, randomized, crossover, outpatient study of the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of every 12-hour DR Cysteamine compared to immediate-release, every 6-hour cysteamine bitartrate in cystinosis patients.  The design of our Phase 3 clinical trial is a result of discussions with the FDA under a Special Protocol Assessment, or SPA, process by which the FDA provided significant guidance on trial protocol design, clinical endpoints, and statistical analyses. The SPA process resulted in concurrence on trial design but due to time constraints, we started the Phase 3 study without a formal SPA agreement in place. The primary endpoint of our study is the steady-state white blood cell, or WBC, cystine levels of patients taking DR Cysteamine compared to immediate-release cysteamine bitartrate. Secondary endpoints are the safety and tolerability of DR Cysteamine and the comparability of steady-state PK of DR Cysteamine and immediate-release cysteamine bitartrate in cystinosis patients.  The Phase 3 trial was conducted at nine sites in North America and Europe.

As of June 3, 2011, we completed our Phase 3 clinical trial with a total of 41 patients, of which 40 patients voluntarily enrolled in an extension study in which patients continue on our DR Cysteamine treatment for up to two years.   We anticipate that our top-line Phase 3 clinical trial data will be available by the end of July 2011 and we are in the pre-commercial planning stage in anticipation of potential positive trial outcomes and potential drug approval in 2012.  If DR Cysteamine is approved by the FDA and EMA, we are currently planning to commercialize DR Cysteamine in the U.S. and E.U. by ourselves.  However, we may enter into marketing partnerships for certain markets outside of the U.S. and E.U.

Development of DR Cysteamine for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH

In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of DR Cysteamine for the treatment of NASH in juvenile patients.   In May 2010, we presented positive Phase 2a clinical trial results from our pilot study of delayed-release cysteamine bitartrate in 11 adolescent patients with NASH, a progressive form of liver disease believed to affect 5% to 11% of the U.S. population. The results were presented at the Digestive Disease Week 2010 conference in New Orleans, Louisiana on May 2, 2010.   Our open-label Phase 2a clinical trial was conducted under a collaboration agreement with UCSD at UCSD's General Clinical Research Center. Eligible patients with baseline levels of the liver enzymes alanine transaminase, or ALT, and aspartate aminotransferase, or AST, that were at least twice that of normal levels, were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of delayed-release cysteamine bitartrate (a prototype of our DR Cysteamine) for six months, followed by a six-month post-treatment monitoring period.Patients showed a marked decline in ALT levels during the treatment period, with 7 of 11 patients achieving a greater than 50% reduction and 6 of 11 reduced to within normal range. AST levels also saw significant improvements with patients averaging 41% reduction by the end of the treatment phase.  The reduction in liver enzymes was largely sustained during the 6 month post-treatment monitoring phase. Other important liver function markers showed positive trends.  Levels of cytokeratin 18, a potential marker of disease activity in Non-alcoholic Fatty Liver Disease, or NAFLD, decreased by an average of 45%.  Adiponectin levels increased by an average of 35% during the treatment period.  Reduced adiponectin levels are thought to be a marker of the pathogenesis and progression of NASH.  Body Mass Index, or BMI, did not change significantly during both the treatment and post-treatment phases.  Delayed-release cysteamine bitartrate demonstrated a strong, favorable safety profile, with mean gastrointestinal symptom scores of 1.1 at baseline and 0.7 after 6 months of treatment using a rating system in which the maximum score of 14 indicates most severe gastrointestinal symptoms.

There are no currently approved drug therapies for NASH, and patients are advised to make lifestyle changes such as diet, exercise and weight reduction to manage the disease. DR Cysteamine may provide a potential treatment option for patients with NASH.

Although NASH is most common in insulin-resistant obese adults with diabetes and abnormal serum lipid profiles, its prevalence is increasing among juveniles as obesity rates rise within this patient population. Although most patients are asymptomatic and feel healthy, NASH causes decreased liver function and can lead to cirrhosis, liver failure and end-stage liver disease.

We are currently working with our clinical trial material manufacturer to provide an enteric coated compressed tablet formulation of DR Cysteamine for our next potential clinical trial in NASH and are preparing an IND submission in 2011 in anticipation of such clinical trial.  Although it is our intention to continue the clinical development of DR Cysteamine in NASH, we are currently not funded for, and therefore do not have a timetable for, the initiation of a Phase 2b clinical trial. We are in early stages of discussions to co-develop or partner the clinical development of DR Cysteamine in NASH.

Development of DR Cysteamine for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French governmental institution, CHU d’ Angers, on a Phase 2 clinical trial investigating DR Cysteamine in HD patients, which began in October 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France are being set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto DR Cysteamine and all non-placebo patients continuing on DR Cysteamine for up to another 18 months.  The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS.  We were granted Orphan Drug Designation in the U.S. by the FDA for cysteamine as a potential treatment for HD in 2008 and are in the process of applying for Orphan Drug Designation in the E.U.

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

Other Clinical-Stage Product Candidates

Convivia™ for Liver Aldehyde Dehydrogenase, or ALDH2, Deficiency

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

A particularly potent inhibitor of the AMPA receptor is tezampanel, a molecule developed by Eli Lilly and licensed to us. Tezampanel has been shown to inhibit human platelet activation, subsequent human platelet aggregation, and thrombosis in a preclinical model. The inventors of this novel technology are Dr. Charles Lowenstein and Dr. Craig Morrell, both are currently at the University of Rochester in New York. A patent addressing the use of glutamate receptor antagonists as anti-platelet agents was assigned to Johns Hopkins University and exclusively licensed to us.

Tezampanel has been tested in Phase I clinical trials. The drug candidate has been demonstrated to be safe over a wide range of doses, without any serious adverse events and without any major abnormal laboratory tests. Human pharmacokinetics of tezampanel, are well characterized.  In collaboration with Dr. Lowenstein and Dr. Morrell, we are preparing for a Phase I clinical trial in healthy volunteers, subject to regulatory reviews and approval, currently anticipated to commence by the end of 2011, to determine the initial indications of pharmacological activity of tezampanel in blocking platelet activation and aggregation.

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

HCC is caused by the malignant transformation of hepatocytes, epithelial cells lining the vascular sinusoids of the liver, or their progenitors. HepTide™ has been shown to bind to lipoprotein receptor-related protein, or LRP1, receptors on hepatocytes. We believe that the pharmacokinetics and systemic toxicity of a number of potent anti-tumor agents may be controlled in this way.

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

In June 2009, we entered into a collaboration and licensing agreement with F. Hoffman — La Roche Ltd. and Hoffman—La Roche Inc., or Roche, to evaluate therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™. Under the terms of the agreement, Roche has funded studies of select molecules attached to NeuroTrans™. The agreement provides Roche with an exclusive worldwide license to NeuroTrans™ for use in the delivery of diagnostic and therapeutic molecules across the blood-brain barrier. Roche’s and our scientists are actively collaborating on the project. We have received an initial upfront payment for the collaboration to cover our portion of the initial studies, and may earn development milestone payments (which get passed through to BioMarin) and royalties in exchange for the licensing of NeuroTrans™ to Roche.

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

Other Development Areas

Securing Additional and Complementary Technology Licenses from Others

We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential targeting molecules, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets, and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand such drugs’ clinical indications through additional clinical trials. We may obtain these products through collaborations, joint ventures or through merger and/or acquisitions with other biotechnology/pharmaceutical companies.

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

Fair Value of Financial Instruments

The carrying amounts of certain of our  financial instruments including cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our condensed consolidated financial statements.  The warrant liability is carried at fair value which is determined using the Black-Scholes option valuation model at the end of each reporting period.

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

Common Stock Warrant Liabilities

The warrants issued in our 2010 private placement, or 2010 Private Placement, contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving our Company.  This provision requires these warrants to be classified as liabilities and will be marked to market at each period end commencing on August 31, 2010.  The warrants we issued in our December 2009 direct offering, or the Direct Offering, contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants issued in the Direct Offering as liabilities and will mark them to fair value at each period end.  The warrants to purchase our common stock are re-measured at the end of every reporting period with the change in value reported in our condensed consolidated statements of operations. Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise and such value is recorded as adjustment to fair value of common stock warrants with an offset to additional paid in capital.

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

Research and Development

We are an early development stage company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses. Research and development expenses are offset by contra-expenses which are reimbursements of research and development expenses received either from research collaborators or from government grants or tax rebates.

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

Stock-Based Compensation

In February 2010, our Board of Directors approved, and in March 2010 our stockholders approved, our 2010 Equity Incentive Plan, or the 2010 Plan, to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan.  Our board of directors has determined not to make any new grants under any of our former plans, but rather under the 2010 Plan.  The 2010 Plan’s term is ten years and allows for the granting of options to employees, directors and consultants.  On April 7, 2011, our stockholders passed amendments to the 2010 Plan which allow for a replenishment of the grant pool based upon 5% of our common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum replenishment of 6,000,000 shares.  The April 7, 2011 replenishment added 1,629,516 shares available for grant under the 2010 Plan.  The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the 2010 Plan, as amended.

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

For the three months ended May 31, 2011, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 2.38%; 6 year expected life; 96% volatility; 2.5% turnover rate; and 0% dividend rate.

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

Results of Operations

Three months ended May 31, 2011 and 2010

General and Administrative Expenses

General and administrative expenses include finance, executive and pre-commercial compensation and benefits, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative and pre-commercial consulting and allocated human resources and facilities costs.  General and administrative expenses for the three months ended May 31, 2011 increased by approximately $814,000 compared to the same period of the prior fiscal year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Consulting in Q3 2011 related to commercial planning for potential launch of DR Cysteamine for cystinosis and business development consulting	310
Amortization of new stock option grants in Q1 2011 to employees and directors (non-cash)	221
Decrease in executive costs allocated to R&D due to lower Q3 2011 executive costs versus Q3 2010	166
Increase in Delaware franchise taxes due to higher book value per share tax basis	123
Patent fees in Q3 2011 higher due to the increase in size of patent portfolio in clinical compared to Q3 2010 partially offset by decreased preclinical patent activity	56
Q3 2011 401(K) match not given in Q3 2010	44
Recruiting fee for VP, Quality Operations	35
Office expenses due to new employees commencing July 2010	31
Increase in travel in Q3 2011 due to attendance at more conferences and the additional travel of new VP, Commercial Operations	31
Tax preparation services incurred earlier than in FY 2010 and increase in audit fees	30
Increase in human resources costs allocated to R&D due to increase in R&D headcount	(82)
Decrease in bonuses due to March 2010 bonuses not repeated in Q3 2011	(107)
Decrease in legal costs due to S-1 preparation in Q3 2010 not repeated in Q3 2011	(128)
Other various, net	84
General and Administrative variance three months ended May 31, 2011 vs. May 31, 2010	814

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses. Research and development expenses are offset by contra-expenses which are reimbursements of research and development expenses received either from research collaborators or from government grants or tax rebates.

Research and development expenses for the three months ended May 31, 2011 increased by approximately $1.7 million over the same period of the prior year primarily due to:

Reason for Variance	Variance in $ Thousands
DR Cysteamine Phase 3 and extension trial clinical study costs - trial commenced in June 2010	1,850
Reduction of R&D consulting due to the hiring of a clinical operations director in March 2010 and regulatory senior manager in July 2010	(164)
Decrease in executive costs allocated to R&D due to lower Q3 2011 executive costs versus Q3 2010	(166)
Other various, net	205
Research and Development variance three months ended May 31, 2011 vs. May 31, 2010	1,725

Research and development expenses include the following: (in $ millions)

		Cumulative	Three months ended May 31,
Major Program (stage of development)	Estimated next 12 months	through May 31, 2011	2011	2010
DR Cysteamine – All Indications (clinical)	11.1	18.8	3.0	1.3
ConviviaTM (clinical)	(0.1)	2.3	-	-
HepTideTM (preclinical)	0.1	1.5	-	-
NeuroTransTM (preclinical)	-	0.4	-	0.1
WntTideTM (preclinical)	0.3	0.3	-	-
Minor or Inactive Programs	0.2	1.0	-	-
R & D Personnel and Other Costs Not Allocated to Programs	4.6	10.2	0.9	0.8
Total Research & Development Expenses	16.2	34.5	3.9	2.2

 Major Program expenses recorded as general and administrative expenses: (in $ millions)

		Cumulative	Three months ended May 31,
Major Program (stage of development)	Estimated next 12 months	through May 31, 2011	2011	2010
DR Cysteamine – All Indications (clinical)	4.65	0.93	0.43	0.03
ConviviaTM (clinical)	0.05	0.26	0.02	0.02
HepTideTM (preclinical)	0.05	0.34	0.00	0.01
NeuroTransTM (preclinical)	0.05	0.22	0.00	0.02
WntTideTM (preclinical)	0.06	0.17	0.01	0.02

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of DR Cysteamine for the potential treatment of cystinosis ($302,000, $364,000 and $4.5 million for the three months ended May 31, 2011, the cumulative period from inception to May 31, 2011 and estimated for the next 12 months).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans for and beyond the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See the section titled “Risk Factors that may Affect Future Results” of this Quarterly Report on Form 10-Q for further discussion about the risks and uncertainties pertaining to drug development.

Current Status of Major Programs

Please refer to the subsection titled, “Future Activities” under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, DR Cysteamine is being developed in cystinosis, NASH and HD. In November 2009, we released data from our Phase 2b clinical trial and in June 2010, we completed our Phase 3 clinical trial to study DR Cysteamine in cystinosis patients. We anticipate release of the top-line Phase 3 data by the end of July 2011 and we are in the pre-commercial planning stage in anticipation of potential positive trial outcomes and potential drug approval in 2012.  In May 2010, we presented the data from our NASH Phase 2a clinical trial and are reformulating the drug product candidate for a potential Phase 2b trial in 2011. In October 2010, our collaborator commenced a Phase 2 clinical trial of DR Cysteamine in HD patients.  By the end of 2011, we anticipate that our collaborator at Rochester University will commence a Phase 1 clinical trial of tezampanel for the potential treatment of thrombotic disorder.

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

Interest Income

 Interest income for the three months ended May 31, 2011 and 2010 were nominal.

Interest Expense

Interest expense for the three months ended May 31, 2011 and 2010 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(14.6) million in Q3 2011 versus a loss of approximately $(4.3) million in Q3 2010, an increase in loss of approximately $10.3 million, due to the increase in stock price of our common stock during the three months ended May 31, 2011 versus the three months ended May 31, 2010.   These losses are non-cash.

Nine months ended May 31, 2011 and 2010

General and Administrative Expenses

General and administrative expenses include finance, executive and pre-commercial compensation and benefits, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative and pre-commercial consulting and allocated human resources and facilities costs.  General and administrative expenses for the nine months ended May 31, 2011 increased by approximately $1.76 million compared to the same period of the prior fiscal year. The increase was primarily due to:

Reason for Variance	Variance in $ Thousands
Amortization of new stock option grants in Q1 2011 to employees and directors (non-cash)	1,101
Consulting in YTD 2011 related to commercial planning for potential launch of DR Cysteamine for cystinosis and business development consulting	476
Salary increases awarded in March and October 2010	163
Increase in Delaware Franchise taxes due to higher book value per share tax basis	110
401(K) match for YTD 2011, not given in YTD 2010	96
Decrease in executive costs allocated to R&D due to lower YTD 2011 executive costs versus YTD 2010	59
Decrease in legal fees due to merger costs in FYE 2010 not repeated in FYE 2011	(81)
Proxy printing and mailing for TorreyPines merger incurred in FYE 2010 not repeated in FYE 2011	(88)
Increase in facilities costs allocated to R&D due to increase in R&D headcount	(95)
Decrease in bonuses	(107)
Increase in human resources costs allocated to R&D due to increase in R&D headcount	(142)
Other various, net	264
General and Administrative variance nine months ended May 31, 2011 vs. May 31, 2010	1,756

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.  Research and development expenses for the nine months ended May 31, 2011 increased by approximately $4.0 million over the same period of the prior year primarily due to:

Reason for Variance	Variance in $ Thousands
YTD 2011 DR Cysteamine Phase 3 and extension trial clinical study costs - trial commenced in June 2010	4,903
New stock option grants in Q1 2011 to employees, some with 25% vesting upon grant (non-cash)	300
Salary increases awarded in March and October 2010	194
Increase in human resources costs allocated to R&D due to increased R&D headcount	142
Reduction of R&D consulting due to the hiring of a clinical operations director in March 2010 and regulatory senior manager in July 2010	(665)
Tax grant for two preclinical and three clinical programs received in YTD 2011	(895)
Other various, net	15
Research and Development variance nine months ended May 31, 2011 vs. May 31, 2010	3,994

Research and development expenses include the following: (in $ millions)

	Nine months ended May31,
Major Program (stage of development)	2011	2010
DR Cysteamine – All Indications (clinical)	7.6	4.0
ConviviaTM (clinical)	0.1	0.2
HepTideTM (preclinical)	(0.1)	0.1
NeuroTransTM (preclinical)	-	-
WntTideTM (preclinical)	-	0.1
Minor or Inactive Programs	0.2	0.1
R & D Personnel and Other Costs Not Allocated to Programs	2.5	1.8
Total Research & Development Expenses	10.3	6.3

 Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Nine months ended May 31,
Major Program (stage of development)	2011	2010
DR Cysteamine – All Indications (clinical)	0.59	0.08
ConviviaTM (clinical)	0.10	0.05
HepTideTM (preclinical)	0.03	0.17
NeuroTransTM (preclinical)	0.02	0.04
WntTideTM (preclinical)	0.04	0.07

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of DR Cysteamine for the potential treatment of cystinosis (approximately $364,000 for the nine months ended May 31, 2011).

Interest Income

 Interest income for the nine months ended May 31, 2011 and 2010 were nominal.

Interest Expense

Interest expense for the nine months ended May 31, 2011 and 2010 were nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain for the nine months ended May 31, 2011 and 2010 were nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(18.6) million for the nine months ended May 31, 2011 compared to a loss of approximately $(5.4) million for the nine months ended May 31, 2010, an increase in loss of approximately $13.2 million resulting from a larger increase in stock price of our common stock during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010.  These losses are non-cash.

Liquidity and Capital Resources

Capital Resource Requirements

As of May 31, 2011, we had approximately $13.3 million in cash and cash equivalents, approximately $35.0 million in current liabilities (of which $32.9 million represented the non-cash common stock warrant liability) and approximately ($21.4) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $2.0 million.

We believe our cash and cash equivalents as of June 30, 2011 of approximately $15.7 million will be sufficient to meet our obligations into January 2012. We plan to raise equity funds by the end of third calendar quarter of 2011 and continue to review strategic partnerships and collaborations as a potential means to fund our preclinical and clinical programs beyond January 2012. If we are unable to obtain such additional capital when needed, we will be forced to scale down our expenditures.

Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010 with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern beyond January 2012. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

In August 2009, Raptor Pharmaceuticals Corp. entered into a Securities Purchase Agreement with four investors for the private placement of units at a purchase price of $1.37 per unit. Each unit was comprised of one share of our common stock, par value $0.001 per share, and one warrant to purchase one half of one share of our common stock. At the closing, Raptor Pharmaceuticals Corp. sold an aggregate of 1,738,226 units to the investors, comprised of an aggregate of 1,738,226 shares of our common stock and warrants to purchase up to in the aggregate, 869,113 shares of our common stock, for aggregate gross proceeds of $2,386,000. The investor warrants, exercisable for two years from the closing, had an exercise price of $2.57 per share during the first year and $3.22 per share during the second year, depending on when such investor warrants were exercised, if at all.   As of June 30, 2011, warrants to purchase 233,124 shares were exercised for aggregate gross proceeds of $599,129.  The balance of warrants to purchase 635,990 shares of our common stock remain outstanding as of June 30, 2011.

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014.  The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock.  As of June 30, 2011, Series A Warrants to purchase 155,029 shares of our common stock were exercised for aggregate gross proceeds of $379,821.  As of June 22, 2011, the Series B Warrants expired and 100% of the Series B Warrants were exercised prior to expiration, generating aggregate gross proceeds of approximately $4.6 million in exchange for the issuance of 1,873,779 shares of our common stock.  In addition, in June 2011, placement agent warrants were exercised for gross proceeds of $187,378 in exchange for the issuance of 74,951 shares of our common stock.  As of June 30, 2011, there were Series A Warrants to purchase 1,718,750 shares of our common stock outstanding.

In April 2010, we entered into a $15 million equity line facility with LPC, which allowed us to sell shares of our common stock every two days if our selling price to the investor is over $1.50 per share.  Cumulatively, we have sold approximately 4.2 million shares under the equity line raising approximately $11.6 million, and have issued an aggregate of 4.5 million shares (including shares issued to LPC as commitment fees) to LPC under such equity line facility.  We do not plan to issue or register additional shares under such facility.

On August 9, 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. As the placement agent for the 2010 Private Placement, the Placement Agent was issued one warrant to purchase 97,952 shares of our common stock at an exercise price of $3.075 per share, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.  As of June 30, 2011, warrants to purchase 195,122 shares were exercised for aggregate gross proceeds of $600,000.  The balance of warrants to purchase 4,702,492 shares of our common stock remain outstanding as of June 30, 2011.

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

For the next 12 months we intend to expend a total of approximately $24.5 million to implement our operating plan of researching and developing our DR Cysteamine clinical and pre-commercial programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.  Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:	In millions
Research and development activities	$13.2
Research and development compensation and benefits	3.0
General and administrative and pre-commercial activities	5.9
General and administrative compensation and benefits	2.4
Capital expenditures	-
Total estimated spending for the next 12 months	$24.5

We will need to raise additional funds for our operating expenses and working capital requirements for the next 12 months.  If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, our financial condition and operating results may be adversely affected and we may have to scale back our operations.  We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take several years or more, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that for many years, we will not be able to generate internal positive cash flow from the sales of our drug product candidates sufficient to meet our operating and capital expenditure requirements.

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for DR Cysteamine and tezampanel, improve upon our RAP-based and in-licensed technology and continue business development efforts for ConviviaTM in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate, DR Cysteamine, clinical trials, clinical and medical advisors and consulting and collaboration fees.  We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $13.2 million.

Officer and Employee Compensation

We have seven executive officers, one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member.  We plan to hire additional personnel during the next 12 months to support our anticipated commercial launch efforts in 2012. We anticipate spending up to approximately $5.4 million in officer and employee compensation during the next 12 months, of which $3.0 million is allocated to research and development expenses and $2.4 million is allocated to general and administrative and pre-commercial expenses.

General and Administrative and Pre-Commercial

We anticipate spending approximately $5.9 million on general and administrative and pre-commercial costs in the next 12 months. These costs will consist primarily of preparing for commercial launch of DR Cysteamine for the treatment of cystinosis, legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative and commercial operations compensation.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We will adopt these standards on March 1, 2012 and are currently assessing the impact on our condensed consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. We will adopt these standards on September 1, 2012.  Because ASU 2011-05 impacts presentation only, it will have no effect on our condensed consolidated financial statements or on our financial condition.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose us to the type of risks per Item 305 of Regulation S-K.

 Item 4. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2011, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2011, are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended May 31, 2011, there have not been any significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 31, 2011, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2010 that was filed with the SEC on November 22, 2010, except as set forth below:

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of May 31, 2011 have been prepared assuming that we will continue as a going concern. As of May 31, 2011, we had an accumulated deficit of approximately $74.2 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2010, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents as of June 30, 2011 of approximately $15.7 million will be sufficient to meet our obligations into January 2012. We plan to raise equity funds by the end of the third calendar quarter of 2011 and continue to review strategic partnerships and collaborations as a potential means to fund our preclinical and clinical programs beyond January 2012. There can be no assurance that we will be successful in raising equity funds this year.  If we are unable to obtain such additional capital when needed, we will be forced to scale down our expenditures.

In addition, in the future, we may need to sell equity or debt securities to raise additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets.  If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, our financial condition and operating results may be adversely affected and we may have to scale back our operations.

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

In December 2009, we entered into a definitive securities purchase agreement or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors, collectively, the Direct Offering Investors, with respect to the offering of Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit for aggregate gross proceeds of approximately $7.5 million.  Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock.   The Series A Warrants are exercisable during the period beginning on June 20, 2010 and ending on December 22, 2014. The Series B Warrants are exercisable during the period beginning on June 20, 2010 and ending on June 20, 2011. The Investor Warrants have a per share exercise price of $2.45. In connection with this offering we paid a placement agent cash compensation equaled to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock, on the same terms as the investor warrants described above.  As of June 30, 2011, Series A Warrants to purchase 155,029 shares of our common stock were exercised for aggregate gross proceeds of $379,821.  As of June 22, 2011, the Series B Warrants expired and 100% of the Series B Warrants were exercised prior to expiration, generating aggregate gross proceeds of approximately $4.6 million in exchange for the issuance of 1,873,779 shares of our common stock.  In addition, in June 2011, placement agent warrants were exercised for gross proceeds of $187,378 in exchange for the issuance of 74,951 shares of our common stock.  As of June 30, 2011, there were Series A Warrants to purchase 1,718,750 shares of our common stock outstanding.

In August 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  The resale of all 9,893,180 shares which have been sold or upon exercise of the warrants may be sold by us to the 2010 Private Placement Investors and the Placement Agent has been registered on a Form S-1, which was initially declared effective by the SEC on August 31, 2010.  A post-effective amendment to the Form S-1 was filed on November 23, 2010 and was declared effective by the SEC on December 1, 2010. As of June 30, 2011, warrants to purchase 195,122 shares were exercised for aggregate gross proceeds of $600,000.  The balance of warrants to purchase 4,702,492 shares of our common stock remain outstanding as of June 30, 2011.

 Our Chief Executive Officer, our Chief Financial Officer and each of the members of our Board of Directors own, in the aggregate, 935,405 shares, or approximately 3% of our outstanding common stock as of June 30, 2011. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of June 30, 2011, there were (i) outstanding warrants to purchase 7,979,944 shares of our common stock at a weighted average exercise price of $2.96 per share issued in connection with the transactions described above and other equity issuances, (ii) outstanding options to purchase 3,435,466 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $3.03, (iii) options to purchase 154,446 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $86.42 and (iv) 2,121,064 shares of our common stock available for future stock option grants issued under our 2010 Raptor Pharmaceutical stock option plan.  The shares issuable under our stock option plans will be available for immediate resale in the public market.  The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

           In May 2011, we received $28,882 from Nicholas Barham in connection with the exercise of warrants at an exercise price of $2.36 per share issued to him as a placement agent in connection with our May / June 2008 private placement.  We issued 12,238 shares of our common stock to Mr. Barham for the exercise of his placement agent warrants.   We claim an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act because, among other things, the transactions did not involve a public offering, Mr. Barham was an accredited investor and he had access to information about Raptor and his investment.

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
10.1
2011 Plan Amendments to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 (File No. 333-173719), filed on April 25, 2011).

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
Date:  July 12, 2011

By: /s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 12, 2011

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
-62-
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
10.1
2011 Plan Amendments to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 (File No. 333-173719), filed on April 25, 2011).

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