Form 10-K
period 2011-08-31
Raptor Pharmaceutical Corp
filed 2011-11-14
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011 (the last business day of the registrant’s most recently completed second quarter) was $103.6 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 47,153,503 shares common stock, par value $0.001, outstanding as of October 31, 2011

The documents incorporated by reference are as follows:

None.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information of Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s proxy statement for the registrant’s 2012 Annual Meeting of Stockholders.

RAPTOR PHARMACEUTICAL CORP.

PART I
FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission, or the SEC, and in press releases and other public statements by our officers throughout the year, we make or will make statements that plan for or anticipate the future. These “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, include statements about our future business plans and strategies, as well as other statements that are not historical in nature. These forward-looking statements are based on our current expectations.

In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and including, but not limited to, the following:

•	our need for, and our ability to obtain, additional funds;

•	uncertainties relating to clinical trials and regulatory reviews;

•	our dependence on a limited number of therapeutic compounds and formulations of these compounds;

•	the early stage of the products we are developing;

•	our ability to successfully launch and commercialize our future products;

•	the acceptance of any of our future products by physicians and patients;

•	our ability to adequately supply drug product to meet demand for our future products;

•	competition and dependence on collaborative partners;

•	loss of key management or scientific personnel;

•	our ability to obtain adequate intellectual property protection and to enforce these rights;

•	our ability to avoid infringement of the intellectual property rights of others; and

•	the other factors and risks described under the section captioned “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as other factors not identified therein.

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

All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by US federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

ITEM 1:                      BUSINESS

You should read the following discussion in conjunction with our consolidated financial statements as of August 31, 2011, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This “Business” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors”.

Unless otherwise mentioned or unless the context requires otherwise (e.g., our consolidated financial statements as of August 31, 2011, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K, or a reference to an event or circumstance that occurred prior to the effective time of the 2009 Merger on September 29, 2009), all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Raptor” and similar references refer to the public company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp., including its wholly-owned direct and indirect subsidiaries (which includes Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., Raptor Therapeutics Inc. and Raptor Pharmaceuticals Europe BV), following the name change and completion of the 2009 Merger. On August 30, 2010, our former wholly-owned subsidiary, TPTX, Inc. was merged into Raptor Therapeutics Inc..

Overview

Our goal is to research, produce, and deliver medicines that improve life for patients with severe, rare disorders.  Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.  Our current pipeline includes three clinical development programs, which we are actively developing. We also have two other clinical-stage product candidates, one of which we are seeking additional business development partners in Asia but are not internally developing, and we have three preclinical product candidates for which we are seeking development partners.

Clinical Development Programs

Our three active clinical development programs are based on an existing therapeutic that we are reformulating for potential improvement in safety and/or efficacy and for application in new disease indications. These clinical development programs include the following:

• DR Cysteamine, or RP103, for the potential treatment of nephropathic cystinosis, or cystinosis, a rare genetic disorder; and
• RP103 for the potential treatment of Huntington’s Disease, or HD, an inherited neurodegenerative disorder.

RP103 is our proprietary delayed-release formulation of cysteamine bitartrate microbeads in capsules, which may require less frequent dosing and reduce gastro-intestinal side effects compared to the current standard of care.

• RP104, for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic disorder of the liver.
RP104 is our proprietary delayed-release formulation of cysteamine bitartrate in tablets.

Other Clinical-Stage Product Candidates

Our other clinical-stage product candidates include:

• Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2 deficiency, an inherited metabolic disorder; and
• Tezampanel, a glutamate receptor antagonist as a potential anti-platelet agent, and NGX 426 (oral tezampanel and together with tezampanel are referred to as tezampanel hereafter).

Preclinical Product Candidates

Our preclinical platforms consist of targeted therapeutics for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer. We are seeking development partners for these programs.  These preclinical programs include the following:

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

Future Activities

Over the next 12 months, we plan to conduct research and development and general and administrative activities, including: pre-commercial preparation for the potential launch of RP103 for the treatment of cystinosis in the United States and Europe; supporting our ongoing extension study of RP103 in cystinosis; supporting the ongoing clinical trial of RP103 in HD; funding a potential collaboration of a clinical trial of RP104 in NASH;  funding a potential Phase 1 clinical trial of tezampanel as a potential anti-platelet agent; continued business development of our preclinical product candidates; and supporting associated facilities and administrative functions. We plan to seek additional business development partners in Asia for our Convivia™ product candidate. We may also develop future in-licensed technologies and acquired technologies.

Company History

Corporate Structure; Historical Reverse Mergers

We were initially incorporated in Nevada on July 29, 1997 as Axonyx Inc. In October 2006, Axonyx Inc. and its then wholly-owned subsidiary completed a reverse merger, business combination with TorreyPines Therapeutics, Inc., reincorporated in Delaware and changed the corporate name to “TorreyPines Therapeutics, Inc.”

Raptor Pharmaceuticals Corp. was incorporated in the State of Nevada on April 1, 2002 under the name of Highland Clan Creations Corp., or HCCC. On June 9, 2006, HCCC merged with Raptor Pharmaceuticals Corp. which was incorporated on May 5, 2006 in Delaware. As a result, HCCC was reincorporated from the State of Nevada to the State of Delaware and changed its corporate name to “Raptor Pharmaceuticals Corp.”  HCCC was a publicly traded company quoted on the OTC Bulletin Board and upon such merger, its common stock traded on the OTC Bulletin Board under the ticker “RPTP.”

On May 25, 2006, Raptor Pharmaceuticals Corp. acquired 100% of the outstanding capital stock of Raptor Discoveries (incorporated in Delaware on September 8, 2005), a development-stage research and development company and on June 9, 2006, Raptor Pharmaceuticals Corp. disposed of its former wholly-owned subsidiary, Bodysentials Health & Beauty Inc., which sold nutritional milkshakes and drinks on the Internet. On August 1, 2007, Raptor Pharmaceuticals Corp. formed Raptor Therapeutics Inc. as its wholly-owned subsidiary for the purpose of developing clinical-stage drug product candidates through to commercialization.

In July 2009, we, and our then wholly-owned subsidiary ECP Acquisition, Inc., a Delaware corporation, or merger sub, entered into an Agreement and Plan of Merger and Reorganization, or the 2009 Merger Agreement, with Raptor Pharmaceuticals Corp. On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, merger sub was merged with and into Raptor Pharmaceuticals Corp. and Raptor Pharmaceuticals Corp. survived such merger as our wholly-owned subsidiary. This merger is referred to herein as the 2009 Merger.  Immediately prior to the 2009 Merger and in connection therewith, we effected a 1-for-17 reverse stock split of our common stock and changed our corporate name to “Raptor Pharmaceutical Corp.”

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

Our principal executive office is located at 9 Commercial Blvd., Suite 200, Novato, CA 94949.  Our phone number is (415) 382-8111.

As of October 31, 2011, there were 47,153,503 shares of our common stock outstanding.

Exercises of Common Stock Options and Common Stock Warrants

During the cumulative period from September 8, 2005 (inception) through October 31, 2011, we received approximately $16.0 million from the exercise of warrants in exchange for the issuance of an aggregate of 7.2 million shares of our common stock.

During the cumulative period from September 8, 2005 (inception) through October 31, 2011, we received $168,609 from the exercise of stock options resulting in the issuance of 80,563 shares of our common stock.

Outstanding Common Stock Warrants

As of October 31, 2011, we had the following warrants outstanding related to the assumption of warrants from our Encode merger, issuance of warrants related to our May/June 2008 private placement, issuance of warrants related to our August 2009 private placement, the assumption of warrants pursuant to the 2009 Merger, issuance of warrants related to our December 2009 registered direct offering and issuance of warrants related to our August 2010 private placement.  See Note 10 in our consolidated financial statements attached as an exhibit to this Annual Report on Form 10-K for further discussion regarding our common stock warrants.

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	433,994	$2.36		5/21/2013
Issued to placement agents in August 2009	65,000	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in Dec. 2009	1,556,250	$2.45		12/23/2014
Issued to private placement investors in Aug. 2010	4,539,890	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015
Total warrants outstanding	6,934,535	$2.94	*
*	Average exercise price

Equity Line Facility with Lincoln Park Capital Fund, LLC, or LPC

On April 16, 2010, we executed a purchase agreement, or the LPC Purchase Agreement, and a registration rights agreement, or the LPC Registration Rights Agreement, with LPC.  Under the LPC Purchase Agreement, LPC was obligated to purchase from us up to $15.0 million of our common stock, from time to time over a twenty-five (25) month period. The issuance of our common stock to LPC under the LPC Purchase Agreement is exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as the transaction did not involve a public offering.

Pursuant to the LPC Registration Rights Agreement, we filed a registration statement on April 23, 2010 with the SEC, for 4.5 million shares of our common stock covering the shares that have been issued to LPC under the LPC Purchase Agreement.  The registration statement was declared effective on May 7, 2010.  Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010.  Post-effective amendments to such amended registration statement were filed on October 11, 2011 and October 14, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011.  After May 7, 2010, over approximately 25 months, generally we had the right to direct LPC to purchase up to $15,000,000 of our common stock in amounts up to $100,000 as often as every two business days under certain conditions. We could also accelerate the amount of our common stock to be purchased under certain circumstances.  The purchase price of the shares was based on the market prices of our shares at the time of sale as computed under the LPC Purchase Agreement without any fixed discount.  Since inception, we have sold 4,186,038 shares to LPC at a weighted average price of $2.78 and paid commitment fees to LPC in the form of 168,929 shares, valued at $581,081, (in addition to the 145,033 shares, valued at $246,556, issued as the initial commitment fee).  We have issued an aggregate of 4.5 million shares (including shares issued to LPC as commitment fees) to LPC pursuant to the LPC Purchase Agreement, for aggregate gross proceeds to us of approximately $11.6 million, and do not plan to issue or register additional shares under such agreement.  We may at any time in our sole discretion terminate the LPC Purchase Agreement without fee, penalty or cost upon one business days notice.

2010 Private Placement

On August 9, 2010, we entered into a securities purchase agreement with 23 investors set forth on the signature pages thereto (or, the US Investors) and a separate securities purchase agreement with a certain Canadian investor (or, the Canadian Investor and together with the US Investors, the 2010 Private Placement Investors) set forth on the signature pages thereto (or collectively, the 2010 Private Placement Purchase Agreements), for the private placement, or the 2010 Private Placement, of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   JMP Securities LLC, or the Placement Agent, served as our placement agent in the 2010 Private Placement.

The closing of this private placement occurred on August 12, 2010.  We issued and sold an aggregate of 4,897,614 units, comprised of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  As the placement agent for the 2010 Private Placement, the Placement Agent was issued one warrant to purchase 97,952 shares of our common stock, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.   As of October 31, 2011, warrants to purchase 357,724 shares were exercised for aggregate gross proceeds to us of approximately $1.1 million.  The balance of warrants to purchase 4,637,842 shares of our common stock remain outstanding as of October 31, 2011.

In connection with the 2010 Private Placement, on August 12, 2010, we entered into a registration rights agreement, or the 2010 Private Placement Registration Rights Agreement, with the 2010 Private Placement Investors, pursuant to which we filed with the SEC a registration statement covering the resale of the common stock issued to the 2010 Private Placement Investors under the 2010 Private Placement Purchase Agreements and the shares of common stock that will be issued to the 2010 Private Placement Investors upon exercise of the warrants, including the warrant issued to the Placement Agent.  Such registration statement was declared effective on August 31, 2010.  Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010.  Post-effective amendment to such amended registration statement was filed on October 11, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011.

Our securities offered and sold under the 2010 Private Placement Purchase Agreements to the 2010 Private Placement Investors were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

2011 Follow-on Public Offering

On September 13, 2011, we announced the closing of an underwritten public offering of shares of our common stock at a price to the public of $4.00 per share.  The shares sold in the offering included 10.0 million shares of our common stock plus an additional 1.5 million shares of our common stock pursuant to the exercise by JMP Securities LLC, Canaccord Genuity Inc. and Cowen and Company, LLC, the underwriters for the offering, of the over-allotment option we granted to them.  Total gross proceeds to us in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $46.0 million, before underwriting discounts and commissions.  The offering resulted in net proceeds to us of approximately $42.9 million after deduction of underwriting discounts and other offering expenses payable by us.  We expect to use the net proceeds from the offering to fund our commercial and pre-commercial efforts, clinical and preclinical development programs and other general corporate activities.

Proprietary Rights

As of October 31, 2011, we have nine patent applications under prosecution in the US and internationally. Four of these relate to our ConviviaTM program, three cover our RAP platform, one covers our WntTideTM program and one covers our thrombotic disorder program.  We own the patents and patent applications used by us in the ConviviaTM program and the RAP platform while we license the patents and patent applications used by us in the WntTideTM program and thrombotic disorder program.  Four patents have been allowed in the US relating to our RAP platform:  US 7,700,554 expires in 2022; US 7,560,431 expires in 2023; US 7,569,544 expires in 2023 and US 7,829,537 expires in 2023, and another was allowed in Japan, Australia and Europe which expires in 2022.  All other applications are awaiting examination in a variety of countries.  We also entered into an exclusive worldwide license agreement with Washington University for our WntTideTM Mesd program for the treatment of cancer and bone diseases, and we fund the prosecution of a patent application covering this technology, which entered national phase in the US and internationally in November 2009.  In December 2007, we acquired an exclusive worldwide license agreement to pending patent applications for enterically coated cysteamine from UCSD relating to our RP103/RP104 programs. In March 2008, we amended our license with UCSD to add exclusive worldwide rights to develop RP103/RP104 for the potential treatment of NASH. As discussed below, both cysteamine patents have been issued in the US with expiration dates of 2027 and 2028 and are in the examination phase in Europe and other countries. Through the 2009 Merger, we have a license from Eli Lilly & Co. for the intellectual property related to tezampanel for pain indications and a license of tezampanel for the treatment of thrombotic disorder from Johns Hopkins University, or JHU, and we fund the prosecution of a patent covering this technology, which entered national phase in the US in August 2009.  In March 2011, we acquired an exclusive worldwide license to two issued patents related to treatment of chronic pain with intrathecally-administered tezampanel from the University of Iowa (US Patents 7,091,249 and 7,439,270 "Drugs for Spinal Anesthesia").  In June 2010, we acquired an exclusive worldwide license to two issued patents related to the treatment of HD and other neurological disorders, from the Weizmann Institute of Science in Israel and Niigata University in Japan.  These two patents, which expire in 2019, cover the use of transglutaminase inhibitors, a class of molecules chemically similar to cysteamine. In January 2011, we acquired an exclusive license to a pending patent related to the diagnosis of metabolic liver diseases, including NASH, from the University of Arizona and we are funding the prosecution of the patent.

On July 6, 2011, we announced that the United States Patent and Trademark Office, or USPTO, issued Notices of Allowance for two patents covering our delayed-release oral formulation of cysteamine bitartrate, or DR Cysteamine (being developed as RP103 and RP104), as well as other formulations of cystamine and cysteamine as described below.   Subsequent to the announcement, on September 27, 2011, the USPTO issued patent number 8,026,284 as outlined below.

   US Patent:                                                                8,026,284 (Application No. 11/990,869)
   Issued Notice of Allowance:                                                         June 27, 2011
   Patent Title:                             "Enterically Coated Cystamine, Cysteamine and Derivatives Thereof."
   Expected to Cover:         Methods of administering DR Cysteamine to patients for any clinical indication, including nephropathic cystinosis, NASH and HD
   Expected Initial Term:                         20 years plus 239 days of patent term adjustment; expiring September 22, 2027

Patent application 11/990,869 covers the use of any composition of cysteamine or cystamine, regardless of the specific formulation, that provides increased delivery to the small intestine with pharmacokinetic benefits that allow for less than 4 times daily dosing.

US Patent Application No.:                                                                           12/745,504
Issued Notice of Allowance:                                                                           June 24, 2011
Patent Title:                                           "Methods of Treating Non-Alcoholic Steatohepatitis (“NASH”) Using Cysteamine Products."
Expected to Cover:                                                      Methods of treating NASH by administering cysteamine or cystamine
Expected Initial Term:                                                                20 years; expiring November 22, 2028

Patent application 12/745,504 covers the use of cysteamine or cystamine, in any formulation, for the treatment of NASH.

Regulatory Exclusivities

Orphan Drug Designation

We have been granted access to an Orphan Drug Designation from the US Food and Drug Administration, or FDA, for use of RP103 to potentially treat cystinosis and the use of cysteamine to potentially treat HD and Batten Disease. The Orphan Drug Act of 1983 generally provides incentives, including marketing exclusivity and tax benefits, to companies that undertake development and marketing of products to treat relatively rare diseases, which are defined as diseases for which fewer than 200,000 persons in the US would be likely to receive the treatment. A drug that receives orphan drug status may receive up to seven years of exclusive marketing in the US for that indication. Equivalent European regulations may give us ten years of marketing exclusivity for that indication in Europe. RP103 has been granted Orphan Drug Designation by the FDA and the European Medicines Agency, or EMA.

Competition

Cystinosis

The only pharmaceutical product currently approved by the FDA and the EMA, to treat cystinosis that we are aware of is Cystagon® (rapid release cysteamine bitartrate capsules), marketed in the US by Mylan Pharmaceuticals, and by Recordati and Swedish Orphan International in markets outside of the US Cystagon® was approved by the FDA in 1994 and by the EMA in 1997 and is the standard of care for cystinosis treatment.

While we believe that our RP103 formulation will be well received in the market due to what we believe will be reduced dose frequency and improved tolerability, if we receive marketing approval, we anticipate that Cystagon® will remain on the market and may compete with our product.

We are not aware of any pharmaceutical company with an active program to develop an alternative therapy for cystinosis. There are companies developing and/or marketing products to treat symptoms and conditions related to, or resulting from cystinosis, but none developing products to treat the underlying metabolic disorder. Academic researchers in the US and Europe are pursuing potential cures for cystinosis through gene therapy and stem cell therapy, as well as pro-drug approaches as alternatives to cysteamine bitartrate for cystinosis treatment. The development timeline for these approaches is many years.

Huntington’s Disease

We are not aware of any currently available treatment alternatives for HD, although there are products available such as Haldol®, Klonopin® and Xenazine® to treat uncontrollable movements and mood swings that result from the disease. There are several pharmaceutical companies pursuing potential cures and treatments for HD, as well as numerous academic and foundation sponsored research efforts. To our knowledge, our product candidate is the only compound in development which specifically targets the fundamental metabolic defect of the disease, with the goal of slowing disease progression.

Companies with HD product candidates in development include Eli Lilly & Co. and Pfizer. Several other companies have drug candidates in preclinical development. Additionally, nutritional supplements including creatinine and coenzyme Q10 have been investigated as potential treatments for HD. The Huntington Study Group sponsors numerous studies of potential therapies for HD, including coenzyme Q10 and the antibiotic minocycline.

NASH

We are not aware of any currently available treatment options for NASH. Weight loss, healthy diet, abstinence from alcohol and increased physical activity are typically suggested to slow the onset of NASH. There are numerous therapies being studied for NASH, including anti-oxidants (Vitamin E, betaine, Moexipril® from Univasc), insulin sensitizing agents (Actos® from Takeda Pharmaceuticals for type 2 diabetes, in an ongoing Phase 3 study for NASH sponsored by University of Texas) and drugs to improve blood flow (Trental® from Aventis for treatment of intermittent claudication, which is reported to have failed to meet endpoints in a terminated Phase 2 study for NASH). Gilead Sciences is developing a pan-caspase inhibitor for NASH. Other products being studied for NASH include Byetta® from Amylin, in an ongoing Phase 2/3 study for NASH; and siliphos, or milk thistle, in a UCSD Phase 2 study for NASH.

ALDH2 Deficiency

ALDH2 deficiency affects hundreds of millions of people worldwide and is especially prevalent in East Asian populations. The association of this metabolic disorder with serious health risks, including liver diseases and digestive tract cancers, has been documented in numerous peer-reviewed studies over the last 10 years. We are not aware of any pharmaceutical products currently approved for this indication, either in the US or internationally. However, given the size of the potential patient population and the emerging awareness of this disorder as a serious health risk, we expect there are or will be other pharmaceutical companies, especially those with commercial operations in Asian countries, developing products to treat the symptoms of this condition. Many of these potential competitors may have greater resources, and existing commercial operations in the Asian countries which we expect will be the primary markets for this product.

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

Primary Liver Cancer

Surgical resection of the primary tumor or liver transplantation remains the only curative options for HCC patients. The acute and tragic nature of this aggressive cancer and the unmet medical need continues to attract a significant level of interest in finding ways of treating this disease. For example, there are currently over 140 ongoing clinical trials actively recruiting patients with HCC listed in the ClinicalTrials.gov website. Many of these trials are designed to evaluate ways of locally administering chemotherapeutics or various ways of performing surgical resections of the tumors. One drug that was approved in 2007 for treatment of inoperable HCC is currently the standard-of-care for this disease due to its claims of enhancing overall survival time. This enhancement was determined to be minimal in the study population and to be even smaller within the Asian population of inoperable HCC patients. We believe that a number of biotechnology and pharmaceutical companies may have internal programs targeting the development of new therapeutics that may be useful in treating HCC in the future.

Thrombotic Disorder

A number of anti-platelet drugs are already available on the market. These include the ADP receptor antagonist Plavix®, the cyclooxygenase (and hence thromboxane) inhibitor, aspirin, and injectable integrin (IIb/IIIA) blockers such as Integrelin. Each drug has strengths and weaknesses (which predominantly involve excess bleeding). Since anti-thrombotic drugs are a multi-billion dollar market, it is likely that a large number of companies have additional therapies in development.

Because, many of our competitors have greater capital resources and larger overall research and development staffs and facilities than us, there can be no assurances that we will be successful in competing in the areas discussed above. See the section under “Risk Factors” titled, “If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.”

Government Regulations of the Biotechnology Industry

Regulation by governmental authorities in the US and foreign countries is a significant factor in the development, manufacture, and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any drug product candidates developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization.

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

In order to clinically test, manufacture, and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the US, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

The steps required by the FDA before new drug products may be marketed in the US include:

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

In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s Current Good Manufacturing Practices, or cGMP, regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

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
Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA’s evaluation of an NDA. Failure to adhere to cGMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

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

In most cases, if the FDA has not approved a drug product candidate for sale in the US, the drug product candidate may be exported for sale outside of the US only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. Specific FDA regulations govern this process.

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

Stephen C. Blacklow, M.D., Ph.D. Over the last ten years, Dr. Blacklow’s research team has achieved international recognition both for their mechanistic and structural studies of proteins of the LDL receptor family, and for their work on the structure and function of human Notch proteins. Recently, Dr. Blacklow’s team determined the structure of a RAP d3- receptor complex by X-ray crystallography.  Dr. Blacklow graduated from Harvard College summa cum laude in 1983, and received his M.D. and Ph.D. in bioorganic chemistry from Harvard University in 1991. Dr. Blacklow is a board-certified pathologist and an Associate Professor of Pathology at Harvard Medical School where he is the Director of the Harvard M.D.-Ph.D. program, basic sciences track. He has directed a research laboratory at the Brigham and Women’s Hospital, a teaching affiliate of the Harvard Medical School, since 1998, and he recently joined the Department of Cancer Biology at the Dana Farber Cancer Institute.

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

Jerry Schneider, M.D. is Research Professor of Pediatrics and Dean for Academic Affairs Emeritus at the University of California, San Diego, or UCSD, School of Medicine. He also serves as a member of the board of directors and Chair of the Scientific Review Board for the Cystinosis Research Foundation. Over the course of his distinguished career, Dr. Schneider has been actively involved in the study of metabolic diseases. An expert on the diagnosis and treatment of cystinosis, Dr. Schneider has published over 150 papers on cystinosis and related subjects over the past 40 years. Since 1969 he has been associated with the UCSD School of Medicine in both academic and research capacities. Dr. Schneider earned his M.D. from Northwestern University. He received postgraduate training at Johns Hopkins University, the National Institutes of Health, and the Centre de Genetique Moleculaire, Gif-sur-Yvette, France. He was also a Guggenheim Fellow and a Fogarty Senior Fellow at the Imperial Cancer Research Fund Laboratories in London, England.

Lawrence Steinman, M.D. is a leader in Multiple Sclerosis, or MS, research and currently serves as the George A. Zimmermann Professor of Neurology and Neurological Sciences, Pediatrics and Genetics at Stanford University. Dr. Steinman is the inaugural holder of the chair, funded to support MS research. He is also the chair of the Stanford University Program in Immunology. Dr. Steinman has received various awards for his scientific contributions to MS research, including the John M. Dystel Prize from the American Academy of Neurology and the National MS Society. He was also a two-time recipient of a Javits Neuroscience Award from the US Congress and the National Institutes of Health. Dr. Steinman’s research focuses on what provokes relapses and remissions in MS, the nature of the genes that serve as a brake on brain inflammation, and the quest for a vaccine against MS. He has developed two antigen specific therapies using DNA vaccines for MS and type 1 diabetes. He was senior author on the seminal 1992 Nature article that reported the key role of a particular integrin in brain inflammation and led to the development of the drug Tysabri®.  Dr. Steinman received his B.A. from Dartmouth College and his M.D. from Harvard University.

Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.

Research and Development

We are a research and development company and our plan is to focus our efforts in the discovery, research, preclinical, clinical and commercial development of our clinical drug candidates, RAP based platforms and complementary technologies to provide therapies that we believe will be safer, less intrusive, and more effective than current approaches in treating a wide variety of genetic disorders, neurodegenerative diseases, metabolic disorders and cancer. During the period from September 8, 2005 (inception of Raptor Pharmaceuticals Corp.) to August 31, 2011, we incurred approximately $39.2 million ($14.8 million and $9.3 million for the years ended August 31, 2011 and 2010, respectively) in research and development costs. Please see the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for our planned research and development activities for the twelve months subsequent to August 31, 2011.

Compliance with Environmental Laws

We estimate the annual cost of compliance with environmental laws, comprised primarily of hazardous waste removal, will be nominal.

Employees

We presently have 12 full time employees and two part-time employees.  Of the 12 employees, 4 are in general and administrative and 8 are in research and development.  Based on our current plan, over the next 12 month period, we plan to add several personnel in the areas of sales and marketing, regulatory, clinical, medical affairs, quality and finance.  We also plan to supplement our human resources needs through consultants and contractors as needed.

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

Our consolidated financial statements as of August 31, 2011 have been prepared assuming that we will continue as a going concern. As of August 31, 2011, we had an accumulated deficit of approximately $78.0 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2011, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

On September 13, 2011, we announced the closing of an underwritten public offering of shares of our common stock at a price to the public of $4.00 per share.  The shares sold in the offering included 10.0 million shares of our common stock plus an additional 1.5 million shares of our common stock pursuant to the exercise by JMP Securities LLC, Canaccord Genuity Inc. and Cowen and Company, LLC, the underwriters for the offering, of the over-allotment option we granted to them.  Total gross proceeds to us in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $46.0 million, before underwriting discounts and commissions.  The offering resulted in net proceeds to us of approximately $42.9 million after deduction of underwriting discounts and other offering expenses payable by us.  We expect to use the net proceeds from the offering to fund our commercial and pre-commercial efforts, clinical and preclinical development programs and other general corporate activities.

We believe our cash and cash equivalents as of September 30, 2011 of approximately $56.1 million, which include the net proceeds of approximately $42.9 million from our September 2011 public offering, will be sufficient to meet our obligations at least through the first calendar quarter of 2013.

Even with the September 2011 offering, in the future, we may need to sell equity or debt securities to raise additional funds. The sale of additional securities is likely to result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms satisfactory to us or at all. We may be unable to raise additional financing due to a variety of factors, including our financial condition, the status of our research and development programs, and the general condition of the financial markets.  If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, our financial condition and operating results may be adversely affected and we may have to scale back our operations.

While we are restricted from selling additional shares of our common stock under the September 2011 offering underwriting agreement until December 12, 2011, we may issue shares in connection with the exercise of warrants and/or stock options prior to that date.   If we obtain additional financing, we expect to continue to spend substantial amounts of capital on our operations for the foreseeable future. The amount of additional capital we will need depends on many factors, including:

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
We are an early development stage company and have not generated any revenues to date and have a limited operating history. Some of our drug product candidates are in the concept stage and have not undergone significant testing in preclinical studies or any testing in later-stage clinical trials. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our drug product candidates will ever be approved for sale or generate commercial revenues. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of drug product candidates either in preclinical testing or in clinical trials, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

The current disruptions in the financial markets could affect our ability to obtain financing on favorable terms (or at all).

The US credit markets have recently experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and, even if available, have caused the cost of prospective financings to increase. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the debt and equity markets may negatively impact our ability to access financing on favorable terms or at all. In addition, Federal legislation to deal with the current disruptions in the financial markets could have an adverse affect on our ability to raise other types of financing.

Even if we are able to develop our drug product candidates, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which would adversely affect our financial results and financial condition and we would have to delay or terminate some or all of our research product development programs.

Although our lead product candidate is in a later stage of development, most of our drug product candidates are at an early stage of development and will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them.  Since our inception in 1997, and since Raptor Pharmaceuticals Corp. began operations in 2005, both companies have dedicated substantially all of their resources to the research and development of their technologies and related compounds. All of our compounds currently are in preclinical or clinical development, and none have been submitted for marketing approval. Our preclinical compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization.   We cannot predict if or when any of the drug product candidates we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our drug product candidates.

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

With respect to any of our product candidates for which we obtain FDA approval, we will be subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense.  Additionally, any of our product candidates, if approved by the FDA, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, which may adversely affect the value of our Company and our operating results.

Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate.  In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements.  These requirements may include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs or GCPs, and good laboratory practices.  If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the government authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, the value of our Company and our operating results will be adversely affected.

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

We entered into an asset purchase agreement with BioMarin Pharmaceutical Inc., or BioMarin, for the purchase of intellectual property related to the RAP, technology, a licensing agreement with Washington University for mesoderm development protein, or Mesd, a licensing agreement with UCSD for RP103/RP104, a licensing agreement with Yeda Research and Development Company Limited, or Yeda, for patents originating from Weizmann Institute of Technology and Niigata University, related to use of transglutaminase inhibitors to treat neurological diseases, and University of Arizona, or UA, for a pending patent related to a diagnostic technology for metabolic liver diseases. BioMarin, Washington University, UCSD, Yeda and UA may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving BioMarin, Washington University, UCSD, Yeda and UA the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the BioMarin, Washington University, UCSD, Yeda or UA agreements are terminated by either party, we would be forced to assign back to BioMarin, in the case of the BioMarin agreement, all of our rights, title and interest in and to the intellectual property related to the RAP technology, would lose our rights to the Mesd technology, in the case of the Washington University agreement, would lose our rights to RP103/RP104, in the case of UCSD, would lose our rights to the Weizmann and Niigata patents in the case of Yeda, and would lose our rights to the liver diagnostic technology in the case of UA. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

With respect to most of our drug product candidates, it will take several years before we are able to develop them into marketable drug product candidates, if at all. Our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

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

Market acceptance and sales of any of our product candidates that we may develop will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the US and other key international markets.  Successful commercialization of our products will depend in part on the availability of governmental and third-party payer reimbursement for the cost of our products.  Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In particular, in the US, private health insurers and other third-party payers often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments.  In the US, the European Union and other significant or potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices.  Further, the increased emphasis on managed healthcare in the US and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales, if approved, and results of operations.  These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  For our product candidates, we will not know what the reimbursement rates will be until we are ready to market the product and we actually negotiate the rates. If we are unable to obtain sufficiently high reimbursement rates for our products, they may not be commercially viable.

Government health care reform could increase our costs, which could adversely affect our financial condition and results of operations.

 Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or the PPACA, is a sweeping measure intended to expand healthcare coverage within the US, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program.

 Several provisions of the new law, which have varying effective dates, may affect us, including our costs. For example, the Medicaid rebate rate was increased and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. The PPACA also expands the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

 The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact our product candidates. We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially have an impact on our business over time.                         -17-

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

Moreover, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application, or IND, and new drug application, or NDA, as applicable, with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. From first clinical trial through product approval can take at least eight years, on average in the US

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

As part of our business strategy, we intend to develop some drugs that may be eligible for FDA and European Union, or EU, orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the US The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a 10-year period of market exclusivity.

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

Even though we have obtained orphan drug designation for RP103 for the potential treatment of cystinosis, the potential treatment of HD and the potential treatment of Batten Disease and even if we obtain orphan drug designation for our future drug product candidates, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

The priority review for our drug product candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our products will delay revenue from the sale of the products and will increase the capital necessary to fund these product development programs.

Although we intend to request six-month priority review from the FDA and EMA for our eligible drug product candidates, the FDA may not grant it. Without priority review, the FDA and EMA review timeline could be at least 10 to 12 months.  Under the FDA policies, a drug candidate is eligible for priority review from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease.  A lengthier review process will delay revenue from the sale of products and will increase the capital necessary to fund these product development programs.

Because the target patient populations for some of our products are small, we must achieve significant market share and obtain high per-patient prices for our products to achieve profitability.

Our clinical development of RP103 targets diseases with small patient populations, including cystinosis and HD. If we are successful in developing RP103 and receive regulatory approval to market RP103 for a disease with a small patient population, the per-patient prices at which we could sell RP103 for these indications are likely to be relatively high in order for us to recover our development costs and achieve profitability. We believe that we will need to market RP103 for these indications worldwide to achieve significant market penetration of this product.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in developing our drug product candidates and receive regulatory clearances to market our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•
Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products in the US, the EU, Japan and other territories, which may result in greater physician awareness of their products as compared to ours.

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

Our RAP technology has a potential clinical use as a drug transporter through the blood-brain barrier. However, we do not know that our technology will work or work safely. Many groups and companies have attempted to solve the critical medical challenge of developing an efficient method of transporting therapeutic proteins from the blood stream into the brain. Unfortunately, these efforts to date have met with little success due in part to a lack of adequate understanding of the biology of the blood-brain barrier and to the enormous scientific complexity of the transport process itself.  In the research and development of our RAP technology, we will certainly face many of the same issues that have caused these earlier attempts to fail. It is possible that:

•	We or any future collaborator/licensee will not be able to produce enough RAP drug product candidates for testing;
•	the pharmacokinetics, or where the drug distributes in the body, of our RAP drug product candidates will preclude sufficient binding to the targeted receptors on the blood-brain barrier;
•	the targeted receptors are not transported across the blood-brain barrier;
•	other features of the blood-brain barrier, apart from the cells, block access molecules to brain tissue after transport across the cells;
•	the targeted receptors are expressed on the blood-brain barrier at densities insufficient to allow adequate transport of our RAP drug product candidates into the brain;
•	targeting of the selected receptors induces harmful side-effects which prevent their use as drugs; or
•	that we or our collaborator/licensee’s RAP drug product candidates cause unacceptable side-effects.

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

In the course of product development, we may engage university laboratories, other biotechnology companies or contract or clinical manufacturing organizations to manufacture drug material for us to be used in preclinical and clinical testing and collaborators and contract or clinical research organizations to conduct and manage preclinical studies and clinical trials. If we engage these organizations to help us with our preclinical and clinical programs, many important aspects of this process have been and will be out of our direct control. If any of these organizations we may engage in the future fail to perform their obligations under our agreements with them or fail to perform preclinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

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

Even if we obtain FDA approval to market our potential products in the US, our sales in the US may be reduced if our products are imported into the US from lower priced markets, whether legally or illegally. In the US, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. There have been proposals to legalize the import of pharmaceuticals from outside the US. If such legislation were enacted, our potential future revenues could be reduced.

The use of any of our drug product candidates in clinical trials may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $5.0 million clinical product liability insurance policy, it may not be sufficient to cover future claims. We currently do not have any clinical or product liability claims or threats of claims filed against us.

Our future success depends, in part, on the continued service of our management team.

Our success is dependent in part upon the availability of our senior executive officers, including our Chief Executive Officer, Dr. Christopher M. Starr, our Chief Scientific Officer, Dr. Todd C. Zankel, our Chief Financial Officer, Kim R. Tsuchimoto, Ted Daley, the President of our clinical development subsidiary, Dr. Patrice P. Rioux, Chief Medical Officer of our clinical development subsidiary, Patrick Reichenberger, Vice President, Commercial Operations of our clinical development subsidiary and Kathlene Powell, Vice President, Quality Operations of our clinical development subsidiary. The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.  There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or be self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us. There is no assurance that we will be able to retain key employees and/or consultants. If key employees terminate their employment, or if insufficient numbers of employees are retained to maintain effective operations, our development activities might be adversely affected, management’s attention might be diverted from managing our operations to hiring suitable replacements, and our business might suffer. In addition, we might not be able to locate suitable replacements for any key employees that terminate, or that are terminated from, their employment with us and we may not be able to offer employment to potential replacements on reasonable terms, which could negatively impact our product candidate development timelines and may adversely affect our future revenues and financial condition.

Our success depends on our ability to manage our growth.

We expect to continue to grow, which could strain our managerial, operational, financial and other resources. With the potential commercial launch of RP103 for cystinosis, the continued progress of our clinical-stage programs and with our plan to in-license and acquire additional clinical-stage product candidates, we will be required to retain experienced personnel in the commercial, regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

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
It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the US are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.   We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unwilling to grant us any exclusive rights to technology or products derived from these collaborations prior to entering into the relationship. If we do not obtain required licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling drug product candidates requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or drug product candidates developed in collaboration with other parties.

If our agreements with employees, consultants, advisors and corporate partners fail to protect our intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on us.

We have taken steps to protect our intellectual property and proprietary technology, by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, advisors and corporate partners. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the US.

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

In December 2009, we entered into a definitive securities purchase agreement or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors, collectively, the Direct Offering Investors, with respect to the offering of Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit for aggregate gross proceeds of approximately $7.5 million.  Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The Series A Warrants are exercisable during the period beginning on June 20, 2010 and ending on December 22, 2014.  The Series B Warrants were exercisable during the period beginning on June 20, 2010 and ended on June 22, 2011.  The Investor Warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equaled to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock, on the same terms as the investor warrants described above. As of October 31, 2011, the Series B Warrants expired and 100% of the Series B Warrants were exercised prior to expiration, generating aggregate gross proceeds of approximately $4.6 million in exchange for the issuance of 1,873,779 shares of our common stock.  In addition, in June 2011, placement agent warrants were exercised for gross proceeds of $187,378 in exchange for the issuance of 74,951 shares of our common stock.  As of October 31, 2011, there were Series A Warrants to purchase 1,556,250 shares of our common stock outstanding.

In August 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  As of October 31, 2011, warrants to purchase 357,724 shares were exercised for aggregate gross proceeds of approximately $1.1 million.  The balance of warrants to purchase 4,637,842 shares of our common stock remain outstanding as of September 30, 2011.

Our executive officers and our board of directors own, in the aggregate, 1,744,628 shares, or approximately 3.7% of our outstanding common stock as of October 31, 2011. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of October 31, 2011, there were (i) outstanding warrants to purchase 6,934,535 shares of our common stock at a weighted average exercise price of $2.96 per share issued in connection with the transactions described above and other equity issuances, (ii) outstanding options to purchase 5,546,014 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $3.84, (iii) options to purchase 154,446 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $86.42 and (iv) 1,753,508 shares of our common stock available for issuance under our 2010 Raptor Pharmaceutical stock option plan.  The shares issuable under our stock option plans will be available for immediate resale in the public market.  The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Our certificate of incorporation authorizes us to issue up to 15.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock.

Anti-takeover provisions under Delaware law, in our stockholder rights plan and in our certificate of incorporation and bylaws may prevent or complicate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law as currently in effect may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders.   Our board of directors has the authority to issue up to 15.0 million shares of preferred stock, none of which are issued or outstanding. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could make it more difficult for a third-party to acquire a majority of our outstanding voting stock. Our charter contains provisions that may enable our management to resist an unwelcome takeover attempt by a third party, including: a prohibition on actions by written consent of our stockholders; the fact that stockholder meetings must be called by our board of directors; and provisions requiring stockholders to provide advance notice of proposals. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our Company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

ITEM 1B:                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:                      PROPERTIES

In March 2006, we entered into a lease for our executive offices and research laboratory in Novato, California and amended the lease to expand the amount of leased space on April 1, 2007. Base monthly payments are subject to an annual rent increase of between 3% to 5%, based on the Consumer Price Index or CPI and annual adjustments to base operating expenses. In October 2010, we executed a lease addendum to the Novato lease for an additional 3,100 square feet ($5,309 per month) starting in April 2011.  Effective April 1, 2010, our monthly base rent, including base operating expenses, was $10,826, and effective April 11, 2011, our monthly base rent (including the additional 3,100 square feet of rental space), plus base operating expenses, is $16,135 with an adjustment for CPI and operating expenses in April 2012.  The Novato lease expires in March 2013. In January 2010, we entered into a one year lease for administrative offices in San Mateo, California for $2,655 per month.  We anticipate continuing the San Mateo lease on a monthly basis.  We also anticipate leasing office space in the Netherlands for our future European sales and marketing headquarters by mid-calendar 2012.  We believe that our existing California facilities are adequate to meet our needs in the US at least through the end of calendar 2012.

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

ITEM 4:                      (REMOVED AND RESERVED)

PART II

ITEM 5:                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In connection with the closing of the 2009 Merger, our common stock commenced trading on the NASDAQ Capital Market on September 30, 2009, under the ticker symbol “RPTPD” with 18,822,162 shares outstanding. Effective October 27, 2009, our ticker symbol changed to “RPTP.”  As of October 31, 2011, there were 47,153,503 shares of our common stock outstanding.  There is no public trading market for our warrants.  The closing price for our common stock on October 28, 2011 was $4.96.

The following table sets forth the range of high and low sales prices of our common stock for the quarterly periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended August 31, 2011:
First Quarter (September 1 – November 30, 2010)	$4.00	$2.76
Second Quarter (December 1, 2010 – February 28, 2011)	4.04	3.23
Third Quarter (March 1 – May 31, 2011)	5.75	3.10
Fourth Quarter (June 1 – August 31, 2011)	6.99	3.66

Year Ended August 31, 2010:
First Quarter (through September 29)*	7.14	3.23
First Quarter (September 30 – November 30, 2009)	4.90	1.16
Second Quarter (December 1, 2009 – February 28, 2010)	3.30	1.75
Third Quarter (March 1 – May 31, 2010)	3.88	1.41
Fourth Quarter (June 1, 2010 – August 31, 2010)	3.57	2.37

* Market prices reported have been adjusted to give retroactive effect to material changes resulting from thereverse stock split that occurred immediately prior to the consummation of the 2009 Merger on September 29, 2009 by multiplying the reported sales prices for such periods by 17.

Holders of Record

As of October 31, 2011, there were approximately 242 holders of record of our common stock and 47,153,503 shares of our common stock outstanding, excluding shares held in book-entry form through The Depository Trust Company, and we estimate that the number of beneficial owners of shares of our common stock was approximately 5,400 as of such date.  Additionally, on such date, options, held by 68 persons to acquire up to, in the aggregate, 5,700,460 shares, and warrants held by 31 persons to acquire up to, in the aggregate, 6,934,535 shares, of our common stock, were outstanding.

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

Purchase of Equity Securities and Affiliated Purchasers

We have not repurchased any shares of our common stock since inception.  We did not issue any unregistered equity securities during the fiscal quarter ended August 31, 2011.

ITEM 6: SELECTED FINANCIAL DATA

Per Item 301(c) of Regulation S-K, information is not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion in conjunction with our consolidated financial statements as of August 31, 2011, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Plan of Operation and Overview

Our goal is to research, produce, and deliver medicines that improve life for patients with severe, rare disorders.  Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.

Our current pipeline includes three clinical development programs, which we are actively developing. We also have two other clinical-stage product candidates, one of which we are seeking additional business development partners in Asia but are not internally developing, and we have three preclinical product candidates for which we are seeking development partners.

Clinical Development Programs

Our three active clinical development programs are based on an existing therapeutic that we are reformulating and repurposing for potential improvement in safety and/or efficacy and for application in new disease indications. These clinical development programs include the following:

• DR Cysteamine, or RP103, for the potential treatment of cystinosis, a rare genetic disorder; and
• RP103 for the potential treatment of Huntington’s Disease, or HD, an inherited neurodegenerative disorder.

RP103 is our proprietary delayed-release formulation of cysteamine bitartrate microbeads in capsules, which may require less frequent dosing and reduce gastro-intestinal side effects compared to the current standard of care.

• RP104, for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic disorder of the liver.
RP104 is our proprietary delayed-release formulation of cysteamine bitartrate in tablets.

Other Clinical-Stage Product Candidates

Our other clinical-stage product candidates include:

• Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2 deficiency, an inherited metabolic disorder; and
• Tezampanel, a glutamate receptor antagonist as a potential anti-platelet agent.

Preclinical Product Candidates

Our preclinical platforms consist of targeted therapeutics for the potential treatment of multiple indications, including liver diseases, neurodegenerative diseases and breast cancer. We are seeking development partners for these programs.  These preclinical programs include the following:

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

Future Activities

Over the next 12 months, we plan to conduct research and development and general and administrative activities including: pre-commercial preparation for the potential launch of RP103 for the treatment of cystinosis in the United States and Europe; supporting our ongoing extension study of RP103 in cystinosis; supporting the ongoing clinical trial of RP103 in HD; funding a potential collaboration in a clinical trial of RP104 in NASH;  funding a potential clinical trial of tezampanel as a potential anti-platelet agent; continued business development of our preclinical product candidates; and supporting associated facilities and administrative functions. We plan to seek additional business development partners for our Convivia™ product candidate in Asia. We may also develop future in-licensed technologies and acquired technologies.

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

Lead Clinical Development Program: Development of RP103 for the Potential Treatment of Nephropathic Cystinosis or Cystinosis

Our RP103 product candidate is a proprietary delayed-release, enteric-coated microbead formulation of cysteamine bitartrate contained in a gelatin capsule. We are investigating RP103 for the potential treatment of cystinosis.

Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA and the EMA, approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine has been reported to be effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. However, we believe that patient compliance is challenging due to the requirement for every six-hour dosing and gastrointestinal side effects. Our RP103 for the potential treatment of cystinosis is designed to mitigate these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, RP103 is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.

The EMA and FDA granted orphan drug designation for RP103 for the treatment of cystinosis in calendar 2010 and 2006, respectively.

In June 2009, we commenced our Phase 2b clinical trial of RP103 in cystinosis, in which we enrolled nine cystinosis patients with histories of non-compliance using the currently available immediate-release form of cysteamine bitartrate. The clinical trial, which was conducted at the University of California at San Diego, or UCSD, evaluated safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of RP103 in patients. In November 2009, we released the data from the study which indicated improved tolerability and the potential to reduce total daily dosage and administration frequency compared to immediate-release cysteamine bitartrate.

On July 25, 2011, we announced that our Phase 3 clinical trial of RP103 for the treatment of cystinosis, met the sole primary endpoint of non-inferiority compared to Cystagon®, immediate-release cysteamine bitartrate.  The comparison was based on white blood cell, or WBC, cystine levels, the established efficacy surrogate biomarker and sole primary endpoint in the clinical trial.  There were no unexpected serious safety concerns experienced by patients in the trial attributable to RP103.

Our pivotal Phase 3 clinical trial was designed as an outpatient study of the pharmacodynamics, pharmacokinetics, safety and tolerability of RP103 compared to Cystagon® in cystinosis patients.  The clinical trial was conducted at eight clinical research centers in the US and Europe.

Of 41 patients who completed the Phase 3 protocol, 38 were included in the evaluable data set, 3 not being fully compliant with the protocol due to the fact that their WBC cystine levels went above 2.0 while on Cystagon® during the trial. The age range of study participants was 6-26 years, with 87% of patients below 16 years old.  On average, the peak WBC cystine level measured in patients treated with Cystagon® was 0.54 ± 0.05 nmol ½ cystine/mg protein, compared to an average peak value of 0.62 ± 0.05 nmol ½ cystine/mg protein for patients treated with RP103.  The mean difference was 0.08 nmol ½ cystine/mg protein, with a 95.8% confidence interval of 0.00-0.16 (one sided p=0.021).  As stipulated in our Statistical Analysis Plan, the non-inferiority endpoint of the clinical trial would be achieved when the upper end of the confidence interval around the mean difference of WBC cystine levels did not exceed an absolute value of 0.3.  The upper end of the confidence interval in the Phase 3 clinical trial was determined to be 0.16, thus achieving the non-inferiority endpoint.

Additionally, the endpoint was achieved at a lower average daily dose of RP103, compared to Cystagon®.  Patients enrolled in the study were required to be “well controlled” under the existing Cystagon® therapy. The starting dose of RP103 for patients in the Phase 3 clinical trial was initially set at 70% of their established dose of Cystagon®.  The protocol allowed for a single RP103 dose increase of 25%, based on intermediate WBC cystine level results, to reflect the current standard of care in establishing appropriate dosing of Cystagon® in cystinosis patients.  Approximately one-third of patients remained at 70% of their starting Cystagon® dose throughout the study. The remaining two-thirds of the patients had their RP103 dose increased.  On average, the total daily, steady-state dose of RP103 in patients in the Phase 3 clinical trial was 82% of their established, incoming dose of Cystagon®.

In the course of the study, no unexpected safety issues were experienced.  Seven serious adverse events, or SAEs, requiring a visit to the emergency room or hospital, were reported for seven individual patients.  Of these seven SAEs, six were determined by the principal investigator to be unrelated to either RP103 or Cystagon®. One SAE, gastric intolerance, was graded as “possibly related” to RP103 and was subsequently resolved and the patient returned on RP103 treatment.  That patient completed the RP103 study and continued on the extension study described below. The most frequently reported non-serious adverse events, or AEs, in the study were gastric intolerance symptoms.  Fifty-three AEs were scored as “possibly” or “probably” related to either study drug, and forty-three of fifty-three of the drug related AEs were scored as gastric intolerance symptoms.

We are conducting an ongoing, extension study in which all patients completing the Phase 3 clinical trial may elect to continue on RP103 treatment and are monitored for WBC cystine levels and safety parameters.  The extension study will provide at least six months of safety data for each patient and will be part of our New Drug Application filing.  Forty out of forty-one patients who completed the Phase 3 clinical trial elected to enroll in the extension study.  Thirty-eight of such patients remain in the extension study.  Thirty-two patients have been on RP103 in the extension study for at least 6 months.  We plan to submit our Phase 3 clinical trial data for publication in the coming months.

In a related clinical trial, we performed a bioequivalence study between RP103 administered as whole capsules and RP103 administered as capsule contents sprinkled onto applesauce.  As a significant number of cystinosis patients are too young to take whole capsules, this result may enable us to expand enrollment in the extension study to patients who are too young to swallow whole capsules and were therefore ineligible for the pivotal Phase 3 clinical trial protocol.

With respect to RP103 for the treatment of cystinosis, we expect to file an NDA with the FDA and a marketing authorization application, or an MAA, with the EMA, in the first calendar quarter of 2012. In October and November 2011, we had a pre-NDA meeting with the FDA and a pre-MAA meeting with the EMA, respectively, resulting in no change to our expected NDA or MAA filing timelines. If RP103 is approved by the FDA or EMA for the treatment of cystinosis, we plan to commercialize RP103 in the US or Europe by ourselves.  However, we may enter into marketing partnerships for certain markets outside of the US and Europe.

Development of RP104 for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH

In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of RP104 for the treatment of NASH in juvenile patients.   In May 2010, we presented positive Phase 2a clinical trial results from our pilot study of delayed-release cysteamine bitartrate in 11 adolescent patients with NASH, a progressive form of liver disease believed to affect 5% to 11% of the US population. The results were presented at the Digestive Disease Week 2010 conference in New Orleans, Louisiana on May 2, 2010.   Our open-label Phase 2a clinical trial was conducted under a collaboration agreement with UCSD at UCSD's General Clinical Research Center. Eligible patients with baseline levels of the liver enzymes alanine transaminase, or ALT, and aspartate aminotransferase, or AST, that were at least twice that of normal levels, were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of delayed-release cysteamine bitartrate (a prototype of our RP104) for six months, followed by a six-month post-treatment monitoring period.

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

There are no currently approved drug therapies for NASH, and patients are limited to lifestyle changes such as diet, exercise and weight reduction to manage the disease. RP104 may provide a potential treatment option for patients with NASH. Although NASH is most common in insulin-resistant obese adults with diabetes and abnormal serum lipid profiles, its prevalence is increasing among juveniles as obesity rates rise within this patient population. Although most patients are asymptomatic and feel healthy, NASH causes decreased liver function and can lead to cirrhosis, liver failure and end-stage liver disease.

We are currently working with our clinical trial material manufacturer to produce RP104 for our next potential clinical trial in NASH and are preparing an IND submission in late calendar 2011 in anticipation of such clinical trial.  We are in late stages of discussions to collaborate with a national health organization for the clinical development of RP104 in juveniles with NASH.  Assuming we receive the anticipated level of grant support from this organization, we anticipate initiating our Phase 2b clinical trial for RP104 in the first half of calendar 2012 and releasing the top-line Phase 2b clinical trial data in the second half of calendar 2013.

Development of RP103 for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the US and a comparable number of people in Europe. We are not aware of any treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase 2 clinical trial investigating RP103 in HD patients, which began in October 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France are being set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto RP103 and all non-placebo patients continuing on RP103 for up to another 18 months.  The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS.  We were granted Orphan Drug Designation in the US by the FDA for cysteamine as a potential treatment for HD in 2008 and are in the process of applying for Orphan Drug Designation in the E.U.

We anticipate reaching full enrollment for our Phase 2 clinical trial for RP103 in patients with HD in the fourth quarter of calendar 2011 and we anticipate releasing the top-line Phase 2 clinical trial data in the middle of calendar 2013.

  In June 2010, we acquired an exclusive worldwide license to intellectual property related to the potential treatment of HD from the Weizmann Institute of Science in Israel and Niigata University in Japan.  The Weizmann and Niigata patents cover the use of transglutaminase inhibitors, a class of molecules chemically similar to cysteamine, in the potential treatment of HD and other neurological disorders.  These patents add to our portfolio of intellectual property related to our programs utilizing RP103/RP104.

Other Clinical-Stage Product Candidates

We have two other clinical-stage product candidates.

Convivia™ for Liver Aldehyde Dehydrogenase Deficiency

Convivia™ is our proprietary oral formulation of 4-methylpyrazole, or 4-MP, intended for the potential treatment of acetaldehyde toxicity resulting from alcohol consumption in individuals with ALDH2 deficiency, which is an inherited disorder of the body’s ability to breakdown ethanol, commonly referred to as alcohol intolerance. 4-MP is presently marketed in the US and E.U. in an intravenous form as an anti-toxin. Convivia™ is designed to lower systemic levels of acetaldehyde (a carcinogen) and reduce symptoms, such as tachycardia and flushing, associated with alcohol consumption by ALDH2-deficient individuals.

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

Tezampanel for Anti-Platelet Therapy

     Thrombosis is a major cause of morbidity and mortality in the United States. In addition to deep vein thrombosis and pulmonary embolus, thrombotic mechanisms predominate as the basis for both heart attack and stroke. During thrombosis, platelets become activated, a process involving a cascade of signaling factors, ultimately leading to aggregation and the formation of a solid mass, the thrombus, within blood vessels.

In addition to such well-known platelet signaling molecules as thromboxane A2 (blocked by aspirin) and adenosine diphosphate (blocked by Plavix®), research conducted at JHU, by Dr. Craig Morrell and Dr. Charles Lowenstein demonstrated the importance of glutamate release in promoting platelet activation and thrombosis. This research showed that platelets treated with an AMPA/kainate receptor antagonist such as tezampanel are more resistant to glutamate-induced aggregation than untreated platelets. Glutamate release by a platelet acts to stimulate release of glutamate from other platelets, potentiating aggregation and the formation of the thrombus. Released glutamate acts by binding cell surface glutamate receptors expressed on platelets themselves. One particular type of the glutamate receptor is important in platelet activation, the AMPA receptor. Compounds that specifically activate the AMPA receptor can increase platelet activation. Conversely, compounds that inhibit the AMPA receptor decrease platelet activation.

This identifies the AMPA/kainate receptors on platelets targeted by tezampanel as a new antithrombotic target with a different mechanism of action than Plavix®, aspirin or tPA. Tezampanel is a molecule developed by Eli Lilly and licensed to us. Tezampanel has been shown to inhibit human platelet activation, subsequent human platelet aggregation, and thrombosis in mice. The inventors of this novel technology are Dr. Lowenstein and Dr. Morrell, currently at the University of Rochester in New York. The use of glutamate receptor antagonists as anti-platelet agents is covered by PCT/US08/00559, assigned to JHU and exclusively licensed to us.

Tezampanel has been extensively tested in Phase 1 clinical trials for safety in various indications. The drug candidate has been demonstrated to be safe over a wide range of doses, without any serious adverse events and without any major abnormal laboratory tests. Human pharmacokinetics of tezampanel are well characterized.

In collaboration with Dr. Lowenstein and Dr. Morrell, we are preparing to conduct a Phase 1 clinical trial in healthy volunteers to determine the efficacy of tezampanel in blocking platelet activation and aggregation.  We anticipate this early-stage trial to commence by the end of 2011.

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

In June 2009, we entered into a collaboration and licensing agreement with F. Hoffman — La Roche Ltd. and Hoffman—La Roche Inc., or Roche, to evaluate therapeutic delivery across the blood-brain barrier utilizing NeuroTrans™. Under the terms of the agreement, Roche has funded studies of select molecules attached to NeuroTrans™. Following some initial studies, Roche decided to terminate its agreement with us effective October 2011.    We are currently reviewing potential out-licensing opportunities for NeuroTrans™ and continue to maintain the program’s intellectual property portfolio.

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

Purchase of Convivia™

In October 2007, prior to the 2009 Merger, Raptor Pharmaceuticals Corp. purchased certain assets of Convivia, Inc., or Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. Raptor Pharmaceuticals Corp. hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as the President of its clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call Convivia™, Raptor Pharmaceuticals Corp. issued to Convivia 46,625 shares of our common stock, an additional 46,625 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing Convivia™ with Patheon. In March 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 23,312 shares of our common stock pursuant to the Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for Convivia™ and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone.   In July 2010, we issued 11,656 shares of our restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan.  In the aggregate, we have issued to Mr. Daley, 58,281 shares of our common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

Purchase of RP103/RP104

In December 2007, prior to the 2009 Merger, through a merger between Encode Pharmaceuticals, Inc., or Encode, and Raptor Therapeutics, Raptor Pharmaceuticals Corp. purchased certain assets, including the clinical development and commercial rights to RP103/RP104. Under the terms of and subject to the conditions set forth in the merger agreement, Raptor Pharmaceuticals Corp. issued 802,946 shares of its common stock to the stockholders of Encode, or Encode Stockholders, options, or Encode Options, to purchase up to, in the aggregate, 83,325 shares of its common stock to the optionholders of Encode, or Encode Optionholders, and warrants, or Encode Warrants, to purchase up to, in the aggregate, 256,034 shares of its common stock to the warrantholders of Encode, or Encode Warrantholders, and together with the Encode Stockholders and Encode Optionholders, referred to herein collectively as the Encode Securityholders, as of the date of such agreement.  The Encode Securityholders are eligible to receive up to an additional 559,496 shares of our common stock, Encode Options and Encode Warrants to purchase our common stock in the aggregate based on certain triggering events related to regulatory approval of RP103/RP104, an Encode product program, if completed within the five year anniversary date of the merger agreement.

As a result of the Encode merger, we received the exclusive worldwide license to RP103/RP104, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied as of August 31, 2011, 2010 and 2009 by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. To date, we have accrued $520,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, HD and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the US Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial position.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency

Our consolidated functional currency is the US dollar.  Raptor Pharmaceuticals Europe B.V., or the BV, our  European subsidiary, records its functional currency as the European Euro.  At quarter end, the BV’s balance sheet is translated into US dollars based upon the quarter end exchange rate, while its statement of operations is translated into US dollars based upon an average of the Euro’s value between the beginning and end date of the reporting period.  The BV’s equity is adjusted for any translation gain or loss.

 Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, accrued liabilities and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our consolidated financial statements.  The warrant liability is carried at fair value which is determined using the Black-Scholes option valuation model at the end of each reporting period.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  We maintain cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  We have not experienced any losses on these investments.  Restricted cash represents compensating balances required by our US and European banks as collateral for credit cards.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as RP103 and RP104), to the RAP technology (written off as of August 31, 2011, but reflected in the August 31, 2010 balance sheet), to an out-license acquired in the 2009 Merger and the rights to tezampanel. The intangible assets related to RP103/RP104 and the RAP technology (prior to being written off) are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.  The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until development is completed, but will be tested annually for impairment.

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

 Common Stock Warrant Liabilities

The warrants issued by us in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving us.  This provision requires these warrants to be classified as liabilities and to be marked to market at each period end commencing on August 31, 2010. The warrants issued by us in our December 2009 equity financing contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, we have classified the warrants as liabilities and will mark them to fair value at each period end.  The common stock warrants are re-measured at the end of every reporting period with the change in value reported in our consolidated statements of operations.  Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise. Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.

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

Research and Development

We are a development stage biotechnology company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses.  Research and development expenses are offset by contra-expenses which are reimbursements of research and development expenses received either from research collaborators or from government grants or tax rebates.

In-Process Research and Development

Prior to September 1, 2009, we recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually.  Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. In-process research and development that is amortized or expensed is recorded as part of research and development expenses on our statements of operations. We review each product candidate acquisition to determine the existence of in-process research and development.

Comprehensive Loss

Components of comprehensive loss are reported in our consolidated statements of operations in the period in which they are recognized. The components of comprehensive loss include net loss and foreign currency translation adjustments.

Stock-Based Compensation

In February 2010, our board of directors approved, and in March 2010 our stockholders approved, our 2010 Equity Incentive Plan, or the 2010 Plan, to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan.  Our board of directors has determined not to make any new grants under any of our former plans, but rather under the 2010 Plan.  The 2010 Plan’s term is ten years and allows for the granting of options to employees, directors and consultants.  On April 7, 2011, our stockholders passed amendments to the 2010 Plan which allow for an increase of the grant pool based upon 5% of our common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000,000 shares.  The April 7, 2011 and August 31, 2011 increases added 1,629,516 and 1,778,459 shares, respectively, available for grant under the 2010 Plan.  The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the 2010 Plan, as amended.  In September 2011, our board of directors approved an amended and restated form of award agreement to the 2010 Plan, which will be used for awards granted on or after September 22, 2011.  The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the 2010 Plan that are vested as of such termination date due to (a) an employee’s or a non-employee director’s retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director’s board membership for reasons other than for cause or retirement and (c) an employee’s or a non-employee director’s death (during his or her continuous service with us or within 90 days’ of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with us.

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

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with ASC Topic 718, Accounting for Compensation Arrangements, or ASC Topic 718 (previously listed as Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R)), and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

In March 2005, the FASB issued ASC Topic 718 (previously listed as Staff Accounting Bulletin No. 107), which offers guidance for what was previously referred to as SFAS 123(R). ASC Topic 718 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. ASC Topic 718 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by ASC Topic 718 include valuation models, expected volatility and expected term.

For the year ended August 31, 2011, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 1.6 to 2.4%; 6 year expected life; 88 to 116% volatility; 2.5% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven and five years (average); the expected life of six years was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when we are at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage.  If factors change and different assumptions are employed in the application of ASC Topic 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 7 of our consolidated financial statements for a further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. Stock options issued to consultants are accounted for in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (previously listed as Emerging Issues Task Force, or EITF, Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

Results of Operations

Years ended August 31, 2011 and 2010

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits, pre-commercial expenses, such as reimbursement and marketing studies, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.  General and administrative expenses for the year ended August 31, 2011 increased by approximately $2,457,000 compared to the prior fiscal year. The increase was primarily due to:

Reason for Increase (Decrease)	Increase (Decrease) in $ Thousands
Stock option grants in FYE 2011 some with 25% up front vesting, non-cash expense	1,378
Additional commercial operations and business development consulting in FY 2011	654
Salary increases, new hires and increase in bonuses in FY 2011 including payroll tax effect	309
401(K) match for all employees in FY 2011	149
Increase in travel due to addition of new employees and new consultants in FY 2011	147
Increase in Delaware franchise taxes due to increase in Company value	111
Reduction in legal expenses related to clinical site agreements not repeated in FY 2011	(99)
Reduction in costs related to investor relations which were higher in FY 2010 due to the 2009 reverse merger	(137)
Increase in human resources costs allocated to R&D due to increase in 401(K) matching during FY 2011 and benefits attributable to new hires	(231)
Various other	176
General and Administrative increase year ended August 31, 2011 vs. August 31, 2010	2,457

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses  Research and development expenses for the year ended August  31, 2011 increased by approximately $5,454,000 over the prior fiscal year primarily due to:

Reason for Increase (Decrease)	Increase (Decrease) in $ Thousands
Increase in clinical costs including materials, CRO fees and site fees related to RP103	5,832
Salary increases, new hires and increase in bonuses in FY 2011 including payroll tax effect	381
Stock option grants in FY 2011 some with 25% up front vesting, non-cash expense	361
Clinical materials related to thrombosis study	250
Increase in human resources costs allocated to R&D due to increase in 401(K) matching during FY 2011 and benefits attributable to new hires	231
Increase in regents due to additional assay testing in FY 2011	152
Write off of NeuroTransTM net asset in FY 2011, non-cash	108
Milestone payments made in FY 2010 not repeated in FY 2011	(170)
Reduction in clinical consulting fees due to hiring in-house expertise in 2nd half of FY 2010	(658)
Tax grant and other program expense reimbursements received in FY 2011	(990)
Various other	(43)
Research and Development increase year ended August 31, 2011 vs. August 31, 2010	5,454

Research and development expenses include the following: (in $ millions)

			Year ended August 31,
Major Program (stage of development)	Estimated next 12 months	Cumulative through August 31, 2011	2011	2010
RP103/RP104 – All Indications (clinical/pre-commercial)	15.6	21.7	10.5	6.2
ConviviaTM (clinical)	(0.1)	2.5	0.1	0.1
HepTideTM (preclinical)	0.1	1.6	-	-
NeuroTransTM (preclinical)	-	0.5	0.1	0.1
WntTideTM (preclinical)	0.2	0.4	-	0.1
Minor or Inactive Programs	0.1	1.1	0.3	0.1
R & D Personnel and Other Costs Not Allocated to Programs	5.2	11.4	3.8	2.7
Total Research & Development Expenses	21.1	39.2	14.8	9.3

Major Program expenses recorded as general and administrative expenses: (in $ millions)

			Year ended August 31,
Major Program (stage of development)	Estimated next 12 months	Cumulative through August 31, 2011	2011	2010
RP103/RP104 – All Indications (clinical and pre-commercial)	5.91	1.12	0.78	0.14
ConviviaTM (clinical)	0.05	0.27	0.10	0.08
HepTideTM (preclinical)	0.05	0.36	0.04	0.15
NeuroTransTM (preclinical)	0.05	0.24	0.04	0.05
WntTideTM (preclinical)	0.06	0.17	0.04	0.07

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of RP103 for the treatment of cystinosis (approximately $470,000, $470,000 and $5.8 million for the year ended August 31, 2011, the cumulative period from September 8, 2006 (inception) to August 31, 2011 and estimated for the next 12 months, respectively).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors” for further discussion about the risks and uncertainties pertaining to drug development.

Current Status of Major Programs

Please refer to the prior provisions of this Item 7 of this Annual Report on Form 10-K for a detailed discussion of each of our major programs. In summary, RP103/RP104 is being developed in cystinosis, NASH and HD. In July 2011, we announced that our Phase 3 clinical trial of RP103 for the treatment of cystinosis met its sole primary clinical endpoint and in November 2009, we released data from our Phase 2b clinical trial. We plan to file for marketing approval of RP103 for cystinosis in the first calendar quarter of 2012.  In May 2010, we presented the data from our NASH Phase 2a clinical trial and are reformulating the drug product candidate RP104 for a potential Phase 2b trial in early calendar 2012. In October 2010, our collaborator commenced a Phase 2a clinical trial of RP103 in HD patients and we anticipate full enrollment by the end of calendar 2011 with potential data by mid-calendar 2013.

Our ConviviaTM product candidate completed its initial clinical study in 2008 and in June 2010, we licensed Convivia TM to Uni Pharma for further clinical development in Taiwan, with an option to develop ConviviaTM in South Korea.  We continue to seek other potential partners for ConviviaTM in other Asian countries where its potential market exists. We are seeking to out-license our tezampanel product candidate and are preparing for a Phase 1 clinical trial for the potential treatment of thrombotic disorder. HepTideTM will be undergoing further preclinical proof of concept studies and WntTideTM and NeuroTransTM are being considered for potential out-licensing for further development.  All preclinical product candidates will require further study prior to potentially moving into a clinical phase of development.

Interest Income

Interest income for the years ended August 31, 2011 and 2010 was nominal.

Interest Expense

Interest expense for the years ended August 31, 2011 and 2010 was nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain (loss) for the years ended August 31, 2011 and 2010 was nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(16.3) million for the year ended August 31, 2011 compared to a loss of approximately $(5.9) million for the year ended August 31, 2010, an increase in loss of approximately $10.4 million resulting from an increase in our common stock price of $1.75 per share.  These losses are non-cash.

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

Reason for Increase (Decrease)	Increase (Decrease) in $ Thousands
Legal expenses for clinical trial agreements, licenses and establishment of a European subsidiary	274
Additional investor relations costs relating to press releases and annual meeting costs in fiscal 2010 due to the 2009 Merger	258
Transfer agent and NASDAQ fees related to 2009 Merger and two post-2009 Merger financings in fiscal 2010 that did not occur in fiscal 2009	197
Cash bonuses paid or accrued in fiscal 2010 that did not occur in fiscal 2009. Fiscal 2009 bonuses were paid in March 2010.	196
Additional accounting and professional fees related to the 2009 Merger	165
Salary increases in fiscal 2010 retroactive to September 1, 2009	137
Increase in clinical patents application costs	122
Increase in administrative consulting related to business development and in support of the European subsidiary	115
Decrease in stock option expense due to options that were fully vested in fiscal 2009	(153)
Decrease in legal expenses incurred in fiscal 2009 for the 2009 Merger that did not occur in fiscal 2010	(215)
Increase in G&A costs allocated to R&D. G&A costs are allocated based upon headcount, which increased in R&D in fiscal 2010.	(348)
Various other	284
General and Administrative increase year ended August 31, 2010 vs. August 31, 2009	1,032

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

Reason for Increase (Decrease)	Increase (Decrease) in $ Thousands
Clinical costs of preparing for and commencement of Phase 3 cystinosis trial	1,582
Manufacture of RP103 for cystinosis and HD clinical trials	1,188
Increase in executive costs attributable to salary increases and bonuses paid/accrued to executives which were allocated to R&D	348
Hiring of CMO in April 2009, salary increases retroactive to Sept. 1, 2009, addition of director of clinical operations in March 2010	312
Collaboration reimbursement received in fiscal 2009 not repeated in fiscal 2010	300
Cash bonuses paid/accrued in fiscal 2010 that did not occur in fiscal 2009. Fiscal 2009 bonuses were paid in March 2010.	113
Reduction of reagent purchases by preclinical development	(257)
Reduction of HepTide and WntTide preclinical studies	(306)
Reduction of R&D consultants replaced by CMO, Director of Program Mgmt. and Director of Clinical Operations	(602)
Various other	86
Research and Development increase year ended August 31, 2010 vs. August 31, 2009	2,764

Research and development expenses include the following: (in $ millions)

		Year ended August 31,
Major Program (stage of development)	Cumulative through August 31, 2010	2010	2009
RP103/RP104 – All Indications (clinical)	11.2	6.2	4.0
ConviviaTM (clinical)	2.2	0.1	0.4
HepTideTM (preclinical)	1.6	-	0.4
NeuroTransTM (preclinical)	0.4	0.1	(0.3)
WntTideTM (preclinical)	0.4	0.1	0.1
Minor or Inactive Programs	0.8	0.1	0.1
R & D Personnel and Other Costs Not Allocated to Programs	7.6	2.7	1.9
Total Research & Development Expenses	24.2	9.3	6.6

Major Program expenses recorded as general and administrative expenses: (in $ millions)

		Year ended August 31,
Major Program (stage of development)	Cumulative through August 31, 2010	2010	2009
RP103/RP104 – All Indications (clinical)	0.34	0.14	0.12
ConviviaTM (clinical)	0.17	0.08	0.05
HepTideTM (preclinical)	0.32	0.15	0.07
NeuroTransTM (preclinical)	0.20	0.05	0.05
WntTideTM (preclinical)	0.13	0.07	0.01

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

 Interest Income

Interest income decreased by $11,043 for the year ended August 31, 2010 compared to the prior fiscal year due to the reduction of interest rates.

Interest Expense

Interest expense for the years ended August 31, 2010 and 2009 was nominal.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased by $457 for the year ended August 31, 2010 compared to the prior fiscal year due to the addition of a Euro-denominated bank account and subsidiary in fiscal 2010 resulting from the creation of a European subsidiary to manage our European clinical trials.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants increased by $(5.9) million resulting in an increase to our net loss for the year ended August 31, 2010 compared to the prior fiscal year due to the fact that there was no warrant liability recorded in the prior fiscal year.

Liquidity and Capital Resources

Capital Resource Requirements

As of August 31, 2011, we had approximately $15.3 million in cash, cash equivalents and restricted cash, approximately $26.7 million in current liabilities (of which $23.6 million represented the non-cash common stock warrant liability) and approximately ($11.0) million of net working capital deficit. Our forecasted average monthly cash expenditures for the next twelve months are approximately $2.7 million.

We believe our cash and cash equivalents as of September 30, 2011 of approximately $56.1 million (which includes approximately $42.9 million of net proceeds in connection with our underwritten public offering of shares of our common stock that was announced on September 13, 2011) will be sufficient to meet our obligations at least through the first calendar quarter of 2013.

Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2011 with respect to this uncertainty. We may need to generate significant revenue or raise additional capital to continue to operate as a going concern beyond the first calendar quarter of 2013. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale  of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million.  Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately.  The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014.  The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011.  The investor warrants have a per share exercise price of $2.45.  In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock.  As of September 30, 2011, 317,529 shares of our common stock have been issued upon exercise of the Series A Warrants, 1,873,779 shares of our common stock have been issued upon exercise of the Series B Warrants and 74,951 shares of our common stock have been issued upon exercise of the placement agent warrants.  As of September 30, 2011, Series A warrants to purchase up to 1,556,250 shares of our common stock were outstanding.

On August 9, 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. The placement agent for the 2010 Private Placement was issued one warrant to purchase 97,952 shares of our common stock at an exercise price of $3.075 per share, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement.  As of September 30, 2011, 357,724 shares of our common stock have been issued upon exercise of the warrants.  As of September 30, 2011, warrants to purchase up to 4,637,842 shares (including the placement agent warrants) of our common stock were outstanding.

On September 13, 2011, we announced the closing of an underwritten public offering of shares of our common stock at a price to the public of $4.00 per share.  The shares sold in the offering included 10.0 million shares of our common stock plus an additional 1.5 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option we granted to them.  Total gross proceeds to us in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) were $46.0 million, before underwriting discounts and commissions.  The offering resulted in net proceeds to us of approximately $42.9 million after deduction of underwriting discounts and other offering expenses payable by us.  We expect to use the net proceeds from the offering to fund our commercial and pre-commercial efforts, clinical and preclinical development programs and other general corporate activities.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin, our licensing agreements with Washington University, UCSD, Yeda or UA, or due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin, the rights to Mesd licensed to us by Washington University, the rights to RP103 and RP104 licensed to us by UCSD, and the rights licensed to us by Yeda and UA, depending on which agreement is breached.

For the next 12 months we intend to expend a total of approximately $31.9 million to implement our operating plan of preparing for commercial launch of RP103 for the treatment of cystinosis, continued research and development of our RP103 and RP104 clinical programs, our RAP based platform, our licensed technologies, as well as continuing business development efforts for our other clinical-stage product candidates.  Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated spending for the next 12 months:	In millions
Research and development activities	$17.6
Research and development compensation and benefits	3.4
General and administrative and pre-commercial activities	7.3
General and administrative compensation and benefits	3.6
Capital expenditures	-
Total estimated spending for the next 12 months	$31.9

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for RP103 and RP104, improve upon our RAP-based and in-licensed technology and continue business development efforts for our preclinical and other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidates, RP103 and RP104, clinical trials, clinical and medical advisors and consulting and collaboration fees.  We anticipate our research and development costs for the next 12 months, excluding in-house research and development compensation, will be approximately $17.6 million.

Officer and Employee Compensation

We have seven executive officers, one permanent scientific staff member, three permanent clinical development staff members and one permanent finance staff member.  We plan on adding several personnel in the areas of sales and marketing, regulatory, medical affairs, quality and finance.  We anticipate spending up to approximately $7.0 million in officer and employee compensation during the next 12 months, of which $3.4 million is allocated to research and development expenses and $3.6 million is allocated to general and administrative expenses.

General and Administrative

We anticipate spending approximately $7.3 million on general and administrative costs in the next 12 months. These costs will consist primarily of pre-commercial activities in anticipation of approval and launch of RP103 for cystinosis, legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses, excluding finance and administrative compensation.

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

Contractual Obligations with UCSD

As a result of the merger of our clinical subsidiary and Encode, we received the exclusive worldwide license to RP103/RP104, or the License Agreement for use in the field of human therapeutics for metabolic and neurologic disorders, developed by clinical scientists at the UCSD, School of Medicine. RP103/RP104 is a proprietary, delayed-release, enteric-coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as cystinosis, a lysosomal storage disease. The active ingredient in RP103/RP104 has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as HD and NASH.

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products—which as of August 31, 2011, 2010 and 2009 we satisfied by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs —pursuant to the License Agreement. To date, we have accrued $520,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the years ended August 31, 2011, 2010, 2009, 2008, 2007 and for the period September 8, 2005 (inception) to August 31, 2006, our independent registered public accounting firm, Burr Pilger Mayer, Inc., included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update, or ASU, 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires us to perform Step 2 if it is more likely than not that a goodwill impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted these standards on September 1, 2011 and are currently assessing the impact that ASU 2010-28 will have on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is an update that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements and expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   This standard is effective prospectively for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted these standards on September 1, 2011, which will impact our financial disclosure for any business combinations entered into on or after September 1, 2011.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 is intended to result in convergence between US GAAP and International Financial Reporting Standards, or IFRS, requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying US GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt these standards on March 1, 2012 and are currently assessing the impact they will have on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. We early adopted these standards as of August 31, 2011.  Because ASU 2011-05 impacts presentation only, it has no effect on our consolidated financial statements or on our financial condition.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment or ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We do not expect the provisions of ASU 2011-08 to have a material impact to our consolidated financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be filed in this item appears on pages F-1 to F-41 of this Annual Report on Form 10-K.

Documents filed as part of this Annual Report on Form 10-K:

Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 31, 2011 and 2010	F-3
Consolidated Statements of Comprehensive Loss for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008, 2009, 2010 and 2011	F-5
Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010 for the cumulative period from September 8, 2005 (inception) to August 31, 2011	F-11
Notes to Consolidated Financial Statements	F-12

PART II – FINANCIAL INFORMATION

ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:                                CONTROLS AND PROCEDURES

As of August 31, 2011, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of August 31, 2011, are effective at a reasonable assurance level.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2011.

     Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of August 31, 2011, as stated in their report, which is included under Part IV below.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                OTHER INFORMATION

None.

PART III

ITEM 10:                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our directors as of October 31, 2011.

Name	Age	Position(s) Held with the Company
Raymond W. Anderson (2)(3)	69	Director
Suzanne L. Bruhn, Ph.D.(1)(3)	48	Director
Richard L. Franklin, M.D., Ph.D. (1)(2)	66	Director
Llew Keltner, M.D., Ph.D. (1)(2)	61	Director
Erich Sager	53	Director
Vijay B. Samant(1)(3)	58	Director
Christopher M. Starr, Ph.D.	59	Chief Executive Officer and Director
Timothy P. Walbert(2)(3)	44	Director

(1)	Member of the Corporate Governance and Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Each of the current members of our board of directors has been elected to serve until our next annual meeting of stockholders or until their respective successors are duly elected and qualified.

Business Experience and Directorships

The following describes the background of our directors.

Raymond W. Anderson. Mr. Anderson has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of Raptor Pharmaceuticals Corp. since May 2006. Mr. Anderson worked at Dow Pharmaceutical Sciences, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International since December 31, 2008) from July 2003 until he retired in June 2010.  He had been its Managing Director since January 2009 and was previously its Chief Financial Officer and Vice President, Finance and Administration. Mr. Anderson has more than 30 years of biopharmaceutical/medical technology sector experience, primarily focused in financial management.  Prior to joining Dow in 2003, Mr. Anderson was Chief Financial Officer for Transurgical, Inc., a private medical technology company.  Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer at BioMarin from June 1998 to January 2002.  Prior to June 1998, Mr. Anderson held similar executive-level positions with other biopharmaceutical companies, including Syntex, Chiron, Glycomed and Fusion Medical Technologies.  Mr. Anderson also served as an officer in the US Army Corps of Engineers, as a strategic planner and operational profit and loss manager in General Electric and as a finance manager at Memorex.  Mr. Anderson holds an M.B.A. from Harvard University, an M.S. in Administration from George Washington University and a B.S. in Engineering from the United States Military Academy.  We nominated Mr. Anderson to the board of directors primarily due to his 30 years of healthcare experience in the areas of operations and finance.

Suzanne L. Bruhn, Ph.D. Dr. Bruhn has served as a director of Raptor Pharmaceutical Corp. since April 2011 and is Senior Vice President, Strategic Planning and Program Management for Shire Human Genetic Therapies (HGT), a division of Shire (NASDAQ: SHPGY) (LSE: SHP), specializing in the development and commercialization of treatments for orphan diseases. Since starting at Shire HGT in 1998, Dr. Bruhn has been responsible for establishing the program management function, driving strategic planning and portfolio management, and for global regulatory affairs. Dr. Bruhn has played a key role in the development, registration, and global expansion of Shire’s products REPLAGAL®, ELAPRASE®, and VPRIV®, as well as Shire HGT's portfolio expansion through acquisitions, including FIRAZYR®. Prior to Shire HGT, Dr. Bruhn held various positions at Cytotherapeutics, Inc., a biotechnology company. Dr. Bruhn holds a Ph.D. in Chemistry from MIT and was a Postdoctoral Fellow in the Department of Human Genetics at Harvard Medical School. We nominated Dr. Bruhn to the board of directors due to her extensive healthcare experience in the orphan disease arena.

Richard L. Franklin, M.D., Ph.D. Dr. Franklin has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of Raptor Pharmaceuticals Corp. since July 2008.  Dr. Franklin served as Chairman of the board of directors of SyntheMed, Inc., a biomaterials company engaged in the development and commercialization of medical devices, from June 2003 to September 2011 and as a director of SyntheMed, Inc., from December 2000 to September 2011. Dr. Franklin has served as the Chief Executive Officer and Director of Tarix Pharmaceuticals, a drug development company, since 2004 and as Chairman of Pathfinder, LLC, a regenerative medicine company, since 2009. Pathfinder, LLC and SyntheMed merged in September 2011, at which point the combined companies were renamed Pathfinder Cell Therapy, Inc., and Dr. Franklin became the Chief Executive Officer and a director.  Dr. Franklin received an M.A. in Mathematics from University of Wisconsin, a Ph.D. in Mathematics from Brandeis University and an M.D. from Boston University School of Medicine.  We nominated Dr. Franklin to the board of directors due to his experience as a CEO and chairman of various healthcare companies.

Llew Keltner, M.D., Ph.D. Dr. Keltner has served as a director of Raptor Pharmaceutical Corp. since September 2009. Since May 2011, Dr. Keltner has been the chief executive officer of AgonOx, a biotech company developing OX40 agonists for use in cancer therapy.  Dr. Keltner was the President of Novici Biotech, a privately-held gene and protein optimization firm, from 2010 to 2011. He is also Chief Executive Officer of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972. Dr. Keltner was Chief Executive Officer and President of Light Sciences Oncology, a privately-held biotechnology company developing a late stage, light-activated therapy for hepatocellular cancer and other solid tumors from 2001 to 2010. From 1997 to 2004, Dr. Keltner was Chief Executive Officer of Metastat, a development-stage biotech company focused on cancer metastasis.  Dr. Keltner holds positions on the boards of Infostat, Oregon Life Sciences, and Goodwell Technologies. He is a previous director on the boards of Light Sciences Corporation, Vital Choice, Thesis Technologies, Oread Companies, and MannKind Corporation. He has also been a scientific advisory board member at Lifetime Corporation, ASB Meditest, Oread Laboratories, Hall-Kimbrell, and aai Pharma. He is currently a member of the American Society of Clinical Oncology, American Medical Association, International Association of Tumor Marker Oncology, American Association of Clinical Chemistry, and Drug Information Association.  Dr. Keltner received an M.S. in Epidemiology and Biostatistics, a Ph.D. in Biomedical Informatics and an M.D. from Case Western Reserve University in Cleveland, Ohio.  Dr. Keltner has also authored several research publications.   We nominated Dr. Keltner to the board of directors due to his practical experience as a current chief executive officer of a life sciences company and due to his medical knowledge and network within the biotechnology industry.

 Erich Sager. Mr. Sager has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of Raptor Pharmaceuticals Corp. since May 2006. He was a founding partner of Limetree Capital SA, a Swiss-based investment banking boutique, where he served as Chairman from 2006 to 2011.  Mr. Sager also serves as Chairman and member of the board of directors at Calltrade Carrier Services AG, a European wholesale phone operator, and has held such position since 2004. He is also a current board member of Zecotek Medical Systems Inc. and Pulse Capital Corp. Mr. Sager served on the board of directors of BioMarin from November 1997 to March 2006 and as Chairman of LaMont Asset Management SA, a private investment management firm, from September 1996 until August 2004. Mr. Sager has held the position of Senior Vice President, Head of the Private Banking for Dresdner Bank (Switzerland) Ltd., Vice President, Private Banking, Head of the German Desk for Deutsche Bank (Switzerland) Ltd., and various positions at banks in Switzerland. Mr. Sager received a business degree from the School of Economics and Business Administration, Zurich, Switzerland.    We nominated Mr. Sager to the board of directors due to his knowledge of healthcare fundraising in Europe including through his experience at BioMarin.

Vijay B. Samant. Mr. Samant has served as a director of Raptor Pharmaceutical Corp. since April 2011 and is President and Chief Executive Officer of Vical Inc. (NASDAQ: VICL), a leader in the development of DNA vaccines for infectious diseases and cancer therapeutics. Prior to Vical, Mr. Samant spent more than 20 years in diverse U.S and international sales, marketing, operations, and business development positions with Merck & Company (NYSE: MRK), including Chief Operating Officer of the Merck Vaccine Division, Vice President of Vaccine Operations in the Manufacturing Division, Vice President of Business Affairs, and Executive Director of Materials Management. Mr. Samant has also been: a member of the Board of Trustees for the International Vaccine Institute (IVI, Seoul, Korea) since 2008; a member of the Board of Trustees for the National Foundation for Infectious Diseases (NFID, Bethesda, MD) since 2003; and a Director of the Aeras Global TB Vaccine Foundation from 2001 to 2010. Mr. Samant holds an S.M. from the Sloan School of Management at the Massachusetts Institute of Technology, as well as an M.S. in Chemical Engineering from Columbia University, and a B.S. in Chemical Engineering from the University of Bombay.  We nominated Mr. Samant to the board of directors due to his experience in running a public healthcare company and due to his background in sales and marketing and business development.

Christopher M. Starr, Ph.D., Chief Executive Officer. Dr. Starr has served as the Chief Executive Officer and a director of Raptor Pharmaceutical Corp. since September 2009.  Dr. Starr was a co-founder of Raptor Pharmaceuticals Corp. and has served as the Chief Executive Officer, President and director thereof since its inception in 2006. Dr. Starr has served as Chief Executive Officer of our wholly owned subsidiary, Raptor Pharmaceutical Inc., since its inception in September 2005. Dr. Starr co-founded BioMarin Pharmaceutical Inc. in 1997 where he last served as Senior Vice President and Chief Scientific Officer prior to joining us in 2006. As Senior Vice President at BioMarin, Dr. Starr was responsible for managing a Scientific Operations team of 181 research, process development, manufacturing and quality personnel through the successful development of commercial manufacturing processes for its enzyme replacement products, and supervised the cGMP design, construction and licensing of BioMarin’s proprietary biological manufacturing facility. From 1991 to 1998, Dr. Starr supervised research and commercial programs at BioMarin’s predecessor company, Glyko, Inc., where he served as Vice President of Research and Development. Prior to his tenure at Glyko, Inc., Dr. Starr was a National Research Council Associate at the National Institutes of Health. Dr. Starr earned a B.S. from Syracuse University and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York Health Science Center, in Syracuse, New York.  We nominated Dr. Starr to the board of directors due to his extensive experience at BioMarin Pharmaceutical where he was directly involved in the successful approval of two drugs for orphan indications.

Timothy P. Walbert.  Mr. Walbert has served as a director of Raptor Pharmaceutical Corp. since April 2011 and is Chairman, President and Chief Executive Officer of Horizon Pharma, Inc (NASDAQ: HZNP), a publicly traded biopharmaceutical company focused on developing and commercializing innovative medicines in arthritis, pain and inflammatory diseases. Prior to Horizon Pharma, Mr. Walbert was President, Chief Executive Officer and Director of IDM Pharma, Inc., a publicly traded oncology-focused biotechnology company. For more than 20 years, Mr. Walbert held executive positions in general management, corporate strategy, sales, US and international marketing and commercial operations at such biopharmaceutical industry leaders as Abbott Laboratories (NYSE: ABT), G.D. Searle/Pharmacia, Neopharm, Merck & Company (NYSE: MRK) and Wyeth. At. Abbott, Mr. Walbert served as divisional vice president and general manager, immunology at Abbott, leading the global development and launch of HUMIRA, which attained over six billion in 2010 sales.  Mr. Walbert serves on the board of directors of XOMA Ltd., the Biotechnology Industry Organization (BIO), the Illinois Biotechnology Industry Organization (iBIO) and the Greater Chicago Arthritis Foundation. Mr. Walbert holds a B.A. in Business and Marketing from Muhlenberg College.  We nominated Mr. Walbert to the board of directors due to his experience in commercial operations, business strategy and his experience leading a publicly traded biopharmaceutical company.

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
Our Audit Committee currently comprises Mr. Anderson, Dr. Franklin, Dr. Keltner and Mr. Walbert. Mr. Anderson has been designated as the “audit committee financial expert” as defined by the regulations promulgated by the SEC.  Our board of directors has determined that each member of the Audit Committee is independent as defined by NASDAQ and SEC rules applicable to audit committee members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than ten percent of a registered class of our equity securities, or 10% Stockholders, to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% Stockholders are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports furnished to us, we believe that during the fiscal year ended August 31, 2011, our directors, executive officers and 10% Stockholders timely filed all Section 16(a) reports applicable to them.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on the “Investors & Media–Corporate Governance” section of our website at www.raptorpharma.com and is reviewed and acknowledged by our directors and officers annually.  If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver in the “Investors & Media—Corporate Governance” section of our website at www.raptorpharma.com and/or in our public filings with the SEC.

Executive Officers

The following table sets forth the name, age, date first appointed to serve as an executive officer, and position held by each of our executive officers as of October 31, 2011. Our executive officers are elected by our board of directors on an annual basis and serve at the discretion of our board of directors or until their successors have been duly elected and qualified.

Name	Age	Position(s) Held with the Company
Christopher M. Starr, Ph.D.	59	Chief Executive Officer and Director
Todd C. Zankel, Ph.D.	48	Chief Scientific Officer
Thomas (Ted) E. Daley	48	President, Raptor Therapeutics
Patrice P. Rioux, M.D., Ph.D.	60	Chief Medical Officer, Raptor Therapeutics
Kim R. Tsuchimoto	48	Chief Financial Officer, Treasurer and Secretary
Kathlene L. Powell	52	Vice President, Quality Operations, Raptor Therapeutics
Marc P. (Patrick) Reichenberger	47	Vice President, Commercial Operations, Raptor Therapeutics

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

Thomas (Ted) E. Daley. As of September 29, 2009, Mr. Daley joined us as President and a board member of Raptor Therapeutics Inc., a wholly-owned indirect subsidiary acquired in the 2009 Merger.  Mr. Daley joined Raptor Therapeutics Inc. in September 2007 following the acquisition by it of Convivia, Inc., which Mr. Daley founded. Mr. Daley was co-founder, VP business development and chief operating officer of Instill Corporation, a leading electronic commerce services provider to the US foodservice industry. Between 1993 and 2001 Mr. Daley helped raise over $50.0 million in venture capital and build Instill to a 150+ person operation with a nationwide customer base. After leaving Instill, from 2001 and 2007, Mr. Daley served in executive and consulting roles to a number of technology startup companies including MetricStream, Inc., PartsRiver and Certicom Security. Prior to that time, Mr. Daley worked in operations management for Anheuser-Busch, Inc., and consulted to Gordon Biersch Brewing Company and Lion Breweries (New Zealand). Mr. Daley received a BS in Fermentation Science from University of California at Davis, and an M.B.A. from Stanford University.

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

Kathlene L. Powell.  As of April 2011, Ms. Powell was appointed our Vice President, Quality Operations of Raptor Therapeutics. Prior to that, Ms. Powell worked for Pacific BioDevelopment, LLC, a San Francisco-based biotechnology consulting group, where she most recently held the position of Vice President, Quality. During her nine years at Pacific BioDevelopment, Ms. Powell executed numerous quality and control initiatives for their client companies, including the development of CMC regulatory strategies and preparation of CMC sections of regulatory submissions; the selection and management of CMOs for the development, manufacture, and testing of drug substances and drug products; and the evaluation of quality control test methods, quality control data, stability programs, validation protocols and validation reports.  Prior to Pacific BioDevlopment, Ms. Powell held quality management positions at Genentech and Covance Biotechnology Services, Inc.  Ms. Powell received a B.A. in Chemistry from Doane College in Crete, Nebraska and an M.S. in Biochemistry from University of Missouri.

Patrick Reichenberger As of January 2011, Mr. Reichenberger was appointed our Vice President, Commercial Operations of Raptor Therapeutics.  Mr. Reichenberger has over 20 years of experience in biotech/pharma sales and marketing including orphan product development and commercialization. Prior to joining Raptor, from September 2004 to May 2010, Mr. Reichenberger served as Senior Director at XOMA LLC.  In this role Mr. Reichenberger led XOMA’s commercial development department with particular emphasis on XOMA 052, an anti IL 1 antibody for diabetes, cardiovascular disease and Behcet’s Uveits, an orphan disease.  Prior to XOMA, Mr. Reichenberger was an independent consultant to biopharma companies including XOMA.  From October 2000 to July 2003, Mr. Reichenberger managed marketing, sales, reimbursement and distribution at Questcor Pharmaceuticals supporting the re-launch of H.P. Acthar® Gel for the treatment of infantile spasm, an ultra-orphan, pediatric disease. Prior to Questcor, he held positions of increasing responsibility at Genentech, Athena Neurosciences, a division of Elan, and Parke-Davis Pharmaceuticals. Mr. Reichenberger has an M.B.A. from Pepperdine University, where he graduated with Honors, and a B.S. in Biology from University of California, Los Angeles.

Relationships Among Executive Officers and Directors

There are no family relationships among any of our directors or executive officers.

ITEM 11:                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of August 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,580,555	6.64	3,873,413
Equity compensation plans not approved by stockholders	-	-	-

Total	3,580,555	6.64	3,873,413

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 31, 2011, each beneficial owner (or group of affiliated beneficial owners) of more than five percent (5%) of any class of our voting securities, each of our named executive officers as of the end of the fiscal year ended August 31, 2011, each our directors and all of our executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Raptor Pharmaceutical Corp., 9 Commercial Blvd., Suite 200, Novato, CA 94949.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned	Number of Shares Subject to Options and Warrants (1)	Percentage of Outstanding Shares of Common Stock (2)
Columbia Management Investment Advisers, LLC (3)	3,720,000	-	7.9%
Entities affiliated with Deerfield Management Company, LP (4)	2,792,003	1,651,220	5.7%
Christopher M. Starr, Ph.D. (5)	1,017,577	318,208	2.1%
Ted Daley	246,857	141,953	*
Patrice P. Rioux, M.D, Ph.D.	123,549	123,549	*
Kim R. Tsuchimoto	164,488	163,906	*
Todd C. Zankel, Ph.D.	827,983	123,664	1.8%
Raymond W. Anderson	212,061	212,061	*
Suzanne L. Bruhn, Ph.D.	16,249	16,249	*
Richard L. Franklin, M.D., Ph.D.	102,054	102,054	*
Llew Keltner, M.D., Ph.D.	91,126	91,126	*
Erich Sager	564,077	328,623	1.1%
Vijay B. Samant	16,249	16,249	*
Timothy P. Walbert	16,249	16,249	*
All executive officers and directors as a group (14 persons)	3,442,684	1,698,056	3.7%

*	Less than one percent.

(1)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days of October 31, 2011, are counted as outstanding for computing the percentage held by each person holding such options or warrants but are not counted as outstanding for computing the percentage of any other person.

(2)	Based on 47,153,503 shares outstanding as of October 31, 2011.
(3)
Entities affiliated with Columbia Management Investment Advisers, LLC collectively hold an aggregate of 3,720,000 shares of our common stock.  The principal business address for Columbia Management Investment
Advisers, LLC is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.

(4)
Includes 446,042 shares and warrants to purchase 643,976 shares held by Deerfield Special Situations Fund, LP, and 694,741 shares and warrants to purchase 1,007,244 shares held by Deerfield Special Situations Fund International, Limited, as of September 29, 2011.  Deerfield Special Situations Fund, LP and Deerfield Special Situations Fund International, Limited, (or collectively, the “Deerfield Funds”) are affiliated with Deerfield Management Company, LP.  The Deerfield Funds were issued warrants to purchase an aggregate of 1,951,220 shares of common stock in the 2010 Private Placement.  However, these warrants are exercisable only to the extent that the number of shares beneficially held by the entities affiliated with Deerfield Management Company, LP does not exceed 9.999% of our outstanding stock and therefore, a portion of those warrants have not been counted as outstanding for purposes of computing the percentage held by the entities affiliated with Deerfield Capital Management, LP.  The principal business address of each of the Deerfield Funds is 780 3rd Avenue, 37th Floor, New York, NY  10017.

(5)
 Includes 699,369 shares our common stock owned by the Christopher M. and S.L. Starr Trust of which Dr. Starr is a co-trustee and beneficiary and shares voting and investment power, and options to purchase 318,208 shares of our common stock by Dr. Starr directly.

ITEM 13:                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Since September 1, 2010, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, persons who we know hold more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than: (i) compensation agreements and other arrangements, which are described elsewhere in this Annual Report on Form 10-K, and (ii) the transactions described below.

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

Pursuant to the terms of an asset purchase agreement, we and our wholly-owned subsidiary, Raptor Therapeutics Inc. purchased certain assets of Convivia, Inc., which was as of such time wholly-owned by Ted Daley (currently the President of Raptor Therapeutics Inc.).  Pursuant to the terms of that asset purchase agreement and Mr. Daley’s employment agreement, to date, in aggregate Mr. Daley has received 104,904 shares of our common stock and $90,000 in cash bonuses and may receive additional common stock and cash bonuses based on the successful development of our ConviviaTM development program. Mr. Daley was hired to develop the ConviviaTM product candidate along with other clinical-stage programs at Raptor Therapeutics Inc.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Since June 15, 2006, Burr Pilger Mayer, Inc. has served as our independent registered public accounting firm.

The following is a summary of the fees and services provided for our years ended August 31, 2011 and 2010.

Description of Services Provided by Burr Pilger Mayer, Inc.	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit Fees*	$215,622	$161,232
Audit Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	82,160	133,036
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	28,839	39,151
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	-	-
All Other Fees	-	-

* Audit Fees for August 31, 2011 includes unbilled audit fees for the year ended August 31, 2011, which is estimated to be $165,000.  Audit Fees for August 31, 2010 includes audit fees for the year ended August 31, 2010, billed and paid during the year ended August 31, 2011 totaling $111,926.

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

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required to be filed in this item appears on pages F-1 to F-41 of this Annual Report on Form 10-K.

Documents filed as part of this annual report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of August 31, 2011 and 2010	F-3

Consolidated Statements of Comprehensive Loss for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008, 2009, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011	F-11

Notes to Consolidated Financial Statements	F-12

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Index
1.1
Underwriting Agreement, dated September 8, 2011, by and between Raptor Pharmaceutical Corp. and JMP Securities LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2011).

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

4.19*
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.20	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.21	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.22	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.23	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.24	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
10.1#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2006).
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

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.7#
Form of Restricted Stock Unit Award Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

10.8#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Christopher Starr dated May 1, 2006 (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on May 26, 2006).

10.9#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Christopher Starr dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.10#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Todd Zankel dated May 15, 2006 (incorporated by reference to Exhibit 10.6 to Raptor Pharmaceuticals Corp.’s  Current Report on Form 8-K filed on May 26, 2006).

10.11#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.12#
Employment Agreement between Raptor Pharmaceuticals Corp. and Ms. Kim Tsuchimoto dated May 1, 2006 (incorporated by reference to Exhibit 10.7 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed on May 26, 2006).

10.13#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Ms. Kim Tsuchimoto dated January 1, 2009 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.14#
Employment Agreement between Raptor Therapeutics Inc. and Thomas E. Daley dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10-QSB filed  on January 14, 2008).

10.15#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Thomas E. Daley dated January 1, 2009 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.16#
Offer Letter from Raptor Therapeutics Inc. dated April 8, 2009 for Dr. Patrice Rioux (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed  on April 14, 2008).

10.17†#**	Offer Letter from Raptor Therapeutics Inc. dated January 1, 2011 for Patrick Reichenberger.
10.18†#**	Offer Letter from Raptor Therapeutics Inc. dated April 6, 2011 for Kathy Powell.
10.19#
2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp., as amended (incorporated by reference to Exhibit 4.3 to Raptor Pharmaceuticals Corp.’s Registration Statement on Form S-8 filed on February 28, 2007).

10.20#
2008 Plan Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K/A filed on December 23, 2008).

10.21
Asset Purchase Agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp.  and Convivia, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on January 14, 2008).

10.22
Merger agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Encode Pharmaceuticals, Inc. dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.23**
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

10.26
Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.27
Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.28**
Collaboration and License Agreement, effective June 3, 2009, among Hoffmann-La Roche Ltd,, Hoffmann-La Roche Inc. and the Registrant (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.29
First Amendment dated January 7, 2009 to Lease by and between TorreyPines Therapeutics, Inc. and HCP TPSP LLC dated July 18, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.30**
Amendment dated November 21, 2008 to Development and License Agreement by and between TPTX, Inc. and Eli Lilly and the Registrant, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.31
Securities Purchase Agreement, dated as of August 21, 2009, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.32	Raptor Form Indemnity Agreement dated on December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).

10.33
Placement Agent Agreement by and between the Registrant and Ladenburg Thalmann & Co. Inc. dated December 17, 2009 (incorporated by reference to Exhibit 1.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.34
Securities Purchase Agreement, dated December 17, 2009, by and between the Registrant and the investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.35#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Revised Definitive Proxy Statement, filed on February 5, 2010).
10.36#
2011 Plan Amendments to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 (File No. 333-173719), filed on April 25, 2011).

10.37
Purchase Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.38
Registration Rights Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.39#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).

10.40#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2011).

10.41
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on August 10, 2010).

10.42
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investor signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 10, 2010).

10.43
Registration Rights Agreement, dated August 12, 2010, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on August 13, 2010).

10.44**
Manufacturing Services Agreement, dated as of November 15, 2010, by and between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc. (incorporated by reference to Exhibit 10.53 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966).

10.45**
API Supply Agreement, dated November 15, 2010, by and between Raptor Therapeutics Inc. and Cambrex Profarmaco Milano (incorporated by reference to Exhibit 10.54 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed on November 22, 2010).
23.1†	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant
24.1†	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.19 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

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

                              Dated: November 14, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Christopher M. Starr Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2011
/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 14, 2011
/s/ Raymond William Anderson Raymond William Anderson	Director	November 14, 2011
/s/ Suzanne L. Bruhn Suzanne L. Bruhn, Ph.D.	Director	November 14, 2011
/s/ Richard L. Franklin Richard L. Franklin, M.D., Ph.D.	Director	November 14, 2011
/s/ Llew Keltner Llew Keltner, M.D., Ph.D.	Director	November 14, 2011
/s/ Erich Sager Erich Sager	Director	November 14, 2011
/s/ Vijay B. Samant Vijay B. Samant	Director	November 14, 2011
/s/ Timothy P. Walbert Timothy P. Walbert	Director	November 14, 2011

Financial Statements

The following consolidated financial statements of Raptor Pharmaceuticals Corp. and the Independent Registered Public Accounting Firm’s Report issued thereon, are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of August 31, 2011 and 2010	F-3

Consolidated Statements of Comprehensive Loss for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006 and the years ended August 31, 2007, 2008, 2009, 2010 and 2011	F-5

Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011	F-11

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Raptor Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Raptor Pharmaceutical Corp. and its subsidiaries (the “Company”) (a development stage enterprise) as of August 31, 2011 and 2010, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended August 31, 2011 and 2010 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Pharmaceutical Corp. and its subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended August 31, 2011 and 2010 and the cumulative amounts from September 8, 2005 (inception) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective September 29, 2009, the Company’s wholly-owned subsidiary, ECP Acquisition, Inc., merged with and into Raptor Pharmaceuticals Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 14, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
Burr Pilger Mayer, Inc.
San Francisco, California
November 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Raptor Pharmaceutical Corp.

We have audited the internal control over financial reporting of Raptor Pharmaceutical Corp. and its subsidiaries (the “Company”) (a development stage enterprise) as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary under the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Raptor Pharmaceutical Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Raptor Pharmaceutical Corp. and its subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended August 31, 2011 and 2010 and for the cumulative amounts from September 8, 2005 (inception) to August 31, 2011, and our report dated November 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Burr Pilger Mayer, Inc.
Burr Pilger Mayer, Inc
San Francisco, California
November 14, 2011

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$15,172,086	$16,953,524
Restricted cash	114,468	-
Prepaid expenses and other	415,944	285,898
Total current assets	15,702,498	17,239,422

Intangible assets, net	3,250,917	3,512,542
Goodwill	3,275,403	3,275,403
Fixed assets, net	76,997	93,249
Deposits	104,906	102,906
Deferred offering costs	151,783	166,015
Total assets	$22,562,504	$24,389,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable	$847,137	$637,321
Accrued liabilities	2,249,254	1,129,810
Common stock warrant liability	23,575,294	15,780,216
Deferred rent	24,136	2,673
Capital lease liability – current	3,953	4,865
Total current liabilities	26,699,774	17,554,885

Capital lease liability - long-term	9,778	1,811
Total liabilities	26,709,552	17,556,696

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized 35,569,188 and 30,076,758 shares issued and outstanding as at August 31, 2011 and 2010, respectively	35,569	30,077
Additional paid-in capital	73,817,083	47,617,449
Accumulated other comprehensive income (loss)	1,904	(7,854)
Deficit accumulated during development stage	(78,001,604)	(40,806,831)
Total stockholders’ equity (deficit)	(4,147,048)	6,832,841
Total liabilities and stockholders’ equity (deficit)	$22,562,504	$24,389,537

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

	For the year ended August, 31		For the period from September 8, 2005 (inception) to August 31, 2011
	2011	2010

Revenues:	$-	$-	$-

Operating expenses:
General and administrative	6,177,635	3,720,148	16,854,023
Research and development	14,788,301	9,334,080	39,237,290
Total operating expenses	20,965,936	13,054,228	56,091,313

Loss from operations	(20,965,936)	(13,054,228)	(56,091,313)

Interest income	44,836	25,701	372,440
Interest expense	(2,243)	(3,950)	(116,130)
Foreign currency transaction gain (loss)	29,319	(457)	28,862
Adjustment to fair value of common stock warrants	(16,300,749)	(5,894,714)	(22,195,463)
Net loss	(37,194,773)	(18,927,648)	(78,001,604)
Other comprehensive income (loss) Foreign currency translation adjustment	9,758	(7,854)	1,904
Comprehensive loss	$(37,185,015)	$(18,935,502)	$(77,999,700)

Net loss per share:
Basic and diluted	$(1.15)	$(0.85)

Weighted average shares
outstanding used to compute:
Basic and diluted	32,327,411	22,227,198

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

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

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the year ended August 31, 2007

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at September 1, 2006	6,908,222	$6,908	$5,109,118	$(969,250)	$4,146,776

Exercise of common stock warrants	765,422	766	1,969,234	—	1,970,000

Exercise of common stock options	3,380	3	8,697	—	8,700

Consultant stock-based compensation expense	—	—	95,731	—	95,731

Employee stock-based compensation expense	—	—	368,978	—	368,978

Net loss	—	—	—	(3,632,076)	(3,632,076)

Balance at August 31, 2007	7,677,024	$7,677	$7,551,758	$(4,601,326)	$2,958,109

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

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

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the year ended August 31, 2009

				Deficit accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	Capital	stage	Total

Balance at August 31, 2008	14,064,345	$14,064	$22,258,715	$(12,655,289)	$9,617,490

Exercise of common stock warrants	2,031,671	2,032	2,612,468	—	2,614,500

Consultant stock-based compensation expense	—	—	48,094	—	48,094

Employee stock-based compensation expense	23,312	23	354,471	—	354,494

Issuance of common stock and warrants for the sale of units in a private placement at $1.37 per unit, including placement agent warrants, net of fundraising costs of $293,724	1,738,227	1,739	2,090,538	—	2,092,277

Net loss	—	—	—	(9,223,894)	(9,223,894)

Balance at August 31, 2009	17,857,555	$17,858	$27,364,286	$(21,879,183)	$5,502,961

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the year ended August 31, 2010

	Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during development
	Shares	Amount	capital	loss	stage	Total

Balance at August 31, 2009	17,857,555	$17,858	$27,364,286	$—	$(21,879,183)	$5,502,961

Exercise of common stock warrants	196,736	197	474,822	—	—	475,019

Exercise of common stock options	37,881	38	63,984	—	—	64,022

Consultant stock-based compensation expense	—	—	78,327	—	—	78,327

Employee stock-based compensation expense	11,656	12	216,719	—	—	216,731

Common stock issued and warrants/options assumed with 2009 Merger	940,863	940	4,416,106	—	—	4,417,046

Issuance of common stock to LPC pursuant to an equity line facility at a $2.26 average per share purchase price, net of fundraising costs and commitment shares totaling $533,294	2,386,895	2,387	4,839,407	—	—	4,841,794

Issuance of common stock and warrants in a registered direct financing at $2.00 per unit, including placement agent warrants, net of fundraising costs of $1,246,658	3,747,558	3,748	6,243,062	—	—	6,246,810

Initial value of warrants issued in a registered direct financing	—	—	(1,863,615)	—	—	(1,863,615)

Issuance of common stock and warrants for the sale of units in a private placement at $3.075 per unit, including placement agent warrants, net of fundraising costs of $1,457,687	4,897,614	4,897	13,597,578	—	—	13,602,475

Initial value of warrants issued in 2010 private placement	—	—	(7,813,227)	—	—	(7,813,227)

Comprehensive loss	—	—	—	(7,854)	(18,927,648)	(18,935,502)
Balance at August 31, 2010	30,076,758	$30,077	$47,617,449	$(7,854)	$(40,806,831)	$6,832,841

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the year ended August 31, 2011

				Accumulated	Deficit accumulated
	Common stock		Additional paid- in	other comprehensive	during development
	Shares	Amount	capital	Income (loss)	stage	Total

Balance at August 31, 2010	30,076,758	$30,077	$47,617,449	$(7,854)	$(40,806,831)	$6,832,841

Exercise of common stock warrants	3,340,023	3,340	8,909,640	—	—	8,912,980

Exercise of common stock options	39,302	39	95,849	—	—	95,888

Consultant stock-based compensation expense	—	—	197,381	—	—	197,381

Employee stock-based compensation expense	—	—	1,919,604	—	—	1,919,604

Reclassification of the fair value of warrant liabilities upon exercise	—	—	8,505,671	—	—	8,505,671

Issuance of common stock to LPC pursuant to an equity line facility at a $3.35 average per share purchase price, net of fundraising costs and commitment shares totaling $174,202	2,113,105	2,113	6,571,489	—	—	6,573,602

Foreign currency translation gain	—	—	—	9,758	—	9,758

Net loss	—	—	—	—	(37,194,773)	(37,194,773)

Balance at August 31, 2011	35,569,188	$35,569	$73,817,083	$1,904	$(78,001,604)	$(4,147,048)

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended August 31,		For the cumulative period from September 8, 2005
	2011	2010	(inception) to August 31, 2011
Cash flows from operating activities:
Net loss	$(37,194,773)	$(18,927,648)	$(78,001,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	1,919,604	216,731	3,351,362
Consultant stock-based compensation expense	197,381	78,327	683,322
Fair value adjustment of common stock warrants	16,300,749	5,894,714	22,195,463
Amortization of intangible assets	153,500	152,250	550,958
Depreciation of fixed assets	77,592	72,241	500,773
Write-off of intangible assets and other intellectual property	108,125	-	348,750
Amortization of capitalized finder’s fee	-	-	102,000
Capitalized acquisition costs previously expensed	-	-	38,000
Changes in assets and liabilities:
Prepaid expenses and other	(130,046)	(79,407)	(316,506)
Intangible assets	-	-	(150,000)
Deposits	(2,000)	(2,700)	(104,907)
Accounts payable	209,816	23,744	847,137
Accrued liabilities	1,119,443	(2,264)	1,568,527
Deferred rent	21,463	2,673	24,031
Net cash used in operating activities	(17,219,146)	(12,571,339)	(48,362,694)
Cash flows from investing activities:
Purchase of fixed assets	(49,420)	(20,756)	(546,526)
Cash acquired in 2009 Merger	-	581,391	581,391
Investment in restricted cash	(114,468)	-	(114,468)
Net cash provided by (used in) investing activities	(163,888)	560,635	(79,603)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	22,555,278	39,941,278
Proceeds from the sale of common stock under an equity line	6,739,617	4,899,951	11,639,568
Proceeds from the exercise of common stock warrants	8,912,980	475,019	15,897,499
Proceeds from the exercise of common stock options	95,888	64,022	168,609
Fundraising costs	-	(2,719,857)	(4,175,181)
Deferred offering costs	(151,783)	-	(151,783)
Proceeds from the sale of common stock to initial investors	-	-	310,000
Proceeds from bridge loan	-	-	200,000
Repayment of bridge loan	-	-	(200,000)
Principal payments on capital lease	(4,864)	(4,118)	(17,511)
Net cash provided by financing activities	15,591,838	25,270,295	63,612,479
Foreign currency translation adjustment	9,758	(7,854)	1,904
Net increase (decrease) in cash and cash equivalents	(1,781,438)	13,251,737	15,172,086
Cash and cash equivalents, beginning of period	16,953,524	3,701,787	-
Cash and cash equivalents, end of period	$15,172,086	$16,953,524	$15,172,086
Supplemental cash flow information:
Interest paid	$2,243	$3,949	$14,129
Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financings	$-	$9,676,842	$16,310,414
Initial fair value of warrants issued to placement agents in connection with financings	$-	$208,660	$208,660
Common stock and warrants issued in connection with reverse merger	$-	$4,417,046	$4,417,046
Common stock issued as fee for equity line	$518,516	$309,121	$827,637
Acquisition of equipment in exchange for capital lease	$13,730	$-	$35,134
Notes receivable issued in exchange for common stock	$-	$-	$110,000
Common stock issued for a finder’s fee	$-	$-	$102,000
Common stock issued in asset purchase	$-	$-	$2,898,624
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

  On July 28, 2009, the Company and ECP Acquisition, Inc., a Delaware corporation, the Company’s then wholly-owned subsidiary (“merger sub”), entered into an Agreement and Plan of Merger and Reorganization (the “2009 Merger Agreement”), with Raptor Pharmaceuticals Corp., a Delaware corporation (“RPC”). On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, pursuant to a stock-for-stock reverse triangular merger (the “2009 Merger”), merger sub was merged with and into RPC and RPC survived the 2009 Merger as a wholly-owned subsidiary of the Company. Immediately prior to the 2009 Merger and in connection therewith, the Company effected a 1-for-17 reverse stock split of its common stock and changed its corporate name from “TorreyPines Therapeutics, Inc.” to “Raptor Pharmaceutical Corp.”

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
               (f/k/a  Bennu Pharmaceuticals Inc.)          (f/k/a Raptor Pharmaceutical Inc.)
(merged with TPTX, Inc. on August 30, 2010)
|
Raptor Pharmaceuticals Europe B.V. (Netherlands)

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Raptor is a publicly-traded biotechnology company dedicated to speeding the delivery of new treatment options to patients by enhancing existing therapeutics through the application of highly specialized drug targeting platforms and formulation expertise. The Company focuses on underserved patient populations where it can have the greatest potential impact. Raptor’s clinical division advances clinical-stage product candidates towards marketing approval and commercialization. Raptor’s clinical programs include DR Cysteamine or RP103 and RP104 for the potential treatment of nephropathic cystinosis, non-alcoholic steatohepatitis (“NASH”), and Huntington’s Disease.  Raptor also has ConviviaTM for the potential treatment of aldehyde dehydrogenase (“ALDH2”) deficiency, a clinical stage product candidate for which it has out-licensed to a Taiwanese firm and continues to seek additional Asian out-licenses or to form a development partnership franchise in Asia where ALDH2 deficiency is prevalent.  The Company is also developing tezampanel in a planned Phase 1 study for the potential treatment of thrombotic disorder.

Raptor’s preclinical division bioengineers novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein (“RAP”) and related proteins.  Raptor’s preclinical programs target cancer, and infectious diseases. The HepTide™ program is designed to utilize engineered RAP-based peptides conjugated to drugs to target delivery to the liver to potentially treat primary liver cancer and other liver diseases. WntTide™ is based upon Mesd and Mesd peptides that the Company is studying in a preclinical breast cancer model for WntTide™’s potential inhibition of Wnt signaling through LRP5, which may block cancers dependent on signaling through LRP5 or LRP6. NeuroTrans™ represents engineered RAP peptides created to target receptors in the brain and is currently being reviewed for out-licensing opportunities.

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

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., and Raptor Therapeutics Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), and August 1, 2007, respectively, and Raptor Pharmaceuticals Europe B.V. incorporated in the Netherlands on December 15, 2009. All inter-company accounts have been eliminated. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through August 31, 2011, the Company had accumulated losses of approximately $78.0 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents as of September 30, 2011 of approximately $56.1 million (which includes approximately $42.9 million of net proceeds from a follow-on public offering announced on September 13, 2011) will be sufficient to meet the Company’s obligations at least through the first calendar quarter of 2013.  Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. The Company cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements for the years ended August 31, 2011 and 2010 and for the period from September 8, 2005 (inception) to August 31, 2011. The November 14, 2011 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue to date.

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

(c) Functional Currency

The Company’s consolidated functional currency is the US dollar.  Raptor Pharmaceuticals Europe B.V. (the “BV”), the Company’s European subsidiary, records its functional currency as the European Euro.  At each quarter end, the BV’s balance sheet is translated into US dollars based upon the quarter-end exchange rate, while its statement of operations is translated into US dollars based upon an average of the Euro’s value between the beginning and end date of the reporting period.  The BV’s equity is adjusted for any translation gain or loss.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the years ended August 31,
	2011			2010
	Preclinical	Clinical	Total	Preclinical	Clinical	Total
Net loss	$(6,733,296)	$(30,461,477)	$(37,194,773)	$(4,015,814)	$(14,911,834)	$(18,927,648)
Total assets	3,894,996	18,667,508	22,562,504	2,413,600	21,975,937	24,389,537

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  The Company has not experienced any losses on these investments.  Restricted cash represents compensating balances required by the Company’s US and European banks as collateral for credit cards.

(g) Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

(h) Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as RP103 and RP104), to the RAP technology (written off as of August 31, 2011, but reflected in the August 31, 2010 balance sheet), to an out-license acquired in the 2009 Merger and the rights to tezampanel and NGX 426 (oral tezampanel) also acquired in the 2009 Merger (tezampanel and oral tezampanel are referred to as tezampanel hereafter). The intangible assets related to RP103/RP104 and the RAP technology (prior to being written off) are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.  The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until development is completed, but will be tested annually for impairment.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger.  Goodwill is reviewed annually, or when an indication of impairment exists, to determine if any impairment analysis and resulting write-down in valuation is necessary.

 (j) Fixed Assets

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

 (k) Impairment of Long-Lived Assets

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

 (l) Common Stock Warrant Liabilities

The warrants issued by the Company in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company.  This provision requires these warrants to be classified as liabilities and to be marked to market at each period-end commencing on August 31, 2010. The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period-end.  The common stock warrants are re-measured at the end of every reporting period with the change in value reported in the Company’s consolidated statements of operations.  Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise.  Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.

(m) Income Taxes

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

 (n) Research and Development

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (o) In-Process Research and Development

Prior to September 1, 2009, the Company recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually.  Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. In-process research and development that is amortized or expensed is recorded as part of research and development expenses on the Company’s statements of operations. The Company reviews each product candidate acquisition to determine the existence of in-process research and development.

 (p) Net Loss per Share

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

	August 31,
	2011	2010
Warrants to purchase common stock	7,018,850	10,373,228
Options to purchase common stock	3,580,555	1,391,288
Total potentially dilutive securities	10,599,405	11,764,516

Loss per share from operations, basic and diluted, was $(0.65) and $(0.59) for the years ended August 31, 2011 and 2010, respectively.

(q)  Comprehensive Loss

Components of comprehensive loss are reported in the Company’s consolidated statements of operations in the period in which they are recognized. The components of comprehensive loss include net loss and foreign currency translation adjustments.

(r) Stock Option Plan

Effective September 1, 2006, the Company adopted the provisions of FASB ASC Topic 718, Accounting for Compensation Arrangements, (“ASC 718”) (previously listed as Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment) in accounting for its stock option plans. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options issued to third parties, including consultants, in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, (“ASC 505-50”) (previously listed as Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). See Note 8, Stock Option Plans, for further discussion of employee stock-based compensation.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (s) Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt these standards on September 1, 2011 and is currently assessing the impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is an update that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements and expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   This standard is effective prospectively for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt these standards on September 1, 2011 which will impact the Company’s financial disclosure for any business combinations entered into on or after September 1, 2011.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying US GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on March 1, 2012 and is currently assessing the impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company early adopted these standards as of August 31, 2011.  Because ASU 2011-05 impacts presentation only, it had no effect on the Company’s consolidated financial statements or on its financial condition.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company does not expect the provisions of ASU 2011-08 to have a material impact to its consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS AND GOODWILL

On January 27, 2006, BioMarin Pharmaceutical Inc. (“BioMarin”) assigned the intellectual property and other rights relating to the RAP technology to the Company. As consideration for the assignment of the RAP technology, BioMarin will receive milestone payments based on certain financing and regulatory triggering events. No other consideration was paid for this assignment. The Company recorded $150,000 of intangible assets on its balance sheet in May 2006 and proceeded to amortize it over the estimated useful life of 20 years.  In August 2011, the Company received a notice from Hoffman-La Roche terminating its NeuroTransTM collaboration agreement entered into in June 2009. As of August 31, 2011, the Company concluded that the NeuroTransTM asset was impaired and wrote the net carrying value of $108,125 off on its consolidated balance sheet as a charge to research and development expense in its preclinical segment.

On December 14, 2007, the Company acquired the intellectual property and other rights to develop RP103/RP104 to treat various clinical indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company (“Encode”), which held the intellectual property license with UCSD. The intangible assets acquired in the merger with Encode were recorded at approximately $2.6 million, primarily based on the value of the Company’s common stock and warrants issued to the Encode stockholders.

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 9 below.

Summary of intangibles acquired as discussed above:

	August 31,
	2011	2010
Intangible asset (IP license for RP103/RP104) related to the Encode merger	$2,620,000	$2,620,000
Intangible asset related to NeuroTransTM purchase from BioMarin (written off on 8/31/11)	-	150,000
Intangible assets (out-license) related to the 2009 Merger	240,000	240,000
In-process research and development (IP license for tezampanel) related to the 2009 Merger	900,000	900,000
Total intangible assets	3,760,000	3,910,000
Less accumulated amortization	(509,083)	(397,458)
Intangible assets, net	$3,250,917	$3,512,542

The intangible assets related to RP103/RP104 are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until the product is developed.  During the years ended August 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to August 31, 2011, the Company amortized $153,500 (included $7,500 of amortization related to NeuroTransTM which was written off as of August 31, 2011), $152,250 and $550,958 (included $41,875 related to NeuroTransTM which was written off as of August 31, 2011), respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the actual and estimated amortization expense for intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4,375
Fiscal year ended August 31, 2007 – actual	7,500
Fiscal year ended August 31, 2008 – actual	94,833
Fiscal year ended August 31, 2009 – actual	138,500
Fiscal year ended August 31, 2010 – actual	152,250
Fiscal year ending August 31, 2011 – actual	153,500
Fiscal year ending August 31, 2012 – estimate	146,000
Fiscal year ending August 31, 2013 – estimate	146,000
Fiscal year ending August 31, 2014 – estimate	146,000
Fiscal year ending August 31, 2015 – estimate	146,000
Fiscal year ending August 31, 2016 – estimate	146,000

Goodwill of $3,275,403 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed.  The Company tested the carrying value of goodwill for impairment as of its fiscal year ended August 31, 2011 and determined that there was no impairment.   Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable.  Except for the NeuroTransTM asset (as discussed above), there were no indications of impairment of intangible assets during the year ended August 31, 2011.

 (4) FIXED ASSETS

Fixed assets consisted of:

Category	August 31, 2011	August 31, 2010	Estimated useful lives
Leasehold improvements	$124,763	$119,773	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	285,346	277,303	5 years
Computer hardware and software	131,229	94,842	3 years
Capital lease equipment	13,730	14,006	Shorter of life of asset or lease term
Total at cost	558,256	509,112
Less: accumulated depreciation	(481,259)	(415,863)
Total fixed assets, net	$76,997	$93,249

Depreciation expense for the years ended August 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to August 31, 2011 was $77,592, $72,241 and $500,773, respectively. Accumulated depreciation on capital lease equipment was zero and $8,260 as of August 31, 2011 and 2010, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at August 31, 2011 and 2010 are summarized as follows:
Assets	Level 1	Level 2	Level 3	August 31, 2011

Fair value of cash equivalents	$13,855,813	$ —	$ —	$13,855,813
Restricted cash	—	114,468	—	114,468
Total	$13,855,813	$ 114,468	$ —	$13,970,281

Liabilities
Fair value of common stock warrants	$ —	$ —	$23,575,294	$23,575,294
Total	$ —	$ —	$23,575,294	$23,575,294

Assets	Level 1	Level 2	Level 3	August 31, 2010

Fair value of cash equivalents	$16,509,186	$ —	$ —	$16,509,186
Total	$16,509,186	$ —	$ —	$16,509,186

Liabilities
Fair value of common stock warrants	$ —	$ —	$15,780,216	$15,780,216
Total	$ —	$ —	$15,780,216	$15,780,216

Cash equivalents represent the fair value of the Company’s investment in four and two money market accounts as of August 31, 2011 and 2010, respectively.

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marked-to-Market

The common stock warrants issued in the Company’s August 2010 private placement and the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured using the Black-Scholes option valuation model at the end of every reporting period with the change in value reported in the Company’s consolidated statements of operations.

For the years ended August 31, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to August 31, 2011, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of $16.3 million, $5.9 million and $22.2 million, respectively, in the line item adjustment to fair value of common stock warrants in its consolidated statements of comprehensive loss.  See Note 11 for further discussion on the calculation of the fair value of the warrant liability. Below is the activity of the warrant liabilities (in millions):

	August 31,
	2011	2010
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of year	$ 5.8	$ 1.9
December 2009 direct offering warrants exercised during the year ended August 31, 2011	(2.7)	-
Adjustment to mark to market common stock warrants for the year	2.8	3.9
December 2009 direct offering common stock warrant liability at fair value at year-end	5.9	5.8
Fair value of August 2010 private placement warrants (including broker warrants) at beginning of year	9.9	7.9
August 2010 private placement warrants exercised during the year ended August 31, 2011	(0.7)	-
Adjustment to mark to market common stock warrants for the year	8.5	2.0
August 2010 private placement common stock warrant liability at fair value at year-end	17.7	9.9
Total warrant liability at August 31, 2011 and 2010	$23.6	$ 15.7

 (6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	August 31,
	2011	2010
Clinical trial costs	$1,177,859	$280,918
Accrued bonuses	478,619	184,021
Legal fees	164,761	182,890
Accrued vacation and employee benefits	142,678	79,077
Clinical trial materials	125,256	50,000
Salaries and wages	125,069	88,024
Consulting - general and administrative	18,085	19,304
Auditing and tax preparation fees	3,000	33,245
Patent costs	2,969	8,956
Clinical milestone payment due to UCSD	-	200,000
Other	10,958	3,375
Total accrued liabilities	$2,249,254	$1,129,810

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (7) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011 was $1,919,604, $216,731 and $3,351,362, respectively, of which cumulatively $2,684,778 was included in general and administrative expense and $666,584 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Expected
	Risk-free	life of stock	Annual
Period*	interest rate	option	volatility
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%
Year ended August 31, 2007	4 to 5%	8 years	100%
Year ended August 31, 2008	2 to 3.75%	8 years	109 to 128%
Year ended August 31, 2009	1.5 to 3.2%	7 years	170 to 240%
Year ended August 31, 2010	2.1 to 3.1%	6 to 7 years	55 to 245%
Year ended August 31, 2011	1.6 to 2.4%	6 years	88 to 116%

*	Dividend rate is 0% for all periods presented.
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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the years ended August 31, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to August 31, 2011 was, $197,381, $78,327 and $683,322, respectively, of which cumulatively $147,295 was included in general and administrative expense and $536,027 was included in research and development expense.

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—
Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00
Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87
Granted	2,231,790	$3.39	834,624	$2.54
Exercised	(39,302)	$2.44	—	$2.02
Canceled	(3,221)	$1,088.33	—	—
Outstanding at August 31, 2011	3,580,555	$6.64	1,881,349	$2.30

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of August 31, 2011 and 2010 were $5,783,329, $3,301,730, $526,891and $311,279, respectively.

There were 3,873,413 options available for grant as of August 31, 2011 under the 2010 Equity Incentive Plan, as amended (the “Plan”), which was approved by the Company’s board of directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. On April 7, 2011, the Company’s stockholders passed amendments to the Plan which allow for an increase of the grant pool based upon 5% of the Company’s common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000,000 shares.  The April 7 and August 31, 2011, replenishments added 1,629,516 and 1,778,459 shares, respectively, available for grant under the Plan.  The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the Plan.  In September 2011, the Company’s board of directors approved an amended and restated form of award agreement under the Plan, which will be used for awards granted on or after September 22, 2011.  The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the Plan that are vested as of such termination date due to (a) an employee’s or a non-employee director’s retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director’s board membership for reasons other than for cause or retirement and (c) an employee’s or a non-employee director’s death (during his or her continuous service with us or within 90 days’ of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with the Company.  No further grants will be made under any previous or assumed stock option plans.  As of August 31, 2011, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	7.63	0.85	20,398	0.85
$1.01 to $2.00	85,773	7.75	1.72	62,083	1.71
$2.01 to $3.00	1,554,889	6.99	2.64	1,020,571	2.57
$3.01 to $4.00	1,767,924	9.23	3.50	643,193	3.56
$4.01 to $5.00	88,214	7.98	4.71	86,318	4.71
$5.01 to $964.24	48,786	1.15	264.30	48,786	264.30
	3,580,555	8.10	6.64	1,881,349	9.75

At August 31, 2011, the total unrecognized compensation cost was approximately $3.8 million. The weighted-average period over which it is expected to be recognized is 2.75 years.

 (8) INCOME TAXES

       The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	August 31,
	2011		2010
Federal tax (benefit) at statutory rate	$(12,678,825)	-34.00%	$ (6,390,517)	-34.00%
State tax (benefit) at statutory rate, net of federal tax benefit	(2,247,725)	-6.03%	(953,473)	-5.07%
Change in valuation allowance	19,278,591	51.70%	6,067,977	32.28%
Research and development credits	(1,830,673)	-4.91%	(708,240)	-3.77%
Fair market value of warrants	5,542,255	14.86%	2,004,203	10.66%
Qualified Therapeutic Discovery Project Grant income	(297,177)	-0.80%	-	0.00%
Intangible asset basis allocation	(8,632,602)	-23.15%	(19,960)	-0.11%
Stock based compensation – ISO	493,127	1.32%	1,767	0.01%
Other	373,030	1.01%	(1,757)	0.00%
Provision for income taxes	$0	0.00%	$0	0.00%

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following:
	August 31,
	2011	2010
Deferred Tax Assets
Net operating loss carryforwards	$14,939,581	$9,154,868
Capitalized start-up costs	6,635,962	3,487,300
Stock option expense	461,628	268,019
Research credit	6,274,801	3,513,229
Capital loss carryforwards	-	55,768
Basis difference for fixed assets and intangibles	7,560,541	216,556
Accruals	138,332	37,389
Valuation allowance	(36,010,845)	(16,733,129)
Gross deferred tax asset	$0	$0

As of August 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37.6 million and $36.8 million respectively, which expire beginning after the year 2022 and 2015, respectively.  As of August 31, 2011 the Company had federal and state research and development credits of $5.9 million and $.5 million respectively.  The federal credits expire beginning after the year 2026 and the state credits have no expiration.

The valuation allowance increased approximately $19.3 million during the period ending August 31, 2010, primarily as a result of current year losses.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.

On September 1, 2009, the Company adopted the provisions of ASC No. 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  In connection with the adoption, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

                On September 1, 2009 the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  Under this new codification, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) has been incorporated into ASC 740-10.  As with FIN 48, ASC 740-10 requires entities following GAAP to identify uncertain tax positions and disclose any potential tax liability on their financial statements using a two step process, which includes recognition and measurement.  As of August 31, 2011, the Company had no unrecognized tax benefits and has recorded no liability related to uncertain tax positions.

Due to net operating loss and research credit carryforwards, substantially all of the Company's tax years, from 2001 through 2010, remain open to US federal and state tax examinations.  The Company did not record a change in its unrecorded tax benefits during the year ended August 31, 2011, and expects no change in its unrecorded tax benefits in the next 12 months.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company is not aware of any pending income tax audits.  Significant components of the Company's deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, and stock-based compensation and research credits.  Due to the Company's lack of earning history, any deferred assets recorded have been fully offset by a valuation reserve.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense.  As of August 31, 2011, there was no accrued interest and penalties related to uncertain tax positions.

(9) ISSUANCE OF COMMON STOCK

      As of August 31, 2011, there were 35,569,188 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

      During the year ended August 31, 2011, the Company received $8.9 million from the exercise of warrants in exchange for the issuance of 3.3 million shares of the Company’s common stock.  During the cumulative period from September 8, 2005 (inception) through August 31, 2011, the Company received approximately $15.9 million from the exercise of warrants in exchange for the issuance of an aggregate of 7.1 million shares.

      During the year ended August 31, 2011, the Company received $95,888 from the exercise of stock options in exchange for the issuance of 39,302 shares of the Company’s common stock.   For the cumulative period from September 8, 2005 (inception) through August 31, 2011, the Company received $168,609 from the exercise of stock options resulting in the issuance of 80,563 shares of common stock.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In October 2008, Mr. Daley was issued 23,312 shares of restricted common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. In July 2010, the Company issued 11,656 shares of its restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan. As discussed above, in aggregate, the Company has issued to Mr. Daley, 58,281 shares of Raptor’s common stock valued at $118,551 and paid $70,000 in cash bonuses related to Convivia™ milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.  Pursuant to ASC 730, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense under research and development expenses in the amount of $240,625 on its consolidated statement of operations for the year ended August 31, 2008.

MERGER OF RAPTOR’S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.

      On December 14, 2007, the Company entered into a Merger Agreement (the “Encode Merger Agreement”), dated as of the same date, by and between the Company, its clinical development subsidiary and Encode. Pursuant to the Encode Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into the Company’s clinical development subsidiary. The existence of Encode ceased as of the date of the Encode Merger Agreement. Pursuant to the Encode Merger Agreement and the certificate of merger, the Company’s clinical development subsidiary, as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Encode Merger Agreement, the Company issued 802,946 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 83,325 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 256,034 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of the Encode Merger Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 1,142,305 shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger with Encode. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value of the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of RP103/RP104, an Encode product program described below, if completed within the five year anniversary date of the Encode Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principal operations at the time of the merger, such as generating revenues from its drug product candidate.

      As a result of the merger with Encode, the Company received the exclusive worldwide license to RP103/RP104 (the “License Agreement”), developed by clinical scientists at the UCSD, School of Medicine. RP103/RP104 is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the US Food and Drug Administration (“FDA”). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis (“cystinosis”), a lysosomal storage disease. The active ingredient in RP103/RP104 has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Huntington’s Disease and NASH.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. Cumulatively, Raptor has expensed $520,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH.

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A PRIVATE PLACEMENT

      During the period from May 21, 2008 through June 27, 2008, Raptor entered into a Securities Purchase Agreement, as amended (the “2008 Private Placement Purchase Agreement”), with 11 investors for the private placement of units of the Company, each unit comprised of one share of Raptor’s Common Stock and one warrant to purchase one half of one share of Raptor’s Common Stock, at a purchase price of $2.14 per unit. Pursuant to the 2008 Private Placement Purchase Agreement, the Company sold an aggregate of 4,662,468 shares of Common Stock for aggregate gross proceeds of $10.0 million and issued to the investors warrants, exercisable for two years from the initial closing, which entitle the investors to purchase up to an aggregate of 2,331,234 shares of Common Stock of the Company and have an exercise price of either $3.22 or $3.86 per share, depending on when such warrants are exercised, if at all, and were valued at approximately $3.0 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

      On April 16, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $15.0 million of the Company’s common stock over a 25 month period.  Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the US Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  Such registration statement was declared effective by the SEC on May 7, 2010.  Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010.  Post-effective amendments to such amended registration statement were filed on October 11, 2011 and October 14, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011.  After May 7, 2010, the Company has the right over a 25-month period to sell its shares of common stock to LPC in amounts of $100,000 to up to $1 million per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate amount of $15.0 million.  The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

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

      In consideration for entering into the purchase agreement (the “LPC Purchase Agreement”), the Company issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and is required to issue up to an additional 217,549 shares of its common stock pro rata as LPC purchases the $15.0 million of the Company’s common stock over the 25-month period. Since inception, the Company sold 4,186,038 shares to LPC at a weighted average price of $2.78 and paid commitment fees to LPC in the form of 168,929 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $581,081.  The Company has issued an aggregate of 4,500,000 shares (including shares issued to LPC as commitment fees) to LPC pursuant to the LPC Purchase Agreement and does not plan to issue or register additional shares under such agreement.

2010 PRIVATE PLACEMENT

      On August 9, 2010, the Company entered into a securities purchase agreement with 23 investors set forth on the signature pages thereto (the “US Investors”) and a separate securities purchase agreement with a certain Canadian investor (the “Canadian Investor” and together with the US Investors, the “2010 Private Placement Investors”) set forth on the signature pages thereto (collectively, the “2010 Private Placement Purchase Agreements”), for the private placement (the “2010 Private Placement”) of the Company’s common stock and warrants to purchase its common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.   JMP Securities LLC (the “2010 Placement Agent”) served as the Company’s placement agent in the 2010 Private Placement.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In connection with the 2010 Private Placement, on August 12, 2010, the Company entered into a registration rights agreement with the 2010 Private Placement Investors, pursuant to which the Company filed with the SEC a registration statement related to the 2010 Private Placement covering the resale of the common stock issued to the 2010 Private Placement Investors under the 2010 Private Placement Purchase Agreements and the shares of common stock that will be issued to the 2010 Private Placement Investors upon exercise of the warrants, including the warrant issued to the 2010 Placement Agent.  Such registration statement was declared effective on August 31, 2010.  Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010.  Post-effective amendment to such amended registration statement was filed on October 11, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011.

      The following is a summary of common stock outstanding as of August 31, 2011:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. 2007 – Aug. 2011	5,050,118
Stock option exercises	Mar. 2007 – Aug. 2011	80,563
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – June 2010	160,272
Encode merger RP103/RP104 asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
2008 private placement	May/June 2008	4,662,468
Warrant exercises from warrant exchange	June/July 2009	2,031,670
2009 private placement	August 2009	1,738,226
Shares issued in connection with reverse merger	September 2009	940,863
2009 registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 – Feb. 2011	4,500,000
2010 private placement	August 2010	4,897,614
Total shares of common stock outstanding		35,569,188

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (10) WARRANTS

      The table reflects the number common stock warrants outstanding as of August 31, 2011:

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	453,576	$2.36		5/21/2013
Issued to placement agents in August 2009	129,733	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in Dec. 2009	1,556,250	$2.45		12/23/2014
Issued to private placement investors in Aug. 2010	4,539,890	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015
Total warrants outstanding	7,018,850	$2.94	*
*	Average exercise price

      The warrants issued by the Company in the August 2010 private placement and the December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants from both financings as liabilities and will mark them to fair value at each period end.

      A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at August 31, 2011 and 2010:

	December 2009 equity financing
	Series A		Series B*		Placement agent		August 2010 private placement Investors and placement agent
	August 31,		August 31,		August 31,		August 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Fair value ($ millions)	5.9	3.7	0	2.0	0	0.1	17.7	9.9
Black-Scholes inputs:
Stock price	$4.73	$2.98	N/A	$2.98	N/A	$2.98	$4.73	$2.98
Exercise price	$2.45	$2.45	N/A	$2.45	N/A	$2.50	$3.075	$3.075
Risk free interest rate	0.38%	1.36%	N/A	0.24%	N/A	1.36%	0.70%	1.74%
Volatility	116.4%	85.1%	N/A	85.1%	N/A	85.1%	116.4%	85.1%
Expected term (years)	3.25	4.25	N/A	0.75	N/A	4.25	4.00	5.0
Dividend	0	0	N/A	0	N/A	0	0	0
* Series B expired on August 21, 2011. All Series B and December 2009 placement agent warrants were exercised. F-35

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the years ended August 31, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to August 31, 2011, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of approximately $16.3 million, $5.9 million and $22.2 million, respectively, in the line item adjustment to fair value of common stock warrants in its consolidated statements of operations.  See Note 5 for further discussion on the marking-to-market of the warrant liability.

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

CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE (RP103 AND RP104) LICENSE

      As a result of the merger between the Company’s clinical subsidiary and Encode, as discussed in Note 9 above, the Encode Securityholders are eligible to receive up to an additional 559,496 shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of RP103/RP104, an Encode product program, if completed within the five year anniversary date of the merger agreement.

      Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop RP103/RP104 for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1.0 million in funding prior to December 18, 2008 (which the Company has

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fulfilled by raising $10.0 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal years ended August 31, 2011, 2010 and 2009 by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, the Company has expensed $520,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

      During the years ended August 31, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to August 31, 2011, the Company’s rent expense was $208,149, $150,536 and $727,080, respectively.

      The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
Fiscal year ending August 31, 2012	196,043
Fiscal year ending August 31, 2013	116,335

CAPITAL LEASE

On August 31, 2011, the Company leased a photocopier which is subject to a 39-month lease at $387 per month. The future lease payments under the capital lease are as follows:

Period	Amount
Year ending August 31, 2012	$ 4,647
Year ending August 31, 2013	4,647
Year ending August 31, 2014	4,647
Year ending August 31, 2015	1,159
Total future capital lease payments	15,100
Less interest	(1,370)
Total current and long-term capital lease liability	$13,730

      Interest rate on the capital lease is 6% based on the lessor’s implicit rate of return.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTRACT/CLINICAL RESEARCH AGREEMENTS

      During the year ended August 31, 2011, the Company maintained several contracts with research and clinical organizations and clinical sites, consultants to research drug pricing in the E.U., develop research assays, and to assist with clinical research for Raptor’s cystinosis program.  The future commitments pursuant to research agreements are estimated as follows:

Period	Amount
Fiscal year ending August 31, 2012	$3,120,754
Fiscal year ending August 31, 2013	819,448
Fiscal year ending August 31, 2014	28,000

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

      During the year ended August 31, 2011, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis and Huntington’s Disease trials. The future commitments pursuant to this agreement are estimated as follows:

Period	Amount
Fiscal year ending August 31, 2012	$186,000
Fiscal year ending August 31, 2013	90,000

FORMULATION / MANUFACTURING AGREEMENTS

      In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture RP103 for its cystinosis and Huntington’s Disease programs. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. In November 2010, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of RP103. The future commitments pursuant to these contracts are estimated as follows:

Period	Amount
Fiscal year ending August 31, 2012	$3,994,232
Fiscal year ending August 31, 2013	165,488
Fiscal year ending August 31, 2014	79,845

(12) RELATED PARTY TRANSACTIONS

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As discussed above in Note 11, in aggregate, the Company has issued to Mr. Daley, President of Raptor Therapeutics, 58,281 shares of Raptor’s common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

      In connection with the May / June 2008 private placement, the Company issued to Limetree Capital warrants to purchase 438,890 shares of Raptor’s Common Stock and $627,550 in cash commissions. In connection with the August 2009 private placement, the Company issued to Limetree Capital warrants to purchase 129,733 shares of Raptor’s Common Stock and $59,360 in cash commissions. Also, commencing on April 1, 2009, the Company engaged Limetree to support its investor relations efforts in Europe for a retainer of $2,500 per month. Through August 31, 2009, the Company has paid $12,500 in such fees to Limetree. One of Raptor’s Board members serves on the Board of Limetree Capital.  In August 2010, the Company entered into a consulting agreement with one if its Board members to provide business development support for a seven-month period at a monthly retainer totaling $42,000 plus living expenses totaling $30,000.

      In the ordinary course of business, Raptor’s officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days.

(13)  QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

      In October 2010, the Company was awarded a tax grant under the US Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and its HepTideTM and WntTideTM preclinical cancer research programs.  The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of August 31, 2011, it had received approximately $874,000.  The Company recorded the $194,000 and $680,000 of proceeds as a contra-research and development expense in its preclinical and clinical development division, respectively, during the first two quarters of fiscal 2011.  The Company records the contra-expense upon deposit of the grant proceeds.  The approximately $162,000 was received by the Company subsequent to year-end, pursuant to the government program funding guidelines and the remaining balance of approximately $36,000 will not be drawn due to the limitation of qualified expenses spent on WntTideTM.

(14) SUBSEQUENT EVENTS

      On September 13, 2011, the Company announced the closing of an underwritten public offering of shares of the Company’s common stock at a price to the public of $4.00 per share.  The shares sold in the offering included 10.0 million shares of common stock plus an additional 1.5 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option the Company granted to them.  Total gross proceeds to the Company in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $46.0 million, before underwriting discounts and commissions.  The offering resulted in net proceeds to the Company of approximately $42.9 million after deduction of underwriting discounts and other offering expenses payable by the Company.  The Company expects to use the net proceeds from the offering to fund its commercial and pre-commercial efforts, clinical and preclinical development programs and other general corporate activities.

The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:
Exhibit Index
1.1
Underwriting Agreement, dated September 8, 2011, by and between Raptor Pharmaceutical Corp. and JMP Securities LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2011).

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

4.19*
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.20	Form of Senior Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.21	Form of Subordinated Debt Indenture of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on October 7, 2009).
4.22	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).
4.23	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).
4.24	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant’s Current Report on Form 8-K filed on August 13, 2010).
4.27	Reference is made to Exhibits 3.1 through 3.8.
10.1#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2006).
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

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed on October 10, 2006).
10.7#
Form of Restricted Stock Unit Award Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

10.8#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Christopher Starr dated May 1, 2006 (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on May 26, 2006).

10.9#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Christopher Starr dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.10#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Todd Zankel dated May 15, 2006 (incorporated by reference to Exhibit 10.6 to Raptor Pharmaceuticals Corp.’s  Current Report on Form 8-K filed on May 26, 2006).

10.11#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.12#
Employment Agreement between Raptor Pharmaceuticals Corp. and Ms. Kim Tsuchimoto dated May 1, 2006 (incorporated by reference to Exhibit 10.7 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed on May 26, 2006).

10.13#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Ms. Kim Tsuchimoto dated January 1, 2009 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.14#
Employment Agreement between Raptor Therapeutics Inc. and Thomas E. Daley dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10-QSB filed  on January 14, 2008).

10.15#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Thomas E. Daley dated January 1, 2009 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on January 5, 2009).

10.16#
Offer Letter from Raptor Therapeutics Inc. dated April 8, 2009 for Dr. Patrice Rioux (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K filed  on April 14, 2008).

10.17†#**	Offer Letter from Raptor Therapeutics Inc. dated January 1, 2011 for Patrick Reichenberger.
10.18†#**	Offer Letter from Raptor Therapeutics Inc. dated April 6, 2011 for Kathy Powell.
10.19#
2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp., as amended (incorporated by reference to Exhibit 4.3 to Raptor Pharmaceuticals Corp.’s Registration Statement on Form S-8 filed on February 28, 2007).

10.20#
2008 Plan Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K/A filed on December 23, 2008).

10.21
Asset Purchase Agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp.  and Convivia, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on January 14, 2008).

10.22
Merger agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Encode Pharmaceuticals, Inc. dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.23**
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

10.26
Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.27
Amendment to Securities Purchase Agreement, dated as of May 21, 2008, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.’s Quarterly Report on Form 10QSB filed on July 9, 2008).

10.28**
Collaboration and License Agreement, effective June 3, 2009, among Hoffmann-La Roche Ltd,, Hoffmann-La Roche Inc. and the Registrant (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.29
First Amendment dated January 7, 2009 to Lease by and between TorreyPines Therapeutics, Inc. and HCP TPSP LLC dated July 18, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.30**
Amendment dated November 21, 2008 to Development and License Agreement by and between TPTX, Inc. and Eli Lilly and the Registrant, effective as of April 21, 2003 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2009).

10.31
Securities Purchase Agreement, dated as of August 21, 2009, by and among Raptor Pharmaceuticals Corp. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.19 on Raptor Pharmaceuticals Corp.’s Annual Report on Form 10-K filed on October 28, 2009).

10.32	Raptor Form Indemnity Agreement dated on December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2009).
10.33
Placement Agent Agreement by and between the Registrant and Ladenburg Thalmann & Co. Inc. dated December 17, 2009 (incorporated by reference to Exhibit 1.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.34
Securities Purchase Agreement, dated December 17, 2009, by and between the Registrant and the investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

10.35#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Revised Definitive Proxy Statement, filed on February 5, 2010).
10.36#
2011 Plan Amendments to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 (File No. 333-173719), filed on April 25, 2011).

10.37
Purchase Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.38
Registration Rights Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K, filed on April 22, 2010).

10.39#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 (File No. 33-166813), filed on May 14, 2010).

10.40#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2011).

10.41
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K, filed on August 10, 2010).

10.42
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investor signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 10, 2010).

10.43
Registration Rights Agreement, dated August 12, 2010, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on August 13, 2010).

10.44**
Manufacturing Services Agreement, dated as of November 15, 2010, by and between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc. (incorporated by reference to Exhibit 10.53 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966).

10.45**
API Supply Agreement, dated November 15, 2010, by and between Raptor Therapeutics Inc. and Cambrex Profarmaco Milano (incorporated by reference to Exhibit 10.54 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed on November 22, 2010).
23.1†	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant
24.1†	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.19 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC.
#	Indicates a management contract or compensatory plan or arrangement.
†	Filed herewith.