Form 10-K/A
period 2011-08-31
Raptor Pharmaceutical Corp
filed 2011-12-19
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 47,773,488 shares common stock, par value $0.001, outstanding as of December 16, 2011.

The documents incorporated by reference are as follows:

None.

EXPLANATORY NOTE

Raptor Pharmaceutical Corp. (together with its wholly-owned direct and indirect subsidiaries, which includes Raptor Discoveries Inc., Raptor Therapeutics Inc., Raptor Pharmaceuticals Europe B.V. and formerly Raptor Pharmaceuticals Corp. (which has merged with and into Raptor Pharmaceutical Corp. as of December 7, 2011), referred to herein as “we,” “us,” the “Company” and “Raptor”) is filing this Amendment No. 1 (this “Amendment No. 1”) to our Annual Report on Form 10-K, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2011 (the “Form 10-K”), to include the information in Part III Item 11. In compliance with Rule 12b-15 under the Securities Exchange Act of 1934, we have included as exhibits to this Amendment No. 1 new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934. The number of shares of our common stock outstanding has also been updated on the cover page to reflect the number of shares outstanding as of December 16, 2011. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  Except as described above, the Form 10-K is not being amended or updated in any respect.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and with our filings made with the SEC subsequent to the filing of the Form 10-K.

RAPTOR PHARMACEUTICAL CORP.

Table of Contents

PAGE
PART III
ITEM 11: EXECUTIVE COMPENSATION	1
PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES	11

PART III

ITEM 11:                      EXECUTIVE COMPENSATION

Named Executive Officer Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year (ending August 31)	Salary ($)	Bonus ($)*	Stock Awards ($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation ($)	NQDC Earnings ($)	All Other Compensation ($)(3)	Total ($)
Christopher M. Starr, Ph.D.	2011	346,415	111,996	—	489,813	—	—	15,976	964,200
Chief Executive Officer	2010	277,200	68,280	—	8,827	—	—	1,266	355,573
and Director

Ted Daley,	2011	250,432	61,839	—	182,800	—	—	12,013	507,084
President, Raptor Therapeutics Inc	2010	240,800	78,100		25,992	—	—	1,234	381,677
.
Patrice P. Rioux, M.D., PhD. (1)	2011	298,480	67,681	—	160,437	—	—	13,436	540,034
Chief Medical Officer, Raptor Therapeutics Inc	2010	283,208	25,000	—	47,074	—	—	1,678	356,960

     *  Cash bonuses for fiscal year 2011 include accruals of bonuses paid in September 2011 based upon milestones achieved by us for the fiscal year ended August 31, 2011.  Cash bonuses for fiscal year 2010 include accruals of bonuses paid in October 2010 based upon milestones achieved by us for the period March 1, 2010 through August 31, 2010 of $41,580 for Dr. Starr and $30,100 for Mr. Daley. Also in consideration of his agreement to cancel the last two potential milestone stock option bonuses in his April 2009 offer letter, Dr. Rioux was paid a $25,000 bonus in November 2010.  Also included in the bonuses for fiscal year 2010 are bonuses paid in March 2010, based upon milestones achieved by us during the period from September 1, 2009 through February 28, 2010 of $26,700 to  Dr. Starr $26,700 and $38,000 to Mr. Daley.  In addition, Mr. Daley earned a $10,000 bonus in fiscal year 2010 resulting from the execution of a licensing agreement with Uni Pharma for the development of ConviviaTM in Taiwan in July 2010 pursuant to his employment agreement.

(1)	Dr. Rioux’s full time employment commenced on April 15, 2009 at an annual base salary of $280,000, which increased to $287,000 effective April 15, 2010.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended August 31, 2011 and 2010 for the fair value of the stock options granted to each of named executive officers since inception, in accordance with ASC Topic 718. For additional information on the valuation assumptions with respect to the fiscal years ended August 31, 2011 and 2010, please refer to the notes in our consolidated financial statements included elsewhere in the Form 10-K. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value, if any, that will be realized by the named executive officers.

(3)	All Other Compensation includes 401(k) matching funded by us, life insurance premiums paid by us where the executive is the beneficiary and employee-taxable commuting benefits.

Employment Agreements

Drs. Starr and Todd C. Zankel, Ph.D. and Kim R. Tsuchimoto entered into employment agreements with our wholly owned subsidiary, Raptor Discoveries Inc. in May 2006.  The employment agreements described below are currently still in effect.

Each employment agreement had an initial term of three years commencing on May 1, 2006 in the case of Dr. Starr and Ms. Tsuchimoto and May 15, 2006 in the case of Dr. Zankel, and automatically renews for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under their agreements, each officer is entitled to an annual salary ($150,000 each for Drs. Starr and Zankel and $160,000 for Ms. Tsuchimoto), the amount of which may be increased from time to time in the discretion of our board of directors, and stock options to purchase 58,281 shares of our common stock at an exercise price of $2.83 per share in the case of Drs. Starr and Zankel and $2.57 in the case of Ms. Tsuchimoto, which vested over three years with a six month cliff vest and expire 10 years from grant date. Dr. Starr’s, Dr. Zankel’s and Ms. Tsuchimoto’s annual salaries are subject to annual review and potential increase by our board of directors. In addition, they are each eligible for annual bonuses based upon our annual bonus compensation program.  Information regarding Dr. Starr’s annual salary and bonus received during the year ended August 31, 2011 are described below under the headings “Annual Incentive Cash Bonuses” and “Stock Option and Equity Incentive Programs.”

Each of Drs. Starr’s and Zankel’s, Ms. Tsuchimoto’s and Mr. Daley’s respective employment agreements were amended effective as of January 1, 2009 for purposes of bringing such employment agreements into compliance with the applicable provisions of Section 409A of the Code and the Treasury Regulations and interpretive guidance issued thereunder.

On September 7, 2007, our wholly-owned subsidiary, Raptor Therapeutics Inc., entered into an employment agreement with Ted Daley for a term of 18 months which automatically renews for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley’s agreement, Mr. Daley is entitled to an annual salary of $150,000 and stock options to purchase 34,969 shares of our common stock at an exercise price of $2.23 per share, which vest over four years with a six month cliff vest and expire 10 years from grant date. In August 2008, Raptor Pharmaceuticals Corp.’s compensation committee recommended, and its full board of directors approved, a stock option grant to Mr. Daley for the purchase of 23,313 shares of our common stock at an exercise price of $1.88 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. Mr. Daley’s 2008 stock options were granted in order to increase his initial employment stock option grant to be equal to the stock option grants of our other executive officers. Mr. Daley’s annual salary is subject to annual review and potential increase by our board of directors. Pursuant to Mr. Daley’s employment agreement, Mr. Daley is eligible to receive certain cash bonuses based on triggering events related to the successful development of our Convivia™ product development program. In addition, Mr. Daley is eligible for annual bonuses based upon our annual bonus compensation program. Information regarding Mr. Daley’s annual salary and bonuses received during the year ended August 31, 2011 are described below under the headings “Annual Incentive Cash Bonuses” and “Stock Option and Equity Incentive Programs.”

In April 2009, Raptor Therapeutics Inc. executed an employment arrangement with Dr. Rioux with an annual base salary of $280,000 and stock options to purchase 34,969 shares of our common stock at an exercise price of $0.85 per share, which vest over four years with a six month cliff vest and expire 10 years from grant date. Dr. Rioux’s annual salary is subject to annual review and potential increase by our board of directors. In addition, Dr. Rioux is eligible for annual bonuses based upon our annual bonus compensation program.  Information regarding Dr. Rioux’s annual salary and bonuses received during the year ended August 31, 2011 are described below under the headings “Annual Incentive Cash Bonuses” and “Stock Option and Equity Incentive Programs.”

In January 2011, Raptor Therapeutics Inc. executed an employment arrangement with Patrick Reichenberger with an annual base salary of $230,000.  Mr. Reichenberger also earned a $10,000 sign-on bonus and is eligible for annual bonuses based upon our annual bonus compensation program.  Mr. Reichenberger was granted stock options to purchase up to 120,000 shares of our common stock at an exercise price of $3.52 which vest over four years with a six month cliff vest and expire 10 years from grant date.

In April 2011, Raptor Therapeutics Inc. executed an employment arrangement with Kathy Powell with an annual base salary of $220,000.  Ms. Powell is eligible for annual bonuses based upon our annual bonus compensation program.  Ms. Powell was granted stock options to purchase up to 100,000 shares of our common stock at an exercise price of $3.33 which vest over four years with a six month cliff vest and expire 10 years from grant date.

If Dr. Starr’s, Dr. Zankel’s or Ms. Tsuchimoto’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then such officer will be entitled to continue to receive his or her base salary, bonuses and other benefits for a period of 12 months from the date of termination. If Ms. Powell’s, Mr. Reichenberger’s, Dr. Rioux’s or Mr. Daley’s employment is constructively terminated or terminated by us without cause, including in the event of a change of control, then such officer will be entitled to continue to receive her or his base salary and other certain benefits for a period of six months from the date of termination.

If any officer’s employment is terminated for cause, by death or due to a voluntary termination, we shall pay to such officer, or in the case of termination due to death, his or her estate, the compensation and benefits payable through the date of termination.

If any officer’s employment is terminated due to disability, we shall pay to such officer the compensation and benefits payable through the date of termination.  In addition, except for Ms. Powell, Mr. Reichenberger and Dr. Rioux, we shall continue to pay such officer salary and a prorated bonus for three months following such termination, at the end of which time such officer may be entitled to receive short-term and eventually long-term disability benefits, subject to the terms of and pursuant to our then current disability insurance plans.

Annual Incentive Cash Bonuses

In September 2011, our Compensation Committee recommended and our board approved cash bonuses for achievements during our fiscal year ended August 31, 2011.  Corporate goal achievements included:  executing a long-term active pharmaceutical ingredient, or API, supply agreement; fully enrolling our Phase 3 cystinosis clinical trial; reporting  positive Phase 3 data from our cystinosis clinical trial;  initiating our Phase 2 trial in Huntington’s Disease in France; operating within budget targets; and collecting a minimum of $3.5 million from expiring common stock warrants. Along with corporate goals, each officer (other than Dr. Starr who was only measured against corporate goals) was benchmarked against individual goal achievement.  The following cash bonuses were approved and paid to named executive officers in September 2011:  Dr. Starr $96,996; Mr. Daley $51,839; and Dr. Rioux $62,681.

In addition to the above achievements, our Compensation Committee recommended and our board approved additional special bonuses related to the obtaining in fiscal year 2011 by senior management of new research analyst coverage by quality investment banks, such as Canaccord Genuity, Wedbush Securities, Cowen and Company, JMP Securities, and Lazard.  Based upon this achievement, the following cash bonuses were paid to named executive officers in September 2011: Dr. Starr $15,000; Mr. Daley $10,000; and Dr. Rioux $5,000.

Stock Option Grants and Exercises During the Fiscal Year Ended August 31, 2011

Grants of Plan-Based Awards Table

The following table sets forth information concerning stock option grants made during the fiscal year ended August 31, 2011 to our executive officers named in the “Summary Compensation Table” above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of such stock options will depend on the market value of our common stock.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Thres-hold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Or Units (#)	Options (#) (1)	($/Sh)	Awards ($) (2)
Christopher M. Starr, Ph.D.	10/12/10	—	—	—	—	—	—	—	172,524	2.97	88,378
	11/22/10	—	—	—	—	—	—	—	345,054	3.54	383,089
Ted Daley	10/12/10	—	—	—	—	—	—	—	56,808	2.97	26,821
	11/22/10	—	—	—	—	—	—	—	113,616	3.54	126,141
Patrice P. Rioux, M.D., Ph.D.	10/12/10	—	—	—	—	—	—	—	56,808	2.97	26,821
	11/22/10	—	—	—	—	—	—	—	113,616	3.54	126,141

(1)
Stock options granted on October 12, 2010 vest 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter.  Stock options granted on November 22, 2010 vest 25% immediately upon grant and the remaining 75% vest 1/36th per month thereafter.  All options expire 10 years from their respective grant dates.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to our year ended August 31, 2011 for the fair value of the stock options granted to each of the named executive officers in the fiscal year ended August 31, 2011 in accordance with ASC Topic 718. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value, if any,  that will be realized  by the named executive officers.

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

The options that were granted to named executive officers are set forth in the “Grants of Plan-Based Awards Table” above. All options granted to named executive officers are intended to be qualified incentive stock options as defined under Section 422 of the Code to the extent possible.

In October 2010, following its usual practice, our Compensation Committee hired Virginia Keller, an outside Human Resources consultant, to update the benchmark of our base salaries, annual incentive cash bonuses and equity compensation (stock option grants) against the Aon Radford Global Life Sciences survey, a well-established blinded industry compensation survey.  Our Compensation Committee also considered the progress we had achieved from March 1, 2010 through August 31, 2010.  After a full discussion, along with the base salary and annual incentive recommendations, our Compensation Committee recommended and our board approved the following equity compensation stock option grants to named executive officers at an exercise price of $2.97 per share, with vesting commencing September 1, 2010 with a six month cliff vest and 1/48th per month thereafter with a 10 year expiry from grant date:  Dr. Starr 172,524; Mr. Daley 56,808; and Dr. Rioux 56,808.

During compensation deliberations in our board meeting of March 9, 2010, our board reported concerns based on input from investors, from their own professional experience, and from company data that our Equity Compensation program was not competitive in our segment of the biopharmaceutical industry.  In response to this concern, in the period of October and part of November 2010, our Compensation Committee analyzed our equity compensation program compared to comparative companies.

A brief outline of the study follows: The study was based on equity compensation comparisons between our Company and a group of 14 comparative companies independently recommended by Beal Advisors, our advisor for investment banking/corporate development matters, without any guidance or limitations from us.  The selected comparative companies were companies whose common stock is traded on the NASDAQ or the NYSE/AMEX stock exchanges, had market capitalizations between approximately $75.0 million and $150.0 million, and were in the biopharmaceutical industry at approximately the same stage of development (development stage with products in development but without a commercial product base) as us.  Compensation and stock data was extracted from public records for the 14 comparative companies and for our Company. Two companies were not included in the final equity compensation analysis due to dissimilar capital structures. The data was used to calculate the fully diluted number of common shares outstanding for each company and for each company’s equity compensation program.  Additional data was extracted for chief executive officer cash compensation and for the accumulated deficit for each company.

The companies whose data was used in the fiscal year 2010 comparative company analysis were:

Amicus Therapeutics                                                                Anadys Pharmaceuticals
Trubion Pharmaceuticals                                                          Stem Cells
NeurogesX                                                                    Zalicus
Oncogenex Pharmaceuticals                                                    Genvec
Cytrx                                                                       Oncothyreon
Inovio Pharmaceuticals                                                            Transcept Pharmaceuticals
Raptor Pharmaceutical

The primary measurement for each company was the percent calculated by the fully diluted equity compensation common share equivalents (primarily stock options, restricted stock and restricted stock units, and stock options exercised) divided by the total fully diluted common shares outstanding (primarily common stock outstanding, stock options outstanding and warrants outstanding).

In percent of equity compensation divided by fully diluted common stock equivalents outstanding, our Company ranked 13 of the 13 comparative companies (including us) in the study, our percentage was 4.7%, the median percent was 12.4%. In total cash compensation for the chief executive officer position, our Company ranked 15 of 15 comparative companies (including us) in the study.  In terms of the current market capitalization divided by the accumulated deficit, we ranked first in this approximate measurement of the efficiency of the company in creating stockholder value.  (Another company was a very close second in this ranking and given fluctuations in market capitalization due to stock price fluctuations, it was deemed that the two companies were essentially equal, but substantially better than the other comparative companies.)

After consideration of this analysis, which reflects our less than competitive position compared to peer or comparative companies, our Compensation Committee recommended that actions should be initiated to improve over time our equity compensation position to approximate the median value of the equity compensation programs of our peers. The first step of this improvement program was to grant additional stock options (in a proportional manner based on the recently reviewed October 12, 2010 awards) to officers, directors and staff to increase the potential future value of their equity compensation.

 On November 22, 2010, after a discussion of the equity compensation situation and alternatives, our board approved the recommendation of our Compensation Committee.  With respect to named executive officers and our directors, our board awarded the following stock options at an exercise price of $3.54 per share, 25% of the shares subject to each option grant vested immediately upon issuance, and the remaining 75% of the shares subject to each option grant vest pro rata on a monthly basis over 36 months commencing on December 22, 2010 with a 10 year expiry from grant date: Dr. Starr 345,054 shares; and Mr. Daley and Dr. Rioux 113,616 shares each. Also, the non-employee members of our board as of November 22, 2010 (Mr. Anderson, Dr. Franklin, Dr. Keltner, Mr. Sager), were each granted options to purchase 90,000 shares with the same terms as executive officers, as outlined above.  Dr. Starr did not participate in the discussion or approval of his option grant.

The effect of the November 22, 2010 stock option grants was to make our equity compensation program more competitive by increasing the percentage of equity compensation to the fully diluted common share equivalents outstanding to 7.4% which was considered to be well below the company target of the median percentage of 12.4%.  Our Compensation Committee plans to review the competitive equity compensation position of our Company annually.  Actions, if any, will be based on the performance of our Company and individuals, available stock options for equity compensation, an updated competitive analysis and other factors.

Outstanding Equity Awards at August 31, 2011

The following table sets forth certain information with respect to outstanding stock option awards of our named executive officers for the fiscal year ended August 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher M. Starr, Ph.D.	58,281 (1)	—	—	2.83	5/26/2016
	22,403(3)	24,347(3)	—	2.02	3/9/2020
	39,535(3)	132,989(3)	—	2.97	10/12/2020
	150,961(5)	194,093(5)	—	3.54	11/22/2020
Ted Daley	34,240 (2)	729(2)	—	2.23	9/10/2017
	17,484 (2)	5,829(2)	—	1.88	8/12/2018
	9,057(3)	9,843(3)	—	2.02	3/9/2020
	13,017(3)	43,791(3)	—	2.97	10/12/2020
	49,706(5)	63,910(5)	—	3.54	11/22/2020
Patrice P. Rioux, M.D., Ph.D.	20,398(2)	14,571(2)	—	0.85	4/16/2019
	11,656 (4)	—	—	1.66	3/30/2020
	11,656 (4)	—	—	3.05	6/28/2020
	13,017(3)	43,791(3)	—	2.97	10/12/2020
	49,706(5)	63,910(5)	—	3.54	11/22/2020
(1)	Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter.
(2)	Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter.
(3)	Stock options vest 6/48ths on grant date and1/48th per month thereafter.
(4) Stock options vest 100% upon grant date.
(5) Stock options vest 25% immediately and the remaining 75% vests 1/36th per month.

Option Exercises

There were no option exercises by our named executive officers during the fiscal year ended August 31, 2011.

Executive Payments Upon Termination

Change in control arrangements are designed to retain executives and provide continuity of management in the event of a change in control.  These agreements are described in more detail elsewhere in this Annual Report on Form 10-K, including the sections titled “Annual Incentive Cash Bonuses,” “Employment Agreements,” and “Stock Option and Equity Incentive Programs.”

The following table quantifies the amounts that we would owe each of our executive officers upon each of the termination triggers discussed above under “Employment Agreements,” assuming a termination date of August 31, 2011:

Christopher M. Starr, Ph.D.

  Chief Executive Officer and Director

Executive Benefits and Payments Upon Termination	Disability	Death	Termination Without Cause or Constructive Termination	CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$ 86,604(3)	$—	$ 346,415(2)	$ 346,415(2)
Short-Term Incentive	27,999(4)	—(4)	111,996(5)	111,996(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	—	—	—	793,227(6)
Total	$114,603	$—	$ 458,411	$1,251,638

______________________

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718. This amount reflects our accounting expense for these awards, and does not correspond to the actual value, if any,  that will be realized  by the officer.

Ted Daley

   President, Raptor Therapeutics Inc.
Executive Benefits and Payments Upon Termination	Disability		Death			Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$62,608	(3)	$	―		$125,216	(2)	$125,216	(2)
Short-Term Incentive	15,460	(4)		―	(4)	61,839	(5)	61,839	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock Options	―			―		―		276,313	(6)
Total	$78,068		$	―		$187,055		$463,368
(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	6 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Patrice P. Rioux, M.D., Ph.D.
   Chief Medical Officer, Raptor Therapeutics Inc.
Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$	―	$	―	$149,240	(2)	$149,240	(2)
Short-Term Incentive		―		―	―		―
Value of Unvested Equity Awards and Accelerated Vesting Stock Options		―		―	―		265,149	(3)
Total	$	―	$	―	$149,240		$414,389
(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)	6 months base salary.
(3)
Vesting of all stock options granted in accordance with ASC Topic 718.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Director Compensation

Effective September 1, 2010, members of our board of directors receive the following cash compensation:  our Chairman receives $68,000 annually, and all other non-employee directors receive $48,000 annually. No cash compensation is paid to our Chief Executive Officer for his services as a member of our board of directors.

On April 11, 2011, Dr. Bruhn, Mr. Samant and Mr. Walbert were appointed to our board.  Compensation in the table below includes their pro rata compensation during the year ended August 31, 2011.

The following table sets forth the total compensation paid by us to each of our non-employee directors during our fiscal year ended August 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)	Total($)
Raymond W. Anderson (2)	48,000	128,228	176,228
Suzanne L. Bruhn, Ph.D. (3)	12,000	17,952	29,952
Richard L. Franklin, M.D. Ph.D. (4)	48,000	134,724	182,724
Llew Keltner, M.D., Ph.D. (5)	48,000	143,312	191,312
Erich Sager (6)	68,000	128,228	196,228
Vijay B. Samant (7)	12,000	17,952	29,952
Timothy P. Walbert (8)	12,000	17,952	29,952

(1)
Amounts shown do not reflect compensation actually received by a director, but reflect the dollar amount compensation cost recognized by us for financial statement reporting purposes for the fiscal year ended August 31, 2011, in accordance with ASC Topic 718, and thus may include amounts from awards granted in and prior to the fiscal year ended August 31, 2011. The assumptions underlying the calculations pursuant to ASC Topic 718 are set forth under Note 7 of the Notes to Consolidated Financial Statements, beginning on page F-23 of our Consolidated Financial Statements in the Form 10-K.

(2)	Mr. Anderson had 274,875 options outstanding as of August 31, 2011, of which 193,311 were exercisable.
(3)	Dr. Bruhn had 75,000 options outstanding as of August 31, 2011, of which zero were exercisable.
(4)	Dr. Franklin had 169,969 options outstanding as of August 31, 2011, of which 80,390 were exercisable.
(5)	Dr. Keltner had 169,968 options outstanding as of August 31, 2011, of which 70,191 were exercisable.
(6)	Mr. Sager had 391,437 options outstanding as of August 31, 2011, of which 309,873 were exercisable.
(7)	Mr. Samant had 75,000 options outstanding as of August 31, 2011, of which zero were exercisable.
(8)	Mr. Walbert had 75,000 options outstanding as of August 31, 2011, of which zero were exercisable.

On October 12, 2010, each non-employee director was granted options to purchase up to 30,000 shares of our common stock at an exercise price of $2.97 per share for his or her services as a director for the fiscal year ended August 31, 2011.  Such options commenced vesting on September 1, 2010, and vest over four years with a six month cliff vest and expire 10 years from the grant date.

            As an integral part of the overall Equity Compensation program (as discussed in detail above under the section titled “Stock Option and Equity Incentive Programs”), on November 22, 2010, each non-employee director (Mr. Anderson, Dr. Franklin, Dr. Keltner and Mr. Sager) was granted options to purchase 90,000 shares of our common stock at an exercise price of $3.54 per share.  Such options vest 25% upon grant and 1/36th per month thereafter and expire 10 years from the grant date.  These grants were proportional to the grants given to all of our officers and staff at that time.
            On April 11, 2011, Dr. Bruhn, Mr. Samant and Mr. Walbert joined our board of directors at which time they were each granted options to purchase up to 75,000 shares of our common stock at an exercise price of $3.33 per share.  Such options vest over four years with a six month cliff vest and expire 10 years from the grant date.

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

PART IV

Item 15:                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Amendment No. 1 to our Annual Report on Form 10-K:

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

4.3	Form of Registration Rights Agreement 1999 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB, filed on March 13, 2000). -11-
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
                                                                                                                             -12-

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

10.17#**
Offer Letter from Raptor Therapeutics Inc. dated January 1, 2011 for Patrick Reichenberger (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).

10.18#**	Offer Letter from Raptor Therapeutics Inc. dated April 6, 2011 for Kathy Powell (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).
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
                                                                                                                               -13-

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

21.1†	Subsidiaries of the Registrant. -14-
23.1
Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
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

        Dated: December16, 2011

        By:/s/   Kim R. Tsuchimoto
                                                                                                         Kim R.  Tsuchimoto
            Chief Financial Officer, Secretary and Treasurer
          (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
* Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2011
/s/ Kim R. Tsuchimoto Kim R. Tsuchimoto	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 16, 2011
* Raymond William Anderson	Director	December 16, 2011
* Suzanne L. Bruhn, Ph.D.	Director	December 16, 2011
* Richard L. Franklin, M.D., Ph.D.	Director	December 16, 2011
* Llew Keltner, M.D., Ph.D.	Director	December 16, 2011
* Erich Sager	Director	December 16, 2011
* Vijay B. Samant	Director	December 16, 2011
* Timothy P. Walbert	Director	December 16, 2011

*    By: /s/   Kim R. Tsuchimoto
        as attorney-in-fact

The following exhibits are filed as part of, or incorporated by reference into this Amendment No. 1 to our Annual Report on Form 10-K:

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

10.17#**
Offer Letter from Raptor Therapeutics Inc. dated January 1, 2011 for Patrick Reichenberger (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).

10.18#**	Offer Letter from Raptor Therapeutics Inc. dated April 6, 2011 for Kathy Powell (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).
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

21.1†	Subsidiaries of the Registrant.
23.1
Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2011).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer.
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