Form 10-Q
period 2011-11-30
Raptor Pharmaceutical Corp
filed 2012-01-06
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 47,773,488 shares of the registrant’s common stock, par value $0.001, outstanding as of December 27, 2011.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2011

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2011 (unaudited) and August 31, 2011	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three month periods ended November 30, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to November 30, 2011	3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three month period ended November 30, 2011	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended November 30, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to November 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4	Controls and Procedures	55
Part II - Other Information
Item 1	Legal Proceedings	55
Item 1A	Risk Factors	56
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3	Defaults Upon Senior Securities	58
Item 4	(Removed and Reserved)	58
Item 5	Other Information	58
Item 6	Exhibits	59
SIGNATURES		62

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	$61,859,831	$61,859,831
	November 30, 2011 (unaudited)	August 31, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$24,732,255	$15,172,086
Restricted cash	113,336	114,468
Short-term investments	30,018,461	—
Prepaid expenses and other	330,206	415,944

Total current assets	55,194,258	15,702,498
Intangible assets, net	3,214,417	3,250,917
Goodwill	3,275,403	3,275,403
Fixed assets, net	70,847	76,997
Deposits	104,906	104,906
Deferred offering costs	—	151,783

Total assets	$61,859,831	$22,562,504

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$2,265,057	$847,137
Accrued liabilities	1,658,386	2,249,254
Common stock warrant liability	25,367,694	23,575,294
Deferred rent	21,242	24,136
Capital lease liability – current	4,011	3,953

Total current liabilities	29,316,390	26,699,774
Capital lease liability - long-term	8,754	9,778

Total liabilities	29,325,144	26,709,552

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized 47,773,488 and 35,569,188 shares issued and outstanding as at November 30, and August 31, 2011, respectively	47,773	35,569
Additional paid-in capital	121,927,944	73,817,083
Accumulated other comprehensive income (loss)	(6,569)	1,904
Deficit accumulated during development stage	(89,434,461)	(78,001,604)

Total stockholders’ equity (deficit)	32,534,687	(4,147,048)

Total liabilities and stockholders’ equity (deficit)	$61,859,831	$22,562,504

(1)	Derived from the Company’s audited consolidated financial statements as of August 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the period from	For the period from	For the period from
	For the three months ended November 30,		For the period from September 8, 2005 (inception) to November 30, 2011
	2011	2010
Revenues:	$—	$—	$—

Operating expenses:
General and administrative	2,336,288	1,706,099	19,190,311
Research and development	5,016,178	2,695,130	44,253,468

Total operating expenses	7,352,466	4,401,229	63,443,779

Loss from operations	(7,352,466)	(4,401,229)	(63,443,779)
Interest income	64,169	7,476	436,609
Interest expense	(505)	(642)	(116,635)
Foreign currency transaction gain (loss)	59,499	248	88,361
Unrealized loss on short-term investments	(35,309)	—	(35,309)
Adjustment to fair value of common stock warrants	(4,168,245)	(5,726,630)	(26,363,708)

Net loss	(11,432,857)	(10,120,777)	(89,434,461)
Other comprehensive income (loss)
Foreign currency translation adjustment	(8,473)	3,511	(6,569)

Comprehensive loss	$(11,441,330)	$(10,117,266)	$(89,441,030)

Net loss per share:
Basic and diluted	$(0.25)	$(0.33)

Weighted average shares outstanding used to compute:
Basic and diluted	45,622,651	30,228,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the three months ended November 30, 2011

(Unaudited)

	Common stock		Additional paid- in capital	Accumulated other comprehensive income (loss)	Deficit accumulated during development stage	Total
	Shares	Amount
Balance at August 31, 2011	35,569,188	$35,569	$73,817,083	$1,904	$(78,001,604)	$(4,147,048)
Exercise of common stock warrants	686,815	687	1,956,252	—	—	1,956,939
Exercise of common stock options	17,485	17	39,674	—	—	39,691
Employee stock-based compensation expense	—	—	916,738	—	—	916,738
Reclassification of the fair value of warrant liabilities upon exercise	—	—	2,375,843	—	—	2,375,843
Issuance of common stock in a follow-on public offering at $4.00 per share purchase price, net of fundraising costs totaling $3,166,146	11,500,000	11,500	42,822,354	—	—	42,833,854
Foreign currency translation gain	—	—	—	(8,473)	—	(8,473)
Net loss	—	—	—	—	(11,432,857)	(11,432,857)

Balance at November 30, 2011	47,773,488	$47,773	$121,927,944	$(6,569)	$(89,434,461)	$32,534,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	$(11,432,857)	$(11,432,857)	$(11,432,857)
	For the three month periods from September 1 to November 30,		For the cumulative period from September 8, 2005 (inception) to November 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(11,432,857)	$(10,120,777)	$(89,434,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	916,738	873,673	4,268,100
Consultant stock-based compensation expense	—	4,273	683,322
Fair value adjustment of common stock warrants	4,168,245	5,726,630	26,363,708
Amortization of intangible assets	36,500	38,375	587,458
Depreciation of fixed assets	8,669	19,685	509,442
Dividends, net of unrealized loss on short-term investments	(18,461)	—	(18,461)
Write-off of intangible assets and other intellectual property	—	—	348,750
Amortization of capitalized finder’s fee	—	—	102,000
Capitalized acquisition costs previously expensed	—	—	38,000
Changes in assets and liabilities:
Prepaid expenses and other	85,738	96,063	(230,768)
Intangible assets	—	—	(150,000)
Deposits	—	—	(104,907)
Accounts payable	1,417,920	546,651	2,265,057
Accrued liabilities	(590,867)	(80,726)	977,660
Deferred rent	(2,894)	11,825	21,136

Net cash used in operating activities	(5,411,269)	(2,884,328)	(53,773,964)

Cash flows from investing activities:
Purchase of fixed assets	(2,520)	—	(549,046)
Cash acquired in 2009 Merger	—	—	581,391
Increase in restricted cash	1,132	—	(113,336)
Purchase of short-term investments	(30,000,000)	—	(30,000,000)

Net cash used in investing activities	(30,001,388)	—	(30,080,991)

Cash flows from financing activities:
Proceeds from the sale of common stock	46,000,000	—	85,941,278
Proceeds from the sale of common stock under an equity line	—	899,977	11,639,568
Proceeds from the exercise of common stock warrants	1,956,939	348,706	17,854,438
Proceeds from the exercise of common stock options	39,691	—	208,300
Fundraising costs	(3,014,363)	(8,186)	(7,341,327)
Proceeds from the sale of common stock to initial investors	—	—	310,000
Proceeds from bridge loan	—	—	200,000
Repayment of bridge loan	—	—	(200,000)
Principal payments on capital lease	(968)	(1,140)	(18,478)

Net cash provided by financing activities	44,981,299	1,239,357	108,593,779

Foreign currency translation gain (loss)	(8,473)	3,511	(6,569)

Net increase (decrease) in cash and cash equivalents	9,560,169	(1,641,460)	24,732,255
Cash and cash equivalents, beginning of period	15,172,086	16,953,524	—

Cash and cash equivalents, end of period	$24,732,255	$15,312,064	$24,732,255

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$—	$—	$16,310,414

Initial fair value of warrants issued to placement agents in connection with financings	$—	$—	$208,660

Common stock and warrants issued in connection with reverse merger	$—	$—	$4,417,046

Common stock issued as fee for equity line	$—	$46,121	$827,637

Fair value of warrant liability reclassified to equity upon exercise	$2,375,843	$—	$3,861,488

Acquisition of equipment in exchange for cap. lease	$—	$—	$35,134

Notes receivable issued in exchange for common stock	$—	$—	$110,000

Common stock issued for a finder’s fee	$—	$—	$102,000

Common stock issued in asset purchase	$—	$—	$2,898,624

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

The following reflects the Company’s current, post-2009 Merger corporate structure (jurisdiction of incorporation):

Raptor Pharmaceutical Corp., formerly TorreyPines Therapeutics, Inc. (Delaware)

                                                                 |

                                             Raptor Pharmaceuticals Corp. (Delaware)

                                                     (merged with Raptor Pharmaceutical Corp. December 7, 2011)

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

Raptor Pharmaceuticals Europe B.V. (Netherlands)

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Raptor, a publicly-traded biotechnology company, seeks to research, manufacture, and commercialize medicines that improve life for patients with severe, rare disorders. Raptor currently has product candidates in clinical development designed to potentially treat nephropathic cystinosis, Non-alcoholic Steatohepatitis (“NASH”), Huntington’s Disease (“HD”), aldehyde dehydrogenase deficiency (“ALDH2”), and thrombotic disorder. Raptor’s preclinical programs are based upon bioengineered novel drug candidates and drug-targeting platforms derived from the human receptor-associated protein and related proteins that are designed to target cancer and infectious diseases.

The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. See the section titled “Factors That May Affect Future Results” included elsewhere in this Quarterly Report on Form 10-Q.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Corp., Raptor Discoveries Inc., and Raptor Therapeutics Inc., such subsidiaries incorporated in Delaware on May 5, 2006, September 8, 2005 (date of inception), and August 1, 2007, respectively, and Raptor Pharmaceuticals Europe B.V. incorporated in the Netherlands on December 15, 2009. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through November 30, 2011, the Company had accumulated losses of approximately $89.4 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash and cash equivalents as of November 30, 2011 of approximately $54.8 million will be sufficient to meet the Company’s obligations into the first calendar quarter of 2013. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. The Company cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements for the years ended August 31, 2011 and 2010 and for the period from September 8, 2005 (inception) to August 31, 2011. The November 14, 2011 audit opinion included a paragraph indicating substantial doubt as to the Company’s ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue or sustained operating profits to date.

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

(c) Functional Currency

The Company’s consolidated functional currency is the U.S. dollar. Raptor Pharmaceuticals Europe B.V. (“BV”), the Company’s European subsidiary, uses the European Euro as its functional currency. At each quarter end, BV’s balance sheet is translated into U.S. dollars based upon the quarter-end exchange rate, while its statement of operations is translated into US dollars based upon an average of the Euro’s value between the beginning and end date of the reporting period. BV’s equity is adjusted for any translation gain or loss.

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

(e) Segment Reporting

The Company has determined that it no longer operates in two separate, distinguishable operating segments based upon preclinical and clinical programs. Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company in deciding how to allocate resources and to assess performance. The Company’s chief executive officer assesses the Company’s performance and allocates its resources. The Company originated as a preclinical stage company which later added clinical stage programs and currently pre-commercial operations. The Company has reviewed how it allocates its resources and analyzes its performance and, because employees of both operating companies, Raptor Therapeutics and Raptor Discoveries, work on integrated programs which encompass all stages of product development and commercialization, the Company no longer considers itself as operating in two operating segments.

The Company fundamentally develops and commercializes potential pharmaceutical products from the stage of initial development in which they are acquired or discovered to sale in the commercial marketplace. This can be done in collaboration with partners (corporate or governmental) with the partners assuming responsibility for research and development tasks, commercial tasks, and financial contributions. A segmentation based on the stages of product development no longer is the primary basis for either resource allocation or performance evaluation.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. Restricted cash represents compensating balances required by the Company’s U.S. and European banks as collateral for credit cards.

(g) Short-term Investments

The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its idle cash. Short-term investments consisted of:

	November 30,	November 30,
	November 30, 2011	August 31, 2011
Adjustable-rate government fund	$15,028,645	$—
Ultra short-term income fund	14,989,816	—

Total short-term investments	$30,018,461	$—

Such investments are not insured by the Federal Deposit Insurance Corporation. The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of November 30, 2011. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

(h) Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

(i) Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as RP103 and RP104), to an out-license acquired in the 2009 Merger and the rights to tezampanel and NGX 426 (oral tezampanel) also acquired in the 2009 Merger (tezampanel and oral tezampanel are referred to as tezampanel hereafter). The intangible assets related to RP103/RP104 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until development is completed, but will be tested annually for impairment.

(j) Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger. Goodwill is reviewed annually, or when an indication of impairment exists, to determine if any impairment analysis and resulting write-down in valuation is necessary.

(k) Fixed Assets

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

(l) Common Stock Warrant Liabilities

The warrants issued by the Company in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company. This provision requires these warrants to be classified as liabilities and to be marked to market at each period-end commencing on August 31, 2010. The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability. Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period-end. The common stock warrants are re-measured at the end of every reporting period with the change in value reported in the Company’s condensed consolidated statements of comprehensive loss. Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise. Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.

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

(n) Research and Development

The Company is a development stage biotechnology company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, commercial drug manufactured prior to obtaining marketing approval, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses. Research and development expenses are offset by contra-expenses, which are reimbursements of research and development expenses received either from research collaborators or from government grants or tax rebates.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(o) In-Process Research and Development

Prior to September 1, 2009, the Company recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually. Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. In-process research and development that is amortized or expensed is recorded as part of research and development expenses on the Company’s condensed consolidated statements of comprehensive loss. The Company reviews each product candidate acquisition to determine the existence of in-process research and development.

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

	November 30,
	2011	2010
Warrants to purchase common stock	6,332,035	10,236,609
Options to purchase common stock	5,682,498	3,140,866

Total potentially dilutive securities	12,014,533	13,377,475

Net loss per share, basic and diluted, was $(0.25) and $(0.33) for the three month periods ended November 30, 2011 and 2010, respectively.

Loss per share from operations, basic and diluted, was $(0.16) and $(0.15) for the three month periods ended November 30, 2011 and 2010, respectively.

(q) Comprehensive Loss

Components of comprehensive loss are reported in the Company’s condensed consolidated statements of comprehensive loss in the period in which they are recognized. The components of comprehensive loss include net loss and foreign currency translation adjustments.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(s) Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted these standards on September 1, 2011 and has determined that ASU 2010-28 had no material impact on its condensed consolidated financial statements for the three month period ended November 30, 2011, because there was no requirement to perform Step 2 due to the Company’s positive carrying amount.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is an update that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements and expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted these standards on September 1, 2011, however since there were no business combinations during the three month period ended November 30, 2011, ASU 2010-29 had no material impact on the Company’s financial disclosure, however, the provision will impact the financial disclosures of any business combinations in the future.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company early adopted these standards as of August 31, 2011. Because ASU 2011-05 impacts presentation only, it had no effect on the Company’s condensed consolidated financial statements or on its financial condition for the three-month period ended November 30, 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the Company has only one reporting unit, which has a fair value higher than its carrying amount, adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements for the three month period ended November 30, 2011.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS AND GOODWILL

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

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 8 below.

Summary of intangibles acquired as discussed above:

	November 30, 2011	August 30, 2011
Intangible asset (IP license for RP103/RP104) related to the Encode merger	$2,620,000	$2,620,000
Intangible assets (out-license) related to the 2009 Merger	240,000	240,000
In-process research and development (IP license for tezampanel) related to the 2009 Merger	900,000	900,000

Total intangible assets	3,760,000	3,760,000
Less accumulated amortization	(545,583)	(509,083)

Intangible assets, net	$3,214,417	$3,250,917

The intangible assets related to RP103/RP104 are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until the product is developed. During the three month periods ended November 30, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to November 30, 2011, the Company amortized $36,500, $38,375 and $587,458 (included $41,875 related to NeuroTransTM which was written off as of August 31, 2011), respectively, of intangible assets to research and development expense.

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

Goodwill of $3,275,403 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed. The Company tested the carrying value of goodwill for impairment as of its fiscal year ended August 31, 2011 and determined that there was no impairment. Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable. During the year ended August 31, 2011 the NeuroTransTM asset was written off with a carrying value of $108,250 due to the termination of a collaboration agreement.

(4) FIXED ASSETS

Fixed assets consisted of:

	November 30, 2011	November 30, 2011	November 30, 2011
Category	November 30, 2011	August 31, 2011	Estimated useful lives
Leasehold improvements	$124,763	$124,763	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	285,346	285,346	5 years
Computer hardware and software	133,748	131,229	3 years
Capital lease equipment	13,730	13,730	Shorter of life of asset or lease term

Total at cost	560,775	558,256
Less: accumulated depreciation	(489,928)	(481,259)

Total fixed assets, net	$70,847	$76,997

Depreciation expense for the three month periods ended November 30, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to November 30, 2011 was $8,669, $19,685 and $509,442, respectively. Accumulated depreciation on capital lease equipment was $1,056 and zero as of November 30, 2011 and August 31, 2011, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at August 31, 2011 and 2010 are summarized as follows:

	November 30, 2011	November 30, 2011	November 30, 2011	November 30, 2011
Assets	Level 1	Level 2	Level 3	November 30, 2011
Fair value of cash equivalents	$24,408,710	$—	$—	$24,408,710
Restricted cash	—	113,336	—	113,336
Short-term investments	30,018,461	—	—	30,018,461

Total	$54,427,171	$113,336	$—	$54,540,507

Liabilities
Fair value of common stock warrants	$—	$—	$25,367,694	$25,367,694

Total	$—	$—	$25,367,694	$25,367,694

Assets	Level 1	Level 2	Level 3	August 31, 2011
Fair value of cash equivalents	$13,855,813	$—	$—	$13,855,813
Restricted cash	—	114,468	—	114,468

Total	$13,855,813	$114,468	$—	$13,970,281

Liabilities
Fair value of common stock warrants	$—	$—	$23,575,294	$23,575,294

Total	$—	$—	$23,575,294	$23,575,294

Cash equivalents represent the fair value of the Company’s investment in four money markets and two short-term bond funds as of November 30, 2011 and two money market accounts as of August 31, 2011.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Marked-to-Market

The common stock warrants issued in the Company’s August 2010 private placement and the Company’s December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured using the Black-Scholes option valuation model at the end of every reporting period with the change in value reported in the Company’s condensed consolidated statements of comprehensive loss.

For the years ended August 31, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to August 31, 2011, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of $16.3 million, $5.9 million and $22.2 million, respectively, in the line item adjustment to fair value of common stock warrants in its consolidated statements of comprehensive loss. See Note 9 for further discussion on the calculation of the fair value of the warrant liability. Below is the activity of the warrant liabilities:

	$25.4	$25.4
	Three month periods ended November 30,
	2011	2010
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of the fiscal years	$5.9	$5.8
December 2009 direct offering warrants exercised during the three month periods ended November 30	(0.3)	—
Adjustment to mark to market common stock warrants for the three month periods ended November 30	1.1	2.3

December 2009 direct offering common stock warrant liability at fair value at November 30	6.7	8.1

Fair value of August 2010 private placement warrants (including broker warrants) at beginning of the fiscal years	17.7	9.9
August 2010 private placement warrants exercised during the three month periods ended November 30	(2.0)	—
Adjustment to mark to market common stock warrants for the three month periods ended November 30	3.0	3.5

August 2010 private placement common stock warrant liability at fair value at November 30	18.7	13.4

Total warrant liability at November 30, 2011 and 2010	$25.4	$21.5

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	$1,658,386	$1,658,386
	November 30, 2011	August 31, 2011
Clinical trial costs	$1,076,159	$1,177,859
Accrued vacation and employee benefits	179,695	142,678
Accrued bonuses	119,655	478,619
Salaries and wages	81,885	125,069
Legal fees	70,563	164,761
Consulting—general and administrative	53,117	18,085
Patent costs	18,254	2,969
Clinical trial materials	—	125,256
Other	59,058	13,958

Total accrued liabilities	$1,658,386	$2,249,254

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three month periods ended November 30, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to November 30, 2011 was $916,738, $873,673 and $4,268,100, respectively, of which cumulatively $3,421,963 was included in general and administrative expense and $846,136 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

	170 to 240	170 to 240	170 to 240
Period*	Risk-free interest rate	Expected life of stock option	Annual volatility

September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%
Year ended August 31, 2007	4 to 5%	8 years	100%
Year ended August 31, 2008	2 to 3.75%	8 years	109 to 128%
Year ended August 31, 2009	1.5 to 3.2%	7 years	170 to 240%
Year ended August 31, 2010	2.1 to 3.1%	6 to 7 years	55 to 245%
Year ended August 31, 2011	1.6 to 2.4%	6 years	88 to 116%
Three months ended November 30, 2011	1.2%	6 years	121%

*	Dividend rate is 0% for all periods presented.
**

Stock-based compensation expense was recorded on the condensed consolidated statements of operations and statements of comprehensive loss commencing on the effective date of ASC 718, September 1, 2006. Prior to September 1, 2006, stock based compensation was reflected only in the footnotes to the condensed consolidated statements of operations, with no effect on the condensed consolidated statements of operations, per the guidelines of APB Opinion No. 25. Consultant stock-based compensation expense has been recorded on the condensed consolidated statements of operations and statements of comprehensive loss since inception.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three month periods ended November 30, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to November 30, 2011 was, zero, $4,273 and $683,322, respectively, of which cumulatively $147,295 was included in general and administrative expense and $536,027 was included in research and development expense.

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	—	—	—
Granted	580,108	$2.64	—	$2.47
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	—

Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00

Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87
Granted	2,231,790	$3.39	834,624	$2.54
Exercised	(39,302)	$2.44	—	$2.02
Canceled	(3,221)	$1,088.33	—	—

Outstanding at August 31, 2011	3,580,555	$6.64	1,881,349	$2.30
Granted	2,119,905	$5.13	—	$4.45
Exercised	(17,485)	$2.27	—	$1.97
Canceled	(477)	$15.81	—	$0.05

Outstanding at November 30, 2011	5,682,498	$6.09	2,051,680	$3.14

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of November 30, 2011 and 2010 were $7,182,189, $4,296,907, $2,685,979 and $1,446,006, respectively (representing 5,682,498, 2,051,680, 3,140,866 and 1,424,005 shares, respectively).

There were 1,753,508 options available for grant as of November 30, 2011 under the 2010 Equity Incentive Plan, as amended (the “Plan”), which was approved by the Company’s board of directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. On April 7, 2011, the Company’s stockholders passed amendments to the Plan which allow for an increase of the grant pool based upon 5% of the Company’s common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000,000 shares. The April 7 and August 31, 2011, replenishments added 1,629,516 and 1,778,459 shares, respectively, available for grant under the Plan. The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the Plan. In September 2011, the Company’s board of directors approved an amended and restated form of award agreement under the Plan, which will be used for awards granted on or after September 22, 2011. The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the Plan that are vested as of such termination date due to (a) an employee’s or a non-employee director’s retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director’s board membership for reasons other than for cause or retirement and (c) an employee’s or a non-employee director’s death (during his or her continuous service with us or within 90 days’ of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with the Company. No further grants will be made under any previous or assumed stock option plans. As of November 30, 2011, the options outstanding under all of the Company’s stock option plans consisted of the following:

	1,537,404	1,537,404	1,537,404	1,537,404	1,537,404
	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	7.38	0.85	22,583	0.85
$1.01 to $2.00	85,773	7.50	1.71	66,090	1.71
$2.01 to $3.00	1,537,404	6.75	2.65	1,052,447	2.58
$3.01 to $4.00	1,767,924	8.92	3.50	775,715	3.54
$4.01 to $5.00	88,214	8.03	4.70	86,536	4.71
$5.01 to $6.00	2,119,905	9.82	5.13	0	0.00
$6.01 to $964.24	48,309	3.44	266.76	48,309	266.76

	5,682,498	8.59	6.09	2,051,680	9.21

At November 30, 2011, the total unrecognized compensation cost was approximately $11.9 million. The weighted-average period over which it is expected to be recognized is 3.5 years.

(8) ISSUANCE OF COMMON STOCK

As of November 30, 2011, there were 47,773,488 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three month period ended November 30, 2011, the Company received approximately $2.0 million from the exercise of warrants in exchange for the issuance of 0.7 million shares of the Company’s common stock. During the cumulative period from September 8, 2005 (inception) through November 30, 2011, the Company received approximately $17.9 million from the exercise of warrants in exchange for the issuance of an aggregate of 7.8 million shares.

During the three month period ended November 30, 2011, the Company received $39,691 from the exercise of stock options in exchange for the issuance of 17,485 shares of the Company’s common stock. For the cumulative period from September 8, 2005 (inception) through November 30, 2011, the Company received $208,300 from the exercise of stock options resulting in the issuance of 98,048 shares of common stock.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of clinical development. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 46,625 shares of its restricted, unregistered common stock, an additional 46,625 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing ConviviaTM. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 23,312 shares of common stock valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for ConviviaTM pursuant to the asset purchase agreement.

In October 2008, Mr. Daley was issued 23,312 shares of restricted common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. In July 2010, the Company issued 11,656 shares of its restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan. As discussed above, in aggregate, the Company has issued to Mr. Daley, 58,280 shares of Raptor’s common stock valued at $118,551 and paid $70,000 in cash bonuses related to Convivia™ milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement. Pursuant to ASC 730, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense under research and development expenses in the amount of $240,625 on its consolidated statement of operations for the year ended August 31, 2008.

MERGER OF RAPTOR THERAPEUTICS INC. AND ENCODE PHARMACEUTICALS, INC.

On December 14, 2007, the Company entered into a Merger Agreement (the “Encode Merger Agreement”), dated as of the same date, by and between the Company, its subsidiary, Raptor Therapeutics Inc. and Encode. Pursuant to the Encode Merger Agreement, a certificate of merger was filed with the Secretary of State of the State of Delaware and Encode was merged with and into Raptor Therapeutics Inc. The existence of Encode ceased as of the date of the Encode Merger Agreement. Pursuant to the Encode Merger Agreement and the certificate of merger, Raptor Therapeutics Inc., as the surviving corporation, continued as a wholly-owned subsidiary of the Company. Under the terms of and subject to the conditions set forth in the Encode Merger Agreement, the Company issued 802,946 shares of restricted, unregistered shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) to the stockholders of Encode (the “Encode Stockholders”), options (“Company Options”) to purchase 83,325 shares of Common Stock to the optionholders of Encode (the “Encode Optionholders”), and warrants (“Company Warrants”) to purchase 256,034 restricted, unregistered shares of Common Stock to the warrantholders of Encode (the “Encode Warrantholders”, and together with the Encode Stockholders and Encode Optionholders, the “Encode Securityholders”), as of the date of the Encode Merger Agreement. Such Common Stock, Company Options to purchase Common Stock, and Company Warrants to purchase Common Stock combine for an aggregate amount of 1,142,305 shares of Common Stock issuable to the Encode Securityholders as of the closing of the merger with Encode. The purchase price was valued at $2.6 million, which is reflected as intangible assets on the Company’s consolidated balance sheet as of August 31, 2008, primarily based on the value of the Company’s common stock and warrants issued to Encode stockholders. The Encode Securityholders are eligible to receive up to an additional 559,496 shares of Common Stock, Company Options and Company Warrants to purchase Common Stock in the aggregate based on certain triggering events related to regulatory approval of RP103/RP104, an Encode product program described below, if completed within the five year anniversary date of the Encode Merger Agreement. The Company recorded this transaction as an asset purchase rather than a business combination, as Encode had not commenced planned principal operations at the time of the merger, such as generating revenues from its drug product candidate.

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

In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. Cumulatively, Raptor has expensed $600,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH.

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

In connection with the May / June 2008 private placement, the Company issued warrants and a cash fee to placement agents to compensate them for placing investors into the financing. Placement agents were issued warrants exercisable for 7% of Common Stock issued and issuable under the warrants issued to investors as part of the financing units and a cash fee based upon the proceeds of the sale of the units of the private placement. In connection with the sale of units, the Company issued placement agent warrants to purchase 489,559 shares of Raptor’s Common Stock at an exercise price of $2.36 per share for a five year term (valued at approximately $960,000 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 5 years and annual volatility 121.45%) and cash fees to placement agents totaling $700,000. Of the placement agents compensated, Limetree Capital was issued warrants to purchase 438,890 shares of Raptor’s Common Stock and cash commission of $627,550. One of the Company’s Board members served on the board of Limetree Capital.

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

The combined company is headquartered in Novato, California and is managed by Christopher M. Starr, Ph.D., as Chief Executive Officer and director, Todd C. Zankel, Ph.D., as Chief Scientific Officer, Kim R. Tsuchimoto as Chief Financial Officer, Ted Daley, as President of clinical development and Patrice P. Rioux., M.D., Ph.D., as Chief Medical Officer of clinical development.

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

The liquidity benefit is the primary factor behind the goodwill recognized in the transaction (see below). The goodwill is expected to be fully deductible for tax purposes. Below is a breakdown of the assets acquired and liabilities assumed in the merger described herein (in millions, except for %):

	(millions)	(millions)
Asset Allocation	Value (millions)%
Cash and equivalents	$0.58	13
Other current assets	0.10	2
Accrued liabilities	(0.68)	(15)
Intangible assets:
In-process research & development	0.90	20
Licenses	0.24	6

Total identifiable assets	1.14	26
Plus goodwill	3.28	74

Total net assets acquired	$4.42	100

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On April 16, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $15.0 million of the Company’s common stock over a 25 month period. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the US Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement. Such registration statement was declared effective by the SEC on May 7, 2010. Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010. Post-effective amendments to such amended registration statement were filed on October 11, 2011 and October 14, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011. After May 7, 2010, the Company had the right over a 25-month period to sell its shares of common stock to LPC in amounts of $100,000 to up to $1 million per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate amount of $15.0 million. The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the 2010 Private Placement, on August 12, 2010, the Company entered into a registration rights agreement with the 2010 Private Placement Investors, pursuant to which the Company filed with the SEC a registration statement related to the 2010 Private Placement covering the resale of the common stock issued to the 2010 Private Placement Investors under the 2010 Private Placement Purchase Agreements and the shares of common stock that will be issued to the 2010 Private Placement Investors upon exercise of the warrants, including the warrant issued to the 2010 Placement Agent. Such registration statement was declared effective on August 31, 2010. Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010. A post-effective amendment to such amended registration statement was filed on October 11, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011.

2011 FOLLOW-ON PUBLIC OFFERING

On September 13, 2011, the Company closed an underwritten public offering of shares of the Company’s common stock at a price to the public of $4.00 per share. The shares sold in the offering included 10.0 million shares of common stock plus an additional 1.5 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option the Company granted to them. Total gross proceeds to the Company in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $46.0 million, before underwriting discounts and commissions. The offering resulted in net proceeds to the Company of approximately $42.8 million after deduction of underwriting discounts of 6% and other offering expenses payable by the Company.

The following is a summary of common stock outstanding as of November 30, 2011:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sept. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. 2007 – Nov. 2011	5,736,933
Stock option exercises	Mar. 2007 –Nov. 2011	98,048
Loan finder’s fee	Sept. 2007	46,625
Convivia asset purchase	Oct. 2007 – June 2010	160,272
Encode merger RP103/RP104 asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
2008 private placement	May/June 2008	4,662,468
Warrant exercises from warrant exchange	June/July 2009	2,031,670
2009 private placement	August 2009	1,738,226
Shares issued in connection with reverse merger	September 2009	940,863
2009 registered direct financing	December 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	April 2010 –Feb. 2011	4,500,000
2010 private placement	August 2010	4,897,614
2011 follow-on public offering	September 2011	11,500,000

Total shares of common stock outstanding		47,773,488

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) WARRANTS

The table reflects the number of common stock warrants outstanding as of November 30, 2011:

	exercisable	exercisable		exercisable
	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	433,994	$2.36		5/21/2013
Issued to placement agents in August 2009	65,000	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in Dec. 2009	1,493,750	$2.45		12/23/2014
Issued to private placement investors in Aug. 2010	3,999,890	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015

Total warrants outstanding	6,332,035	$2.95	*

*	Average exercise price

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at November 30, 2011 and August 31, 2011:

	November 30,	November 30,	November 30,	November 30,
	December 2009 equity financing Series A		August 2010 equity financing Investors and placement agent
	November 30, 2011	August 31, 2011	November 30, 2011	August 31, 2011
Fair value ($ millions)	6.7	5.9	18.7	17.7
Black-Scholes inputs:
Stock price	$5.52	$4.73	$5.52	$4.73
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.39%	0.38%	0.65%	0.70%
Volatility	120.9%	116.4%	120.9%	116.4%
Expected term (years)	3.00	3.25	3.75	4.00
Dividend	0	0	0	0

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended November 30, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to November 30, 2011, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of approximately $4.2 million, $5.7 million and $26.4 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statements of comprehensive loss. See Note 5 for further discussion on the marking-to-market of the warrant liability.

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

As discussed above, in aggregate, the Company has issued to Mr. Daley, 58,280 shares of Raptor’s common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

CONTRACTUAL OBLIGATIONS WITH FORMER ENCODE STOCKHOLDERS AND UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE (RP103 AND RP104) LICENSE

As a result of the merger between Raptor Therapeutics Inc. and Encode, as discussed in Note 8 above, the Encode Securityholders are eligible to receive up to an additional 559,496 shares of Raptor’s common stock, Company Options and Company Warrants to purchase Raptor’s common stock in the aggregate based on certain triggering events related to regulatory approval of RP103/RP104, an Encode product program, if completed within the five year anniversary date of the merger agreement.

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop RP103/RP104 for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1.0 million in funding prior to December 18, 2008 (which the Company has fulfilled by raising $10.0 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal years ended August 31, 2011, 2010 and 2009 by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, the Company has expensed $600,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH. To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California and expanded the lease on April 1, 2007. Base monthly payments were subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”) and annual adjustments to base operating expenses. In October 2010, the Company executed a lease addendum to the Novato lease for an additional 3,100 square feet ($5,309 per month) starting in April 2011. Effective April 1, 2010, the Company’s monthly base rent including base operating expenses were $10,826 and effective April 11, 2011, the Company’s monthly base including base operating expenses is $16,135 with an adjustment for CPI and operating expenses in April 2012. The Novato lease expires in March 2013. In January 2010, the Company entered into a one-year lease for administrative offices in San Mateo, California for $2,655 per month. The Company anticipates continuing the San Mateo lease on a monthly basis.

During the three month periods ended November 30, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to November 30, 2011, the Company’s rent expense was $53,732, $51,725 and $780,812, respectively.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
December 1, 2011 to August 31, 2012	147,637
Fiscal year ending August 31, 2013	116,335

CAPITAL LEASE

On August 31, 2011, the Company leased a photocopier which is subject to a 39-month lease at $387 per month. The future lease payments under the capital lease are as follows:

$12,764
Period	Amount
December 1, 2011 to August 31, 2012	$3,485
Year ending August 31, 2013	4,647
Year ending August 31, 2014	4,647
Year ending August 31, 2015	1,159

Total future capital lease payments	13,938
Less interest	(1,174)

Total current and long-term capital lease liability	$12,764

Interest rate on the capital lease is 6% based on the lessor’s implicit rate of return.

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three months ended November 30, 2011, the Company maintained several contracts with research and clinical organizations and clinical sites, and primarily to assist with clinical research for Raptor’s cystinosis program and for our NASH clinical collaboration. The future commitments pursuant to clinical research agreements are estimated as follows:

Period	Amount
December 1, 2011 to August 31, 2012	$4,617,442
Fiscal year ending August 31, 2013	4,175,720
Fiscal year ending August 31, 2014	28,000

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three months ended November 30, 2011, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis and Huntington’s Disease trials. The future commitments pursuant to this agreement are estimated as follows:

Period	Amount
December 1, 2011 to August 31, 2012	$536,858
Fiscal year ending August 31, 2013	143,500

FORMULATION / MANUFACTURING AGREEMENTS

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture RP103 for its cystinosis and Huntington’s Disease programs and subsequently, for its NASH program. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. In November 2010, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical agreement of RP103. The future commitments pursuant to these contracts are estimated as follows:

Period	Amount
December 1, 2011 to August 31, 2012	$5,465,430
Fiscal year ending August 31, 2013	3,350,013
Fiscal year ending August 31, 2014	79,845

(11) QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

In October 2010, the Company was awarded a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH (non-alcoholic steatohepatitis) clinical programs and its HepTideTM and WntTideTM preclinical cancer research programs. The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of August 31, 2011, it had received approximately $874,000. The Company recorded the $194,000 and $680,000 of proceeds as a contra-research and development expense in its preclinical and clinical development division, respectively, during the first two quarters of fiscal 2011. The Company records the contra-expense upon deposit of the grant proceeds. During the three months ended November 30, 2011, the Company received approximately $162,000 pursuant to the government program funding guidelines and the remaining balance of approximately $36,000 was drawn but will be returned to the government along with an additional $28,000 as recapture tax because the Company had not incurred the amount originally estimated as qualified expenses for its WntTideTM program, which was the basis for the program funding.

(12) SUBSEQUENT EVENTS

On December 15, 2011, the Company executed a cooperative research and development agreement (“CRADA”) with the National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) part of the National Institutes of Health (“NIH”) to conduct a Phase 2b clinical trial. The clinical trial will evaluate the safety and potential efficacy of RP104, Raptor’s proprietary delayed-release tablet formulation of cysteamine bitartrate, as a potential treatment of non-alcoholic steatohepatitis (“NASH”), an advanced form of non-alcoholic fatty liver disease (“NAFLD”), in children. The clinical trial is expected to begin in the first calendar quarter of 2012 with NIDDK and Raptor sharing the costs to conduct the clinical trial.

The Company estimates the total cost of the clinical trial to be in the range of $14-$16 million. Under the CRADA agreement, Raptor will fund a total of $6 million of the cost of the trial, in addition to providing clinical trial materials and drug manufacturing/quality support estimated at approximately $1 million. The remainder of the funding will come from NIDDK. Raptor holds worldwide, exclusive licenses from UCSD to patents relating to use of cysteamine in NAFLD and NASH. Under this CRADA collaboration, Raptor will retain exclusive development and commercial rights to the clinical data resulting from the clinical trial.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of November 30, 2011, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp. (which was merged into us as of December 7, 2011), Raptor Discoveries Inc., or Raptor Discoveries, Raptor Therapeutics Inc., or Raptor Therapeutics, and Raptor Pharmaceuticals Europe B.V. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors That May Affect Future Results”.

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

Future Activities

Over the next 12 months, we plan to conduct research and development and general and administrative activities including: pre-commercial preparation for the potential launch of RP103 for the treatment of cystinosis in the US and Europe; supporting our ongoing extension study of RP103 in cystinosis; supporting the ongoing clinical trial of RP103 in HD; funding the collaboration in the Phase 2b clinical trial of RP104 in NASH; funding a potential Phase 1 clinical trial of tezampanel as a potential anti-platelet agent; continued business development of our preclinical product candidates; and supporting associated facilities and administrative functions. We plan to seek additional business development partners for our Convivia™ product candidate in Asia. We may also develop future in-licensed technologies and acquired technologies.

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

Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only FDA- and the EMA-approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine has been reported to be effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. However, we believe that patient compliance is challenging due to the requirement for every six-hour dosing and gastrointestinal side effects. Our RP103 for the potential treatment of cystinosis is designed to mitigate these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule. In addition, RP103 is designed to pass through the stomach and deliver the drug directly to the small intestine, where it is more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects.

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

Of 41 patients who completed the Phase 3 protocol, 38 were included in the evaluable data set, 3 not being fully compliant with the protocol due to the fact that their WBC cystine levels went above 2.0 while on Cystagon® during the trial. The age range of study participants was 6-26 years, with 87% of patients below 16 years old. On average, the peak WBC cystine level measured in patients treated with Cystagon® was 0.54 ± 0.05 nmol  1/2 cystine/mg protein, compared to an average peak value of 0.62 ± 0.05 nmol  1/2 cystine/mg protein for patients treated with RP103. The mean difference was 0.08 nmol  1/2 cystine/mg protein, with a 95.8% confidence interval of 0.00-0.16 (one sided p=0.021). As stipulated in our Statistical Analysis Plan, the non-inferiority endpoint of the clinical trial would be achieved when the upper end of the confidence interval around the mean difference of WBC cystine levels did not exceed an absolute value of 0.3. The upper end of the confidence interval in the Phase 3 clinical trial was determined to be 0.16, thus achieving the non-inferiority endpoint.

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

In the course of the study, no unexpected safety issues were experienced. Seven serious adverse events, or SAEs, requiring a visit to the emergency room or hospital, were reported for seven individual patients. Of these seven SAEs, six were determined by the principal investigator to be unrelated to either RP103 or Cystagon®. One SAE, gastric intolerance, was graded as “possibly related” to RP103 and was subsequently resolved and the patient returned on RP103 treatment. That patient completed the RP103 study and continued on the extension study described below. The most frequently reported non-serious adverse events, or AEs, in the study were gastric intolerance symptoms. Fifty-three AEs were scored as “possibly” or “probably” related to either study drug, and forty-three of fifty-three of the drug related AEs were scored as gastric intolerance symptoms. We plan to submit our Phase 3 clinical trial data for publication by the second half of calendar 2012.

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

In a related clinical trial, we performed a bioequivalence study between RP103 administered as whole capsules and RP103 administered as capsule contents sprinkled onto applesauce. As a significant number of cystinosis patients are too young to take whole capsules, this result enabled us to expand enrollment in the extension study to patients who are too young to swallow whole capsules and were therefore ineligible for the pivotal Phase 3 clinical trial protocol. We have also expanded our extension study to patients who have undergone kidney transplants, thus ineligible to participate in our Phase 3 clinical trial. Enrollment of these additional patients in the extension study is ongoing.

With respect to RP103 for the treatment of cystinosis, we expect to file an NDA with the FDA and a marketing authorization application, or an MAA, with the EMA, in the first quarter of calendar 2012. In October and November 2011, we had a pre-NDA meeting with the FDA and a pre-MAA meeting with the EMA, respectively, resulting in no change to our expected NDA or MAA filing timelines. If RP103 is approved by the FDA or EMA for the treatment of cystinosis, we plan to commercialize RP103 in the U.S. or Europe by ourselves. However, we may enter into marketing partnerships for certain markets outside of the U.S. and Europe.

We hold an exclusive, worldwide license from UCSD to the patent, “Enterically Coated Cysteamine, Cystamine and Derivatives Thereof,” filed in 2007, which covers enteric delivery of cysteamine in cystinosis and other potential therapeutic applications. We received a formal Notice of Allowance form the U.S. Patent and Trademark Office, or USPTO, for this patent in November 2011. The patent is still in examination in Europe and other countries.

Development of RP104 for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH

In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of RP104 for the treatment of NASH in juvenile patients. In May 2010, we presented positive Phase 2a clinical trial results from our pilot study of delayed-release cysteamine bitartrate in 11 adolescent patients with NASH, a progressive form of liver disease believed to affect 5% to 11% of the US population. The results were presented at the Digestive Disease Week 2010 conference in New Orleans, Louisiana on May 2, 2010. Our open-label Phase 2a clinical trial was conducted under a collaboration agreement with UCSD at UCSD’s General Clinical Research Center. Eligible patients with baseline levels of the liver enzymes alanine transaminase, or ALT, and aspartate aminotransferase, or AST, that were at least twice that of normal levels, were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of delayed-release cysteamine bitartrate (a prototype of our RP104) for six months, followed by a six-month post-treatment monitoring period.

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

On December 15, 2011, we executed a cooperative research and development agreement, or CRADA, with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, part of the National Institutes of Health, or NIH, to conduct a Phase 2b clinical trial. The clinical trial will evaluate the safety and potential efficacy of RP104, Raptor’s proprietary delayed-release tablet formulation of cysteamine bitartrate, as a potential treatment of non-alcoholic steatohepatitis, or NASH, an advanced form of non-alcoholic fatty liver disease, or NAFLD, in children. The clinical trial is expected to begin in the first quarter of calendar 2012 with NIDDK sharing the costs with us to conduct the clinical trial.

We estimate the total cost of the clinical trial to be in the range of $14-$16 million. Under the CRADA agreement, we will fund a total of $6 million of the cost of the trial, in addition to providing clinical trial materials and drug manufacturing/quality support estimated at approximately $1 million. The remainder of the funding will come from NIDDK. We hold worldwide, exclusive licenses from UCSD to patents relating to use of cysteamine in NAFLD and NASH. Under this CRADA collaboration, we will retain exclusive development and commercial rights to the clinical data resulting from the clinical trial. If the clinical trial commences timely, we anticipate releasing the top-line Phase 2b data in the second half of calendar 2013.

We hold an exclusive worldwide license from UCSD for the patent, “Methods of Treating Non-Alcoholic Steatohepatitis (NASH) Using Cysteamine Products.” The patent was filed in 2010. We received formal Notice of Allowance from USPTO for this patent in June 2011. The patent is still in examination in Europe and other countries.

Development of RP103 for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the US and a comparable number of people in Europe. We are not aware of any therapeutic treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase 2 clinical trial investigating RP103 in HD patients, which began in October 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France are being set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto RP103 and all non-placebo patients continuing on RP103 for up to another 18 months. The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS. We were granted Orphan Drug Designation in the US by the FDA for cysteamine as a potential treatment for HD in 2008 and are planning to apply for Orphan Drug Designation in the E.U. once clinical data is available.

We anticipate reaching full enrollment for our Phase 2 clinical trial for RP103 in patients with HD in the first quarter of calendar 2012 and we anticipate releasing the top-line Phase 2 clinical trial data in the second half of calendar 2013.

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

Tezampanel for Anti-Platelet Therapy

Thrombosis is a major cause of morbidity and mortality in the U.S. In addition to deep vein thrombosis and pulmonary embolus, thrombotic mechanisms predominate as the basis for both heart attack and stroke. During thrombosis, platelets become activated, a process involving a cascade of signaling factors, ultimately leading to aggregation and the formation of a solid mass, the thrombus, within blood vessels.

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

In collaboration with Dr. Lowenstein and Dr. Morrell, we are preparing to conduct a Phase 1 clinical trial in healthy volunteers to determine the efficacy of tezampanel in blocking platelet activation and aggregation. We anticipate this early-stage trial to commence in the first quarter of calendar 2012.

Preclinical Product Candidates

We are also developing a drug-targeting platform based on the proprietary use of RAP and Mesd for the potential treatment of breast cancer. We believe that these proteins may have therapeutic applications in cancer, infectious diseases and neurodegenerative diseases, among others. We are currently seeking to out-license these programs.

HepTide™ for Hepatocellular Carcinoma or HCC and Other Liver Diseases

HepTideTM is a RAP peptide designed to potentially increase liver specific targeting and thereby, potentially diminish non-target tissue toxicity and increase the efficacy of therapeutic delivery to treat liver diseases. We are evaluating conjugates between HepTide™ and other molecules for testing in vitro and in appropriate preclinical models for the potential treatment of HCC and other liver diseases.

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

Strategic Acquisitions

Reverse Merger with Raptor Pharmaceuticals Corp.

In July 2009, we, and our then wholly-owned subsidiary ECP Acquisition, Inc., a Delaware corporation, or merger sub, entered into an Agreement and Plan of Merger and Reorganization, or the 2009 Merger Agreement, with Raptor Pharmaceuticals Corp., a Delaware corporation (which merged with us on December 7, 2011). On September 29, 2009, on the terms and subject to the conditions set forth in the 2009 Merger Agreement, merger sub was merged with and into Raptor Pharmaceuticals Corp. and Raptor Pharmaceuticals Corp. survived such merger as our wholly-owned subsidiary. This merger is referred to herein as the 2009 Merger. Immediately prior to the 2009 Merger and in connection therewith, we effected a 1-for-17 reverse stock split of our common stock and changed our corporate name to “Raptor Pharmaceutical Corp.”

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

Purchase of Convivia™

In October 2007, prior to the 2009 Merger, Raptor Pharmaceuticals Corp. purchased certain assets of Convivia, Inc., or Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. Raptor Pharmaceuticals Corp. hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as the President of its clinical development division. In exchange for the assets related to the ALDH2 deficiency program, what we now call Convivia™, Raptor Pharmaceuticals Corp. issued to Convivia 46,625 shares of our common stock, an additional 46,625 shares of our common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of our common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia, may earn additional shares of our common stock based on certain triggering events or milestones related to the development of the Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement as a result of the milestone of our execution of a formulation agreement for manufacturing Convivia™ with Patheon. In March 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 23,312 shares of our common stock pursuant to the Convivia purchase agreement as a result of the milestone of our execution of an agreement to supply us with the active pharmaceutical ingredient for Convivia™ and two $10,000 cash bonuses pursuant to his employment agreement for reaching his six-month and one-year employment anniversaries. In October 2008, Raptor Pharmaceuticals Corp. issued to Mr. Daley 23,312 shares of our common stock valued at $27,000 and a $30,000 cash bonus as a result of fulfilling a clinical milestone. In July 2010, we issued 11,656 shares of our restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as result of the execution of the license agreement with Uni Pharma for the development of ConviviaTM in Taiwan. In the aggregate, we have issued to Mr. Daley, 58,280 shares of our common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

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

As a result of the Encode merger, we received the exclusive worldwide license to RP103/RP104, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied as of August 31, 2011, 2010 and 2009 by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. To date, we have accrued $600,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, HD and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Application of Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the US. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our condensed consolidated financial statements is critical to an understanding of our consolidated financial position.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency

Our consolidated functional currency is the U.S. dollar. Raptor Pharmaceuticals Europe B.V., or BV, our European subsidiary, uses the European Euro as its functional currency. At quarter end, BV’s balance sheet is translated into U.S. dollars based upon the quarter end exchange rate, while its statement of operations is translated into U.S. dollars based upon an average of the Euro’s value between the beginning and end date of the reporting period. BV’s equity is adjusted for any translation gain or loss.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. Restricted cash represents compensating balances required by the Company’s U.S. and European banks as collateral for credit cards.

Short-term Investments

We invest in short-term investments in high credit-quality funds in order to obtain higher yields on our idle cash. Such investments are not insured by the Federal Deposit Insurance Corporation. We completed an evaluation of our investments and determined that we did not have any other-than-temporary impairments as of November 30, 2011. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as RP103 and RP104), to an out-license acquired in the 2009 Merger and the rights to tezampanel. The intangible assets related to RP103/RP104 are being amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until development is completed, but will be tested annually for impairment.

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

Common Stock Warrant Liabilities

The warrants issued by us in the 2010 private placement contain a cash-out provision, which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving us. This provision requires these warrants to be classified as liabilities and to be marked to market at each period end commencing on August 31, 2010. The warrants issued by us in our December 2009 equity financing contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events. Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability. Therefore, we have classified the warrants as liabilities and will mark them to fair value at each period end. The common stock warrants are re-measured at the end of every reporting period with the change in value reported in our condensed consolidated statements of comprehensive loss. Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise. Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.

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

Research and Development

We are a development stage biotechnology company. Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, commercial manufacturing costs prior to drug approval, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses. Research and development expenses are offset by contra-expenses, which are reimbursements of research and development expenses received either from research collaborators or from government grants or tax rebates.

In-Process Research and Development

Prior to September 1, 2009, we recorded in-process research and development expense for a product candidate acquisition where there is not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually. Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product’s useful life. In-process research and development that is amortized or expensed is recorded as part of research and development expenses on our statements of comprehensive loss. We review each product candidate acquisition to determine the existence of in-process research and development.

Comprehensive Loss

Components of comprehensive loss are reported in our condensed consolidated statements of operations in the period in which they are recognized. The components of comprehensive loss include net loss and foreign currency translation adjustments.

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

For the three month period ended November 30, 2011, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 1.2%; 6 year expected life; 121% volatility; 2.5% turnover rate; and 0% dividend rate.

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

Results of Operations

Three months ended November 30, 2011 and 2010

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits for personnel performing pre-commercial and administrative expenses, pre-commercial expenses, such as reimbursement and marketing studies, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs. General and administrative expenses for the three-month period ended November 30, 2011 increased by approximately $630,000 compared to the prior year’s first fiscal quarter. The increase was primarily due to:

Reason for increase (decrease)	Increase (decrease) in $ thousands
Expenses not in Q1 FY2011:
Investor relations, research coverage and financial advisory fees	314
Commercial operations requirements RP103 for cystinosis:
Pre-commercial consulting services	110
Tax study and advisory fees related to EU headquarters	66
Estimated 1Q accrual for annual performance bonus based on assessment of performance to date	70
Audit fee increase due to internal control attestation in FY2011 audit	60
Salary and benefit increases and new personnel especially related to commercial operations	121
Board expansion from 5 to 8 members
Stock option grants, retainer fees	105
Reduction in legal fees primarily due to availability for use of short form registration statements	(90)
Increased executive costs allocated to R&D due to higher headcount	(108)
Other, net	(18)

Total increase Q1 FY2012 versus Q1 FY 2011	630

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, commercial drug manufacturing costs prior to marketing approval regulatory, clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses Research and development expenses for the three month period ended November 30, 2011 increased by approximately $2.3 million over the prior year’s first fiscal quarter primarily due to:

Reason for increase (decrease)	Increase (decrease) in $ thousands
Increased product manufacture of RP103 and RP104 for cystinosis, HD, NASH	1,714
Reduction in tax rebate available in 1Q 2012	546
Increased NASH Phase 2b clinical trial expenses
Bioequivalence study required for use of RP104 in NASH Phase 2b trial	93
Milestone payment to UCSD for NASH IND	80
Increased executive costs allocated to R&D due to higher headcount	108
Compensation
Salary increases and new hire salaries	62
Estimated 1Q accrual for annual performance bonus based on assessment of performance to-date	50
Reduction in Phase 3 cystinosis trial expense partially offset by extension study	(479)
Other, net	147

Total increase Q1 FY2012 versus Q1 FY 2011	2,321

Research and development expenses include the following: (in $ millions)

	November 30,	November 30,	November 30,
Major Program (stage of development)	Cumulative through November 30, 2011	Three month periods ended November 30,
		2011	2010
RP103/RP104 – All indications (clinical/pre-commercial)	25.6	3.9	1.6
ConviviaTM (clinical)	2.5	—	0.1
Preclinical programs	2.5	—	—
Minor or Inactive Programs	1.1	—	0.1
R & D Personnel and Other Costs Not Allocated to Programs	12.6	1.1	0.9

Total Research & Development Expenses	44.3	5.0	2.7

Major Program expenses recorded as general and administrative expenses: (in $ millions)

Major Program (stage of development)	Cumulative through November 30, 2011	Three month periods ended November 30,
		2011	2010
RP103/RP104 – All indications (clinical and pre-commercial)	1.41	0.30	0.10
ConviviaTM (clinical)	0.27	—	0.06
Preclinical programs	0.78	0.01	0.02

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of RP103 for the treatment of cystinosis (approximately $218,000 and $688,000 for the three month period ended November 30, 2011, the cumulative period from September 8, 2006 (inception) to November 30, 2011, respectively).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See risks and other factors described under the section captioned “Risk Factors That May Affect Future Results” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Current Status of Major Programs

Please refer to the subsection titled “Future Activities” under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, RP103/RP104 is being developed in cystinosis, NASH and HD. In July 2011, we announced that our Phase 3 clinical trial of RP103 for the treatment of cystinosis met its sole primary clinical endpoint and in November 2009, we released data from our Phase 2b clinical trial. We plan to file for marketing approval of RP103 for cystinosis in the first quarter of calendar 2012. In May 2010, we presented the data from our NASH Phase 2a clinical trial and are reformulating the drug product candidate RP104 for a collaborative Phase 2b clinical trial in first quarter of calendar 2012. In October 2010, our collaborator commenced a Phase 2a clinical trial of RP103 in HD patients and we anticipate full enrollment in first quarter of calendar 2012 with potential data in the second half of calendar 2013.

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

Interest Income

Interest income for the three-month periods ended November 30, 2011 and 2010 was nominal.

Interest Expense

Interest expense for the three-month periods ended November 30, 2011 and 2010 was nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain (loss) for the three-month periods ended November 30, 2011 and 2010 was nominal.

Unrealized Loss on Cash Equivalents

Unrealized loss on short-term investments represents the change in net asset value of the Company’s two short-term bond funds. The unrealized loss on short-term investments for the three-month periods ended November 30, 2011 and 2010 was nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(4.2) million for the three month period ended November 30, 2011 compared to a loss of approximately $(5.7) million for the three month period ended November 30, 2010, a decrease in loss of approximately $1.5 million due to the fact that there were 2009 Series B warrants outstanding as of November 30, 2010 that expired fully exercised in August 2011 partially offset by the increase in stock price of $1.73 per share utilized in calculating the fair values. These losses are non-cash.

Liquidity and Capital Resources

Capital Resource Requirements

As of November 30, 2011, we had approximately $54.8 million in cash, cash equivalents and restricted cash, approximately $29.3 million in current liabilities (of which $25.4 million represented the non-cash common stock warrant liability) and approximately $25.9 million of net working capital.

We believe our cash and cash equivalents as of November 30, 2011 will be sufficient to meet our obligations into the first calendar quarter of 2013.

Our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2011 with respect to this uncertainty. We may need to generate significant revenue or raise additional capital to continue to operate as a going concern in and beyond the first calendar quarter of 2013. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million. Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately. The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014. The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011. The investor warrants have a per share exercise price of $2.45. In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock. As of November 30, 2011, 380,029 shares of our common stock have been issued upon exercise of the Series A Warrants, 1,873,779 shares of our common stock have been issued upon exercise of the Series B Warrants and 74,951 shares of our common stock have been issued upon exercise of the placement agent warrants. As of November 30, 2011, Series A warrants to purchase up to 1,493,750 shares of our common stock were outstanding.

On August 9, 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock. We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million. Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. The placement agent for the 2010 Private Placement was issued one warrant to purchase 97,952 shares of our common stock at an exercise price of $3.075 per share, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement. As of November 30, 2011, 897,724 shares of our common stock have been issued upon exercise of the warrants. As of November 30, 2011, warrants to purchase up to 4,097,842 shares (including the placement agent warrants) of our common stock were outstanding.

On September 13, 2011, we closed an underwritten public offering of shares of our common stock at a price to the public of $4.00 per share. The shares sold in the offering included 10.0 million shares of our common stock plus an additional 1.5 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option we granted to them. Total gross proceeds to us in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) were $46.0 million, before underwriting discounts and commissions. The offering resulted in net proceeds to us of approximately $42.8 million after deduction of underwriting discounts of 6% and other offering expenses payable by us.

There can be no assurance that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. This also may be the case if we become insolvent or if we breach our asset purchase agreement with BioMarin, our licensing agreements with Washington University, UCSD, Yeda or the University of Arizona, or due to non-payment (and we do not cure our non-payment within the stated cure period). If this happens, we would lose all rights to the RAP technology assigned to us by BioMarin, the rights to Mesd licensed to us by Washington University, the rights to RP103 and RP104 licensed to us by UCSD, and the rights licensed to us by Yeda and University of Arizona, depending on which agreement is breached.

We anticipate that we will not be able to generate revenues from the sale of products until we further develop our drug product candidates and obtain the necessary regulatory approvals to market our future drug product candidates, which could take nine months or more for our first product candidate and several years or more for our other product candidates, if we are able to do so at all. Accordingly, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including successfully developing our drug product candidates, market acceptance of our drug product candidates, competition from well-funded competitors, and our ability to manage our expected growth. It is likely that for a couple of years, we will not be able to generate internal positive cash flow from the sales of our drug product candidates sufficient to meet our operating and capital expenditure requirements.

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for RP103 and RP104, improve upon our RAP-based and in-licensed technology and continue business development efforts for our preclinical and other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidates, RP103 and RP104 and for commercial production of RP103, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate that our research and development costs will increase during the next 12 months primarily due to the addition of our Phase 2 clinical trial in NASH.

General and Administrative Activities

General and administrative costs in the next 12 months will consist primarily of pre-commercial activities in anticipation of approval and launch of RP103 for cystinosis, legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses. We anticipate that general and administration expenses will increase primarily due to the pre-commercial efforts required to prepare for the commercial launch of RP103 in cystinosis.

Officer and Employee Compensation

We presently have 12 full time employees and two part-time employees. Of the 12 employees, 4 are in general and administrative (including a pre-commercial employee) and 8 are in research and development functions. Based on our current plan, over the next 12 month period, we plan to add personnel in the areas of sales and marketing, regulatory, clinical, medical affairs, quality and finance. We also plan to supplement our human resources needs through consultants and contractors as needed. We anticipate that our compensation expense will increase significantly during the next 12 months due to the addition of employees primarily in support of commercial operations in anticipation of launching RP103 for cystinosis in both the U.S. and the E.U. Officer and employee compensation is recorded on our condensed consolidated statements of comprehensive loss as either research and development expenses or general and administrative expenses. based upon the functions served by the officers and employees.

Capital Expenditures

In the next 12 months, relatively minor capital expenditures will be for lab equipment and office furniture.

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

As discussed above, in aggregate, we issued to Mr. Daley, 58,280 shares of our common stock valued at $118,551 and paid $70,000 in cash bonuses related to ConviviaTM milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement.

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

Contractual Obligations with UCSD

As a result of the merger of Raptor Therapeutics Inc. and Encode, we received the exclusive worldwide license to RP103/RP104, or the License Agreement for use in the field of human therapeutics for metabolic and neurologic disorders, developed by clinical scientists at the UCSD, School of Medicine. RP103/RP104 is a proprietary, delayed-release, enteric-coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the FDA. Cysteamine bitartrate is prescribed for the management of the genetic disorder known as cystinosis, a lysosomal storage disease. The active ingredient in RP103/RP104 has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as HD and NASH.

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we will be obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products—which as of August 31, 2011, 2010 and 2009 we satisfied by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs —pursuant to the License Agreement. To date, we have accrued $600,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

For accounting purposes, Raptor Pharmaceuticals Corp. is considered the accounting acquirer in the reverse acquisition. The historical financial statements reported in this Quarterly Report on Form 10-Q and in future periods are and will be those of Raptor Pharmaceuticals Corp. (merged into Raptor Pharmaceutical Corp. effective December 7, 2011) consolidated with its subsidiaries and with us, its parent, Raptor Pharmaceutical Corp. (formerly TorreyPines Therapeutics, Inc.). Earnings per share for periods prior to the reverse merger have been restated to reflect the number of equivalent shares received by former stockholders.

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted these standards on September 1, 2011 and have determined that ASU 2010-28 has no material impact on our condensed consolidated financial statements for the three-month period ended November 30, 2011, because there was no requirement to perform Step 2 due to our positive carrying amount.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is an update that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements and expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted these standards on September 1, 2011, however since there were no business combinations during the three month period ended November 30, 2011, ASU 2010-29 had no material impact on our financial disclosure, however, the provision will impact the financial disclosures of any business combinations in the future.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. We early adopted these standards as of August 31, 2011. Because ASU 2011-05 impacts presentation only, it had no effect on our condensed consolidated financial statements or on our financial condition for the three month period ended November 30, 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because we have only one reporting unit, which has a fair value higher than our carrying amount, adoption of ASU 2011-08 did not have a material impact on our condensed consolidated financial statements for the three month period ended November 30, 2011.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Exchange Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our expenditures are transacted in U.S. dollars. We are subject to foreign exchange risk for the operations of BV which uses the European Euro as its functional currency. We do not believe that a hypothetical one percentage point fluctuation in the U.S. dollar exchange rate would materially affect our consolidated financial position, results from operations or cash flows as of November 30, 2011. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

We are subject to interest rate risks associated with fluctuations in interest rates. In October 2011, we invested in two $15 million short-term bond funds with the goal of increasing yield on our idle cash. Approximately $15.6 million remained in the money market account yielding approximately .04% per year. The two short-term bond funds include one that exclusively invests in government securities and the other invests in a combination of government and other securities, both funds have historical annual yields of over 2%. Both bond funds pay dividends and provide their net asset value of their assets on a daily basis with daily liquidity. The change in net asset value is recorded on our statements of comprehensive loss as unrealized gain or loss on short-term investments. We completed an evaluation of our investments and determined that we did not have any other-than-temporary impairments as of November 30, 2011. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts. A hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of November 30, 2011.

Item 4. Controls and Procedures

As of November 30, 2011, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of November 30, 2011, are effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2011.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have not been any material changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 30, 2011, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011 that was filed with the SEC on November 14, 2011, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on December 19, 2011, except as set forth below:

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of November 30, 2011 have been prepared assuming that we will continue as a going concern. As of November 30, 2011, we had an accumulated deficit of approximately $89.4 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2011, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash and cash equivalents as of November 30, 2011 will be sufficient to meet our obligations into the first calendar quarter of 2013. We may raise equity funds by the end of the fourth calendar quarter of 2012. There can be no assurance that we will be successful in raising equity funds when needed. If we are unable to obtain such additional capital when needed, we will be forced to scale down our expenditures.

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

In December 2009, we entered into a definitive securities purchase agreement or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors, collectively, the Direct Offering Investors, with respect to the offering of Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit for aggregate gross proceeds of approximately $7.5 million. Each Unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The Series A Warrants are exercisable during the period beginning on June 20, 2010 and ending on December 22, 2014. The Series B Warrants are exercisable during the period beginning on June 20, 2010 and ending on June 20, 2011. The Investor Warrants have a per share exercise price of $2.45. In connection with this offering we paid a placement agent cash compensation equaled to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock, on the same terms as the investor warrants described above. As of November 30, 2011, Series A Warrants to purchase 380,029 shares of our common stock were exercised for aggregate gross proceeds of $931,071. As of June 22, 2011, the Series B Warrants expired and 100% of the Series B Warrants were exercised prior to expiration, generating aggregate gross proceeds of approximately $4.6 million in exchange for the issuance of 1,873,779 shares of our common stock. In addition, in June 2011, placement agent warrants were exercised for gross proceeds of $187,378 in exchange for the issuance of 74,951 shares of our common stock. As of November 30, 2011, there were Series A Warrants to purchase 1,493,750 shares of our common stock outstanding.

In August 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock. We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million. Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. As of November 30, 2011, warrants to purchase 897,724 shares were exercised for aggregate gross proceeds of approximately $2.8 million. The balance of warrants to purchase 4,097,842 shares of our common stock remain outstanding as of November 30, 2011.

Our executive officers and our Board of Directors own, in the aggregate, 1,744,628 shares, or approximately 3.7% of our outstanding common stock as of November 30, 2011. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of November 30, 2011, there were (i) outstanding warrants to purchase 6,332,035 shares of our common stock at a weighted average exercise price of $2.95 per share issued in connection with the transactions described above and other equity issuances, (ii) outstanding options to purchase 5,528,529 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $3.85, (iii) options to purchase 153,969 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $86.64 and (iv) 1,753,508 shares of our common stock available for future stock option grants issued under our 2010 Raptor Pharmaceutical stock option plan. The shares issuable under our stock option plans will be available for immediate resale in the public market. The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

10.1#

Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2011).

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

101***

The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

*

The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.21 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC.
***	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or compensatory plan or arrangement.
†	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICAL CORP.

By:	/s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)
Date: January 6, 2012

By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 6, 2012

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

10.1#

Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2011).

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

101***

The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

*

The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.15 - 4.21 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, “Background”) of the Registrant’s Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC.
***	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or compensatory plan or arrangement.
†	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.