Form 10-Q
period 2012-02-29
Raptor Pharmaceutical Corp
filed 2012-04-09
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

There were 48,857,663 shares of the registrant’s common stock, par value $0.001, outstanding as of March 29, 2012.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2012

		Page
Part 1 - Financial Information
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of February 29, 2012 (unaudited) and August 31, 2011	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three month periods ended February 29, 2012 and February 28, 2011	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the six month periods ended February 29, 2012 and February 28, 2011 and the cumulative period from September 8, 2005 (inception) to February 29, 2012	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six month period ended February 29, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended February 29, 2012 and February 28, 2011 and the cumulative period from September 8, 2005 (inception) to February 29, 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4	Controls and Procedures	58
Part II - Other Information
Item 1	Legal Proceedings	58
Item 1A	Risk Factors	59
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3	Defaults Upon Senior Securities	62
Item 4	Mine Safety Disclosures	62
Item 5	Other Information	62
Item 6	Exhibits	63
SIGNATURES		66

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	February 29, 2012 (unaudited)	August 31, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$19,689,438	$15,172,086
Restricted cash	163,461	114,468
Short-term investments	30,241,134	—
Prepaid expenses and other	2,339,667	415,944

Total current assets	52,433,700	15,702,498
Intangible assets, net	3,177,917	3,250,917
Goodwill	3,275,403	3,275,403
Fixed assets, net	223,446	76,997
Deposits	104,906	104,906
Deferred offering costs	—	151,783

Total assets	$59,215,372	$22,562,504

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$1,087,186	$847,137
Accrued liabilities	2,375,832	2,249,254
Common stock warrant liability	26,568,922	23,575,294
Deferred rent	25,561	24,136
Capital lease liability – current	4,069	3,953

Total current liabilities	30,061,570	26,699,774
Capital lease liability - long-term	7,714	9,778

Total liabilities	30,069,284	26,709,552

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized 48,854,168 and 35,569,188 shares issued and outstanding as at February 29, 2012, and August 31, 2011, respectively	48,854	35,569
Additional paid-in capital	132,528,834	73,817,083
Accumulated other comprehensive income (loss)	(4,979)	1,904
Deficit accumulated during development stage	(103,426,621)	(78,001,604)

Total stockholders’ equity (deficit)	29,146,088	(4,147,048)

Total liabilities and stockholders’ equity (deficit)	$59,215,372	$22,562,504

(1)	Derived from the Company’s audited consolidated financial statements as of August 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended
	February 29, 2012	February 28, 2011
Revenues:	$—	$—

Operating expenses:
General and administrative	2,452,418	1,126,512
Research and development	3,971,471	3,669,246

Total operating expenses	6,423,889	4,795,758

Loss from operations	(6,423,889)	(4,795,758)
Interest income	107,423	11,756
Interest expense	(212)	(356)
Foreign currency transaction gain (loss)	18,186	(159)
Unrealized gain on short-term investments	120,469	—
Adjustment to fair value of common stock warrants	(7,814,136)	1,810,223

Net loss	(13,992,159)	(2,974,294)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,589)	2,038

Comprehensive loss	$(13,993,748)	$(2,972,256)

Net loss per share:
Basic and diluted	$(0.29)	$(0.09)

Weighted average shares outstanding used to compute:
Basic and diluted	47,967,393	31,778,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the six months ended		For the period from September 8, 2005 (inception) to
	February 29, 2012	February 28, 2011	February 29, 2012
Revenues:	$—	$—	$—

Operating expenses:
General and administrative	4,788,706	2,832,612	21,642,729
Research and development	8,987,650	6,364,375	48,224,940

Total operating expenses	13,776,356	9,196,987	69,867,669

Loss from operations	(13,776,356)	(9,196,987)	(69,867,669)
Interest income	171,592	19,232	544,032
Interest expense	(717)	(998)	(116,847)
Foreign currency transaction gain	77,685	89	106,547
Unrealized gain on short-term investments	85,160	—	85,160
Adjustment to fair value of common stock warrants	(11,982,381)	(3,916,407)	(34,177,844)

Net loss	(25,425,017)	(13,095,071)	(103,426,621)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,883)	5,549	(4,979)

Comprehensive loss	$(25,431,900)	$(13,089,522)	$(103,431,600)

Net loss per share:
Basic and diluted	$(0.54)	$(0.42)

Weighted average shares outstanding used to compute:
Basic and diluted	46,795,022	30,999,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the six months ended February 29, 2012

(Unaudited)

	Common stock		Additional paid-	Accumulated other comprehensive	Deficit accumulated during development	Total
	Shares	Amount	in capital	income (loss)	stage
Balance at August 31, 2011	35,569,188	$35,569	$73,817,083	$1,904	$(78,001,604)	$(4,147,048)
Exercise of common stock warrants	1,741,367	1,741	4,775,108	—	—	4,776,849
Exercise of common stock options	43,613	44	106,149	—	—	106,193
Employee stock-based compensation expense	—	—	2,021,039	—	—	2,021,039
Reclassification of the fair value of warrant liabilities upon exercise	—	—	8,988,753	—	—	8,988,753
Issuance of common stock in a follow-on public offering at $4.00 per share purchase price, net of fundraising costs totaling $3,166,146	11,500,000	11,500	42,820,702	—	—	42,832,202
Foreign currency translation loss	—	—	—	(6,883)	—	(6,883)
Net loss	—	—	—	—	(25,425,017)	(25,425,017)

Balance at February 29, 2012	48,854,168	$48,854	$132,528,834	$(4,979)	$(103,426,621)	$29,146,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended		For the cumulative period from September 8, 2005 (inception)
	February 29, 2012	February 28, 2011	to February 29, 2012
Cash flows from operating activities:
Net loss	$(25,425,017)	$(13,095,071)	$(103,426,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation exp.	2,021,039	1,179,562	5,372,401
Consultant stock-based compensation exp.	—	37,010	683,322
Fair value adjustment of common stock warrants	11,982,381	3,916,407	34,177,844
Amortization of intangible assets	73,000	76,750	623,958
Depreciation of fixed assets	17,964	39,441	518,737
Unrealized gain on short-term investments	(85,160)	—	(85,160)
Write-off of intangible assets and other intellectual property	—	—	348,750
Amortization of capitalized finder’s fee	—	—	102,000
Capitalized acquisition costs previously expensed	—	—	38,000
Changes in assets and liabilities:
Prepaid expenses and other	(1,923,723)	123,191	(2,240,230)
Intangible assets	—	—	(150,000)
Deposits	—	(2,000)	(104,907)
Accounts payable	240,049	77,325	1,087,186
Accrued liabilities	126,578	(16,028)	1,695,106
Deferred rent	1,425	20,172	25,456

Net cash used in operating activities	(12,971,464)	(7,643,241)	(61,334,158)

Cash flows from investing activities:
Purchase of fixed assets	(164,413)	(25,000)	(710,939)
Cash acquired in 2009 Merger	—	—	581,391
Increase in restricted cash	(48,993)	(113,748)	(163,461)
Purchase of short-term investments	(30,155,974)	—	(30,155,974)

Net cash used in investing activities	(30,369,380)	(138,748)	(30,448,983)

Cash flows from financing activities:
Proceeds from the sale of common stock	46,000,000	—	85,941,278
Proceeds from the sale of common stock under an equity line	—	6,747,778	11,639,568
Proceeds from the exercise of common stock warrants	4,776,849	556,956	20,674,348
Proceeds from the exercise of common stock options	106,193	8,828	274,802
Fundraising costs	(3,016,015)	(8,186)	(7,342,979)
Proceeds from the sale of common stock to initial investors	—	—	310,000
Proceeds from bridge loan	—	—	200,000
Repayment of bridge loan	—	—	(200,000)
Principal payments on capital lease	(1,948)	(1,862)	(19,459)

Net cash provided by financing activities	47,865,079	7,303,514	111,477,558

Foreign currency translation gain (loss)	(6,883)	5,549	(4,979)

Net increase (decrease) in cash and cash equivalents	4,517,352	(472,926)	19,689,438
Cash and cash equivalents, beginning of period	15,172,086	16,953,524	—

Cash and cash equivalents, end of period	$19,689,438	$16,480,598	$19,689,438

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$—	$—	$16,310,414

Common stock issued as fee for equity line	$—	$—	$208,660

Common stock and warrants issued in connection with reverse merger	$—	$—	$4,417,046

Common stock issued as fee for equity line	$—	$352,500	$827,637

Fair value of warrant liability reclassified to equity upon exercise	$8,988,753	$—	$10,474,396

Acquisition of equipment in exchange for capital lease	$—	$—	$35,134

Notes receivable issued in exchange for common stock	$—	$—	$110,000

Common stock issued for a finder’s fee	$—	$—	$102,000

Common stock issued in asset purchase	$—	$—	$2,898,624

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

RPC, the Company’s wholly-owned subsidiary, was the “accounting acquirer,” and for accounting purposes, the Company was deemed as having been “acquired” in the 2009 Merger. The Board of Directors and officers that managed and operated RPC immediately prior to the effective time of the 2009 Merger became the Company’s Board of Directors and officers. Additionally, following the effective time of the 2009 Merger, the business conducted by RPC immediately prior to the effective time of the 2009 Merger became primarily the business conducted by the Company. In December 2011, RPC merged into Raptor Pharmaceutical Corp.

The following reflects the Company’s current, post-2009 Merger corporate structure (jurisdiction of incorporation):

Raptor Pharmaceutical Corp., formerly         TorreyPines Therapeutics, Inc. (Delaware)

                |                                                                                  |

    Raptor Therapeutics Inc. (Delaware)        Raptor Discoveries Inc. (Delaware)

                |                                     |

                |                 Raptor European Products, LLC (Delaware)

                |                                     |

        RPTP European Holdings C.V. (Netherlands)

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries, Raptor Discoveries Inc., Raptor Therapeutics Inc. and Raptor European Products, LLC, such subsidiaries incorporated in Delaware on September 8, 2005 (date of inception), August 1, 2007, and February 14, 2012, respectively, and Raptor Pharmaceuticals Europe B.V. and RPTP European Holdings C.V., incorporated/registered in the Netherlands on December 15, 2009 and February 16, 2012, respectively. All inter-company accounts have been eliminated. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through February 29, 2012, the Company had accumulated losses of approximately $103.4 million. Management expects to incur further losses for the foreseeable future. Management believes that the Company’s cash, cash equivalents and short term investments as of February 29, 2012 of approximately $49.9 million will be sufficient to meet the Company’s obligations through the first calendar quarter of 2013. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings, loans and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. The Company cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

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

(f) Short-term Investments

The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its idle cash. Short-term investments consisted of:

	February 29, 2012	August 31, 2011
Adjustable-rate government fund	$15,126,444	$—
Ultra short-term income fund	15,114,690	—

Total short-term investments	$30,241,134	$—

Such investments are not insured by the Federal Deposit Insurance Corporation. The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of February 29, 2012. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

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

(i) Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger. Goodwill is reviewed annually, or when an indication of impairment exists. An impairment analysis is performed, and if necessary, a resulting write-down in valuation is recorded.

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

	February 29, 2012	February 28, 2011
Warrants to purchase common stock	5,277,483	10,137,255
Options to purchase common stock	5,841,848	3,265,307

Total potentially dilutive securities	11,119,331	13,402,562

Net loss per share, basic and diluted, was $(0.29) and $(0.09) for the three month periods ended February 29, 2012 and February 28, 2011, respectively. Net loss per share, basic and diluted, was $(0.54) and $(0.42) for the six month periods ended February 29, 2012 and February 28, 2011, respectively.

Loss per share from operations, basic and diluted, was $(0.13) and $(0.15) for the three month periods ended February 29, 2012 and February 28, 2011, respectively. Loss per share from operations, basic and diluted, was $(0.29) and $(0.30) for the six month periods ended February 29, 2012 and February 28, 2011, respectively.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(s) Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted these standards on September 1, 2011 and has determined that ASU 2010-28 had no material impact on its condensed consolidated financial statements for the three and six month periods ended February 29, 2012, because there was no requirement to perform Step 2 due to the Company’s positive carrying amount.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is an update that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements and expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted these standards on September 1, 2011, however since there were no business combinations during the three and six month periods ended February 29, 2012, ASU 2010-29 had no material impact on the Company’s financial disclosure, however, the provision will impact the financial disclosures of any business combinations in the future.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company early adopted these standards as of August 31, 2011. Because ASU 2011-05 impacts presentation only, it had no effect on the Company’s condensed consolidated financial statements or on its financial condition for the three and six month periods ended February 29, 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the Company has only one reporting unit, which has a fair value higher than its carrying amount, adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements for the three and six month periods ended February 29, 2012.

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

Intangible assets recorded as a result of the 2009 Merger were approximately $1.1 million as discussed in Note 8 below.

Summary of intangibles acquired as discussed above:

	February 29, 2012	August 31, 2011
Intangible asset (IP license for RP103/RP104) related to the Encode merger	$2,620,000	$2,620,000
Intangible assets (out-license) related to the 2009 Merger	240,000	240,000
In-process research and development (IP license for tezampanel) related to the 2009 Merger	900,000	900,000

Total intangible assets	3,760,000	3,760,000
Less accumulated amortization	(582,083)	(509,083)

Intangible assets, net	$3,177,917	$3,250,917

The intangible assets related to RP103/RP104 are being amortized monthly over 20 years, which are the life of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. The intangible assets related to tezampanel, which has been classified as in-process research and development, will not be amortized until the product is developed. During the three month periods ended February 29, 2012 and February 28, 2011, the Company amortized $36,500 and $38,375, respectively, of intangible assets to research and development expense. During the six month periods ended February 29, 2012 and February 28, 2011 and the cumulative period from September 8, 2005 (inception) to February 29, 2012, the Company amortized $73,000, $76,750 and $623,958 (included $41,875 related to NeuroTrans™ which was written off as of August 31, 2011), respectively, of intangible assets to research and development expense.

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

Goodwill of $3,275,403 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed. The Company tested the carrying value of goodwill for impairment as of its fiscal year ended August 31, 2011 and determined that there was no impairment. Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable. During the year ended August 31, 2011 the NeuroTrans™ asset was written off with a carrying value of $108,250 due to the termination of a collaboration agreement.

(4) FIXED ASSETS

Fixed assets consisted of:

Category	February 29, 2012	August 31, 2011	Estimated useful lives
Leasehold improvements	$129,762	$124,763	Shorter of life of asset or lease term
Office furniture	3,188	3,188	7 years
Laboratory equipment	423,472	285,346	5 years
Computer hardware and software	152,517	131,229	3 years
Capital lease equipment	13,730	13,730	Shorter of life of asset or lease term

Total at cost	722,669	558,256
Less: accumulated depreciation	(499,223)	(481,259)

Total fixed assets, net	$223,446	$76,997

Depreciation expense for the three month periods ended February 29, 2012 and February 28, 2011 was $9,295 and $19,756, respectively. Depreciation expense for the six month periods ended February 29, 2012 and February 28, 2011 and the cumulative period from September 8, 2005 (inception) to February 29, 2012 was $17,964, $39,441 and $518,737, respectively. Accumulated depreciation on capital lease equipment was $2,112 and zero as of February 29, 2012 and August 31, 2011, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at February 29, 2012 and August 31, 2011 are summarized as follows:

Assets	Level 1	Level 2	Level 3	February 29, 2012
Fair value of cash equivalents	$19,215,313	$—	$—	$19,215,313
Restricted cash	—	163,461	—	163,461
Short-term investments	30,241,134	—	—	30,241,134

Total	$49,456,447	$163,461	$—	$49,619,908

Liabilities
Fair value of common stock warrants	$—	$—	$26,568,922	$26,568,922

Total	$—	$—	$26,568,922	$26,568,922

Assets	Level 1	Level 2	Level 3	August 31, 2011
Fair value of cash equivalents	$13,855,813	$—	$—	$13,855,813
Restricted cash	—	114,468	—	114,468

Total	$13,855,813	$114,468	$—	$13,970,281

Liabilities
Fair value of common stock warrants	$—	$—	$23,575,294	$23,575,294

Total	$—	$—	$23,575,294	$23,575,294

Cash equivalents and short-term investments represent the fair value of the Company’s investment in four money markets and two short-term bond funds, respectively, as of February 29, 2012 and two money market accounts as of August 31, 2011. As of February 29, 2012, the fair value of the Company’s common stock warrant liability increased resulting primarily from an increase in the Company’s common stock price compared to the stock price as of August 31, 2011.

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

For the three and six months ended February 29, 2012 and for the cumulative period from September 8, 2005 (inception) to February 29, 2012, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of $7.8 million, $12.0 million and $34.2 million, respectively, in the line item adjustment to fair value of common stock warrants in its consolidated statements of comprehensive loss. See Note 9 for further discussion on the calculation of the fair value of the warrant liability. Below is the activity of the warrant liabilities (in millions):

	Six month periods ended
	February 29, 2012	February 28, 2011
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of the fiscal years	$5.9	$5.8
December 2009 direct offering warrants exercised during the six month periods ended February 29, 2012 and February 28, 2011	(3.3)	2.3
Adjustment to mark to market common stock warrants for the six month periods ended February 29, 2012 and February 28, 2011	2.2	(1.0)

December 2009 direct offering common stock warrant liability at fair value at February 29, 2012 and February 28, 2011	4.8	7.1

Fair value of August 2010 private placement warrants (including broker warrants) at beginning of the fiscal years	17.7	9.9
August 2010 private placement warrants exercised during the six month periods ended February 29, 2012 and February 28, 2011	(3.8)	3.5
Adjustment to mark to market common stock warrants for the six month periods ended February 29, 2012 and February 28, 2011	7.9	(0.8)

August 2010 private placement common stock warrant liability at fair value at February 29, 2012 and February 28, 2011	21.8	12.6

Total warrant liability at February 29, 2012 and February 28, 2011	$26.6	$19.7

(6) ACCRUED LIABILITIES

Accrued liabilities consisted of:

	$1,658,386	$1,658,386
	February 29, 2012	August 31, 2011
Clinical trial costs	$1,320,554	$1,177,859
Accrued vacation and employee benefits	293,586	142,678
Accrued bonuses	239,310	478,619
Salaries and wages	175,101	125,069
Legal fees	148,763	164,761
Consulting—general and administrative	79,534	18,085
Patent costs	34,197	2,969
Clinical trial materials	—	125,256
Other	84,787	13,958

Total accrued liabilities	$2,375,832	$2,249,254

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) STOCK OPTION PLANS

Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method. Employee stock-based compensation expense for the three month periods ended February 29, 2012 and February 28, 2011 was $1,104,301 and $305,888, respectively. Employee stock-based compensation expense for the six month periods ended February 29, 2012, February 28, 2011 and for the cumulative period from September 8, 2005 (inception) to February 29, 2012 was $2,021,039, $1,179,562 and $5,372,401, respectively, of which cumulatively $4,311,183 was included in general and administrative expense and $1,061,218 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company’s adoption of ASC 718.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

	170 to 240	170 to 240	170 to 240
Period*	Risk-free interest rate	Expected life of stock option	Annual volatility
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%
Year ended August 31, 2007	4 to 5%	8 years	100%
Year ended August 31, 2008	2 to 3.75%	8 years	109 to 128%
Year ended August 31, 2009	1.5 to 3.2%	7 years	170 to 240%
Year ended August 31, 2010	2.1 to 3.1%	6 to 7 years	55 to 245%
Year ended August 31, 2011	1.6 to 2.4%	6 years	88 to 116%
Three months ended November 30, 2011	1.2%	6 years	121%
Three months ended February 29, 2012	1.12%	5 years	122%

*	Dividend rate is 0% for all periods presented.
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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the three and six month periods ended February 29, 2012 and February 28, 2011 and for the cumulative period from September 8, 2005 (inception) to February 29, 2012 was zero, zero, $32,737, $37,010 and $683,322, respectively, of which cumulatively $147,295 was included in general and administrative expense and $536,027 was included in research and development expense.

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company’s other stock option plans, is as follows:

	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at September 8, 2005	—	$—	—	$—
Granted	580,108	$2.64	—	$2.47
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—

Outstanding at August 31, 2006	580,108	$2.64	4,010	$2.47
Granted	107,452	$2.56	—	$2.31
Exercised	(3,381)	$2.57	—	$2.40
Canceled	—	—	—	$—

Outstanding at August 31, 2007	684,179	$2.63	273,236	$2.45
Granted	223,439	$2.27	—	$2.21
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—

Outstanding at August 31, 2008	907,618	$2.54	600,837	$2.39
Granted	81,595	$1.13	—	$1.04
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—

Outstanding at August 31, 2009	989,213	$2.42	826,303	$2.40
Granted	302,772	$2.29	160,605	$1.24
Assumed in the 2009 Merger	161,044	$114.12	158,475	$2.63
Exercised	(37,881)	$1.69	—	$1.49
Canceled	(23,860)	$142.42	—	$2.00

Outstanding at August 31, 2010	1,391,288	$14.25	1,089,248	$1.87
Granted	2,231,790	$3.39	834,624	$2.54
Exercised	(39,302)	$2.44	—	$2.02
Canceled	(3,221)	$1,088.33	—	$—

Outstanding at August 31, 2011	3,580,555	$6.64	1,881,349	$2.30
Granted	2,119,905	$5.13	—	$4.45
Exercised	(17,485)	$2.27	—	$1.97
Canceled	(477)	$15.81	—	$0.05

Outstanding at November 30, 2011	5,682,498	$6.09	2,051,680	$3.14
Granted	190,000	$6.87	—	$5.73
Exercised	(26,128)	$2.55	—	$1.96
Canceled	(4,522)	$429.54	—	$—

Outstanding at February 29, 2012	5,841,848	$5.80	2,222,773	$3.25

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average intrinsic values of stock options outstanding and expected to vest and stock options exercisable as of February 29, 2012 and February 28, 2011 were approximately $20.4 million, $9.6 million, $1.6 million and $1.0 million, respectively (representing 5.8 million, 2.2 million, 3.3 million and 1.5 million shares, respectively).

There were 1,563,508 options available for grant as of February 29, 2012 under the 2010 Equity Incentive Plan, as amended (the “Plan”), which was approved by the Company’s Board of Directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. On April 7, 2011, the Company’s stockholders passed amendments to the Plan which allow for an increase of the grant pool based upon 5% of the Company’s common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000,000 shares. The April 7 and August 31, 2011, replenishments added 1,629,516 and 1,778,459 shares, respectively, available for grant under the Plan. The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the Plan. In September 2011, the Company’s Board of Directors approved an amended and restated form of award agreement under the Plan, which will be used for awards granted on or after September 22, 2011. The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the Plan that are vested as of such termination date due to (a) an employee’s or a non-employee director’s retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director’s board membership for reasons other than for cause or retirement and (c) an employee’s or a non-employee director’s death (during his or her continuous service with us or within 90 days’ of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with the Company. No further grants will be made under any previous or assumed stock option plans. As of February 29, 2012, the options outstanding under all of the Company’s stock option plans consisted of the following:

	1,537,404	1,537,404	1,537,404	1,537,404	1,537,404
	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#)	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price ($)	Number of options exercisable (#)	Weighted- average exercise price ($)
$0 to $1.00	34,969	7.13	0.85	24,769	0.85
$1.01 to $2.00	84,427	7.26	1.74	68,752	1.74
$2.01 to $3.00	1,514,129	6.52	2.65	1,077,807	2.65
$3.01 to $4.00	1,766,957	8.77	3.50	880,193	3.50
$4.01 to $5.00	87,674	7.46	4.70	86,215	4.70
$5.01 to $6.00	2,119,905	9.57	5.13	41,250	5.13
$6.01 to $7.00	120,000	8.03	6.36	0	4.71
$7.01 to $8.00	70,000	9.88	7.75	0	7.75
$8.01 to $964.24	43,787	3.54	249.94	43,787	249.94

	5,841,848	8.41	5.80	2,222,773	7.92

At February 29, 2012, the total unrecognized compensation cost was approximately $11.8 million. The weighted-average period over which it is expected to be recognized is 3.25 years.

(8) ISSUANCE OF COMMON STOCK

As of February 29, 2012, there were 48,854,168 shares of the Company’s common stock outstanding.

ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES

During the three and six month periods ended February 29, 2012, the Company received approximately $2.8 million and $4.8 million from the exercise of warrants in exchange for the issuance of 1.1 million and 1.7 million shares of the Company’s common stock respectively. During the cumulative period from September 8, 2005 (inception) through February 29, 2012, the Company received approximately $20.7 million from the exercise of warrants in exchange for the issuance of an aggregate of 8.8 million shares.

During the three and six month periods ended February 29, 2012, the Company received $0.07 million and $0.1 million from the exercise of stock options in exchange for the issuance of 26,128 and 43,613 shares of the Company’s common stock, respectively. For the cumulative period from September 8, 2005 (inception) through February 29, 2012, the Company received approximately $0.3 million from the exercise of stock options resulting in the issuance of 124,176 shares of common stock.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCE OF COMMON STOCK PURSUANT TO AN ASSET PURCHASE AGREEMENT WITH CONVIVIA, INC.

On October 18, 2007, the Company purchased certain assets of Convivia, including intellectual property, know-how and research reports related to a product candidate targeting liver ALDH2 deficiency, a genetic metabolic disorder. The Company hired Convivia’s chief executive officer and founder, Thomas E. (Ted) Daley, as President of clinical development. In exchange for the assets related to the ALDH2 deficiency program, the Company issued to Convivia 46,625 shares of its restricted, unregistered common stock, an additional 46,625 shares of its restricted, unregistered common stock to a third party in settlement of a convertible loan between the third party and Convivia, and another 8,742 shares of restricted, unregistered common stock in settlement of other obligations of Convivia. Mr. Daley, as the former sole stockholder of Convivia (now dissolved), may earn additional shares of the Company based on certain triggering events or milestones related to the development of Convivia assets. In addition, Mr. Daley may earn cash bonuses based on the same triggering events pursuant to his employment agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing Convivia™. In March 2008, Mr. Daley earned a $10,000 cash bonus pursuant to his employment agreement and was issued 23,312 shares of common stock valued at $56,000 based on the execution of an agreement to supply the Company with the active pharmaceutical ingredient for Convivia™ pursuant to the asset purchase agreement.

In October 2008, Mr. Daley was issued 23,312 shares of restricted common stock valued at $27,000 and earned a $30,000 cash bonus (pursuant to Mr. Daley’s employment agreement) pursuant to the fulfillment of a clinical milestone. In July 2010, the Company issued 11,656 shares of its restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of Convivia™ in Taiwan. As discussed above, in aggregate, the Company has issued to Mr. Daley, 58,280 shares of Raptor’s common stock valued at $118,551 and paid $70,000 in cash bonuses related to Convivia™ milestones along with another $20,000 in cash bonuses related to employment milestones pursuant to Mr. Daley’s employment agreement. Pursuant to ASC 730, the accounting guidelines for expensing research and development costs, the Company has expensed the value of the stock issued in connection with this asset purchase (except for milestone bonuses, which are expensed as compensation expense) as in-process research and development expense under research and development expenses in the amount of $240,625 on its consolidated statement of operations for the year ended August 31, 2008.

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

In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. Cumulatively, Raptor has expensed $680,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH.

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

In connection with the Direct Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the “Direct Offering Purchase Agreement”), dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto (collectively, the “Direct Offering Investors”) with respect to the Direct Offering of the Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and net proceeds after commissions and expenses of approximately $6.2 million. Each Unit consists of one share of the Company’s common stock, one Series A Warrant exercisable for 0.5 of a share of the Company’s common stock and one Series B Warrant exercisable for 0.5 of a share of the Company’s common stock. The shares of the Company’s common stock and the Warrants were issued separately. The Series A Warrants were exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue. The Series B Warrants were exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue. The Investor Warrants have a per share exercise price of $2.45. At closing of the financing, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%). Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants and the Placement Agent Warrants are classified as a liability, as discussed further below in Note 9.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ISSUANCES OF COMMON STOCK IN CONNECTION WITH AN EQUITY LINE

On April 16, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC agreed to purchase up to $15.0 million of the Company’s common stock over a 25 month period. Under the registration rights agreement, the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to LPC under the purchase agreement. Such registration statement was declared effective by the SEC on May 7, 2010. Post-effective amendments to such registration statement were filed on November 23, 2010 and December 1, 2010, which amended registration statement was declared effective by the SEC on December 1, 2010. Post-effective amendments to such amended registration statement were filed on October 11, 2011 and October 14, 2011 on Form S-3, which amended registration statement was declared effective by the SEC on October 21, 2011. After May 7, 2010, the Company had the right over a 25-month period to sell its shares of common stock to LPC in amounts of $100,000 to up to $1 million per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate amount of $15.0 million. The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

The purchase price of the shares issued to LPC under the purchase agreement is based on the prevailing market prices of the Company’s shares at the time of sale without any fixed discount. The Company controlled the timing and amount of any sales of shares to LPC. LPC did not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the purchase price of the Company’s common stock is below $1.50 per share.

In consideration for entering into the purchase agreement (the “LPC Purchase Agreement”), the Company issued to LPC 145,033 shares of common stock valued at $246,556 (recorded as deferred offering costs on the Company’s balance sheet and amortized over the usage of the equity line) as a commitment fee and is required to issue up to an additional 217,549 shares of its common stock pro rata as LPC purchases the $15.0 million of the Company’s common stock over the 25-month period. Since inception, the Company sold 4,186,038 shares to LPC at a weighted average price of $2.78 and paid commitment fees to LPC in the form of 168,929 shares (in addition to the 145,033 shares issued as the initial commitment fee), valued at $581,081. The Company issued an aggregate of 4,500,000 shares (including shares issued to LPC as commitment fees) to LPC pursuant to the LPC Purchase Agreement and does not plan to issue or register additional shares under such agreement.

2010 PRIVATE PLACEMENT

On August 9, 2010, the Company entered into a securities purchase agreement with 23 investors set forth on the signature pages thereto (the “U.S. Investors”) and a separate securities purchase agreement with a certain Canadian investor (the “Canadian Investor”) and together with the U.S. Investors, the “2010 Private Placement Investors”) set forth on the signature pages thereto (collectively, the “2010 Private Placement Purchase Agreements”), for the private placement (the “2010 Private Placement”) of the Company’s common stock and warrants to purchase its common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock. JMP Securities LLC (the “2010 Placement Agent”) served as the Company’s placement agent in the 2010 Private Placement.

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

2011 FOLLOW-ON PUBLIC OFFERING

On September 13, 2011, the Company closed an underwritten public offering of shares of the Company’s common stock at a price to the public of $4.00 per share. The shares sold in the offering included 10.0 million shares of common stock plus an additional 1.5 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option the Company granted to them. Total gross proceeds to the Company in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $46.0 million, before underwriting discounts and commissions. The offering resulted in net proceeds to the Company of approximately $42.8 million after deduction of underwriting discounts of 6% and other offering expenses paid by the Company.

The following is a summary of common stock outstanding as of February 29, 2012:

Transaction	Date of Issuance	Common Stock Issued
Founders’ shares	Sep. 2005	1,398,742
Seed round	Feb. 2006	466,247
PIPE concurrent with reverse merger	May 2006	1,942,695
Shares issued in connection with reverse merger	May 2006	3,100,541
Warrant exercises	Jan. 2007 –Feb. 2012	6,791,485
Stock option exercises	Mar. 2007 –Feb. 2012	124,176
Loan finder’s fee	Sep. 2007	46,625
Convivia asset purchase	Oct. 2007 –Jun. 2010	160,272
Encode merger RP103/RP104 asset purchase	Dec. 2007	802,946
Shares issued pursuant to consulting agreement	May 2008	2,040
2008 private placement	May/Jun. 2008	4,662,468
Warrant exercises from warrant exchange	Jun./Jul. 2009	2,031,670
2009 private placement	Aug. 2009	1,738,226
Shares issued in connection with reverse merger	Sep. 2009	940,863
2009 registered direct financing	Dec. 2009	3,747,558
Shares issued to equity line investor (incl. fee shares)	Apr. 2010 – Feb. 2011	4,500,000
2010 private placement	Aug. 2010	4,897,614
2011 follow-on public offering	Sep. 2011	11,500,000

Total shares of common stock outstanding		48,854,168

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) WARRANTS

The table reflects the number of common stock warrants outstanding as of February 29, 2012:

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June 2008	432,649	$2.36		5/21/2013
Issued to placement agents in August 2009	65,000	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in Dec. 2009	818,750	$2.45		12/23/2014
Issued to private placement investors in Aug. 2010	3,621,683	$3.075		8/11/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/11/2015

Total warrants outstanding	5,277,483	$3.01	*

*	Weighted average exercise price

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at February 29, 2012 and August 31, 2011:

	December 2009 equity financing Series A		August 2010 equity financing investors and placement agent
	February 29, 2012	August 31, 2011	February 29, 2012	August 31, 2011
Fair value ($ millions)	4.7	5.9	21.8	17.7
Black-Scholes inputs:
Stock price	$6.98	$4.73	$6.98	$4.73
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.43%	0.38%	0.65%	0.70%
Volatility	122.4%	116.4%	122.4%	116.4%
Expected term (years)	2.75	3.25	3.50	4.00
Dividend	0	0	0	0

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six month periods ended February 29, 2012 and February 28, 2011, and for the cumulative period from September 8, 2005 (inception) to February 29, 2012, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of approximately $7.8 million, $12.0 million, a gain of approximately $1.8 million, a loss of approximately $3.9 million and losses of approximately $34.2 million, respectively, in the line item adjustment to fair value of common stock warrants in its condensed consolidated statements of comprehensive loss. See Note 5 for further discussion on the marking-to-market of the warrant liability.

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

23,312 shares of Raptor’s restricted, unregistered Common Stock within fifteen (15) days after the Company enters into a manufacturing license or other agreement to produce any product that is predominantly based upon or derived from any assets purchased from Convivia (“Purchased Assets”) in quantity (“Product”) if such license agreement is executed within one (1) year of execution of the Asset Purchase Agreement or, if thereafter, 11,656 shares of Raptor’s restricted, unregistered Common Stock. Should the Company obtain a second such license or agreement for a Product, Mr. Daley will be entitled to receive 11,656 shares of the Company’s restricted, unregistered Common Stock within 30 days of execution of such second license or other agreement. In January 2008, Mr. Daley earned a $30,000 cash bonus pursuant to his employment agreement for executing the Patheon formulation agreement for manufacturing Convivia™. On March 31, 2008, the Company issued 23,312 shares of Raptor’s Common Stock valued at $56,000 to Mr. Daley pursuant to this milestone reflecting the execution of an agreement to supply the active pharmaceutical ingredient for Convivia™, combined with the execution of a formulation agreement to produce the oral formulation of Convivia™. In July 2010, the Company issued 11,656 shares of its restricted common stock valued at $35,551 and paid a $10,000 cash bonus to Mr. Daley as a result of the execution of the license agreement with Uni Pharma for the development of Convivia™ in Taiwan.

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

Also as a result of the merger, the Company will be obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop RP103/RP104 for certain indications of $15,000 until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1.0 million in funding prior to December 18, 2008 (which the Company has fulfilled by raising $10.0 million in its May/June 2008 private placement) and annually spend at least $200,000 for the development of products (which, as of its fiscal years ended August 31, 2011, 2010 and 2009 by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, the Company has expensed $680,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s Disease and NASH. Subsequent to quarter end, the Company filed its Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for RP103 for the potential treatment of cystinosis, a milestone in which the Company will pay $250,000 to UCSD pursuant to this license.

To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OFFICE LEASES

In March 2006, the Company entered into a lease for the Company’s executive offices and research laboratory in Novato, California and expanded the lease on January 26, 2007. Base monthly payments were subject to annual rent increase of between 3% to 5%, based on the Consumer Price Index (“CPI”) and annual adjustments to base operating expenses. In October 2010, the Company executed a lease addendum to the Novato lease for an additional 3,100 square feet ($5,309 per month) starting in April 2011. In February 2012, the Company executed a second addendum to the Novato lease for an additional 1,636 square feet ($2,879.47 per month) starting in March 2012. Effective April 1, 2010, the Company’s monthly base rent including base operating expenses was $10,826. Effective April 11, 2011, the Company’s monthly base including base operating expenses increased to $16,135 with an adjustment for CPI and operating expenses in April 2012. Effective March 1, 2012, the monthly base including base operating expenses increased to $19,014, with an adjustment for CPI. The Novato lease expires in March 2013. In January 2010, the Company entered into a one-year lease for administrative offices in San Mateo, California for $2,655 per month. The Company anticipates continuing the San Mateo lease on a monthly basis.

During the three month periods ended February 29, 2012 and February 28, 2011, the Company’s rent expense was $60,774 and $48,790, respectively. During the six month periods ended February 29, 2012 and February 28, 2011 and the cumulative period from September 8, 2005 (inception) to February 29, 2012, the Company’s rent expense was $114,506, $100,515 and $841,586, respectively.

The minimum future lease payments under this operating lease assuming a 3% CPI increase per year are as follows:

Period	Amount
March 1, 2012 to August 31, 2012	$116,939
Fiscal year ending August 31, 2013	137,094

CAPITAL LEASE

On August 31, 2011, the Company leased a photocopier which is subject to a 39-month lease at $387 per month. The future lease payments under the capital lease are as follows:

Period	Amount
March 1, 2012 to August 31, 2012	$2,322
Year ending August 31, 2013	4,647
Year ending August 31, 2014	4,647
Year ending August 31, 2015	1,162

Total future capital lease payments	12,778
Less interest	(995)

Total current and long-term capital lease liability	$11,783

Interest rate on the capital lease is 6% based on the lessor’s implicit rate of return.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTRACT/CLINICAL RESEARCH AGREEMENTS

During the three and six months ended February 29, 2012, the Company maintained several contracts with research organizations, clinical organizations and clinical sites, primarily to assist with clinical research for its cystinosis program and its NASH clinical collaboration. The future commitments pursuant to clinical research agreements are estimated as follows:

Period	Amount
March 1, 2012 to August 31, 2012	$3,066,373
Fiscal year ending August 31, 2013	3,507,836
Fiscal year ending August 31, 2014	1,500,000

STORAGE AND CLINICAL DISTRIBUTION AGREEMENT

During the three and six months ended February 29, 2012, the Company maintained an agreement with a company that stores and distributes clinical materials for Raptor’s cystinosis and Huntington’s Disease trials. The future commitments pursuant to this agreement are estimated as follows:

Period	Amount
March 1, 2012 to August 31, 2012	$216,935
Fiscal year ending August 31, 2013	691,900
Fiscal year ending August 31, 2014	207,200

FORMULATION / MANUFACTURING AGREEMENTS

In April 2008, the Company executed an agreement with a contract manufacturing organization to formulate and manufacture RP103 for its cystinosis and Huntington’s Disease programs and subsequently, for its NASH program. The costs are invoiced to the Company in installments throughout the formulation and manufacturing process. In November 2010, the Company executed a supply agreement with a contract manufacturer for the active pharmaceutical ingredient of RP103. The future commitments pursuant to these contracts related to both clinical and near-term commercial manufacturing are estimated as follows:

Period	Amount
March 1, 2012 to August 31, 2012	$5,461,003
Fiscal year ending August 31, 2013	9,490,100
Fiscal year ending August 31, 2014	10,278,200

(11) QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

In October 2010, the Company was awarded a tax grant under the U.S. Government’s Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington’s Disease and NASH clinical programs and its HepTide™ and WntTide™ preclinical cancer research programs. The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of August 31, 2011, it had received approximately $874,000. The Company recorded the $194,000 and $680,000 of proceeds as a contra-research and development expense in its preclinical and clinical development division, respectively, during the first two quarters of fiscal 2011. The Company records the contra-expense upon deposit of the grant proceeds. During the three and six months ended February 29, 2012, the Company received approximately $162,000 pursuant to the government program funding guidelines and the remaining balance of approximately $36,000 was drawn but was returned to the government in March 2012 along with an additional $28,000 as recapture tax because the Company had not incurred the amount originally estimated as qualified expenses for its WntTide™ program, which was the basis for the program funding.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12) SUBSEQUENT EVENTS

On March 26, 2012, the Company announced that the EMA has determined that its MAA for its investigational drug candidate, RP103 for the potential treatment of nephropathic cystinosis, submitted in early March, is valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process. The Company anticipates a decision from the EMA in the first calendar quarter of 2013.

On March 28, 2012, the Company announced the appointment of Henk Doude van Troostwijk as its General Manager of European Commercial Operations, effective April 15, 2012. Mr. Doude van Troostwijk will be responsible for building and managing the Company’s commercial operations in Europe initially focusing on the potential launch and subsequent marketing of RP103 for nephropathic cystinosis in anticipation of the EMA’s approval of the Company’s MAA. The Company anticipates additional hiring in Europe as well as the U.S. over the next nine months in preparation for the potential commercialization of RP103 for the potential treatment of nephropathic cystinosis in the U.S. and Europe.

On March 30, 2012, the Company announced that it submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking approval to market its investigational drug candidate, Cysteamine Bitartrate Delayed-release Capsules (RP103), for the potential treatment of nephropathic cystinosis. In its application, the Company has requested Priority Review of the NDA, which, if granted, could lead to a decision for marketing approval from the FDA of RP103 for the potential treatment of nephropathic cystinosis in the fourth calendar quarter of 2012. If Priority Review is not granted, the Company anticipates a decision by the FDA in the first calendar quarter of 2013.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of February 29, 2012, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to “the Company”, “we”, “our” and “us” include the activities of Raptor Pharmaceutical Corp. and its wholly-owned subsidiaries, Raptor Pharmaceuticals Corp. (which was merged into us as of December 7, 2011), Raptor Discoveries Inc., or Raptor Discoveries, Raptor Therapeutics Inc., or Raptor Therapeutics, Raptor European Products, LLC, RPTP European Holdings C.V. and Raptor Pharmaceuticals Europe B.V. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors That May Affect Future Results”.

Overview

Our goal is to research, produce, and deliver medicines that improve life for patients with severe, rare disorders. Our product portfolio includes both candidates from our proprietary drug targeting platforms and in-licensed and acquired product candidates.

Our current pipeline includes three clinical development programs, which we are actively developing. We also have two other clinical-stage product candidates, one of which we are seeking additional product development partners in Asia In addition, we have three preclinical product candidates for which we are also seeking development partners.

Clinical Development Programs

Our three active clinical development programs are based on an existing therapeutic compound that we are reformulating and repurposing for potential improvement in safety and/or efficacy and for potential application in new disease indications. These clinical development programs include the following:

•	DR Cysteamine, or RP103, for the potential treatment of cystinosis, a rare genetic disorder;

•	RP103 for the potential treatment of Huntington’s Disease, or HD, an inherited neurodegenerative disorder; and

•	RP103, for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic disorder of the liver.

RP103 is our proprietary delayed-release formulation of cysteamine bitartrate microbeads in capsules, which may require less frequent dosing and reduce gastro-intestinal side effects compared to the current standard of care. Our plan is to eventually develop a delayed-released formulation of cysteamine bitartrate in tablets, referred to as RP104, for NASH.

Other Clinical-Stage Product Candidates

Our other clinical-stage product candidates include:

•	Convivia™ for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2 deficiency, an inherited metabolic disorder; and

•	Tezampanel, a glutamate receptor antagonist as a potential anti-platelet agent for use in thrombotic disorders.

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

Future Activities

Over the next 12 months, we plan to conduct research and development and general and administrative activities including: commercial preparation and drug supply for the potential launch of RP103 for the potential treatment of cystinosis in the U.S. and Europe; supporting our ongoing extension study of RP103 in cystinosis until patients are converted onto commercial drug; supplying clinical material for the ongoing clinical trial of RP103 in HD; funding the collaboration and supplying clinical material in the Phase 2b clinical trial of RP103 in NASH; funding a potential Phase 1 clinical trial of tezampanel as a potential anti-platelet agent; continuing business development of our preclinical product candidates; and supporting associated facilities and administrative functions. We plan to seek additional business development partners for our Convivia™ product candidate in Asia. We may also develop new preclinical opportunities, future in-licensed technologies and acquired technologies.

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

Immediate-release cysteamine bitartrate, a cystine-depleting agent, is currently the only U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA-approved drug to treat cystinosis, a rare genetic disease. Immediate-release cysteamine has been reported to be effective at preventing or delaying kidney failure and other serious health problems in cystinosis patients. RP103 is designed to pass through the stomach and deliver the drug directly to the small intestine, where it may be more easily absorbed into the bloodstream and may result in fewer gastrointestinal side effects. Studies have shown that patient compliance is challenging due to the requirement for every six-hour dosing and gastrointestinal side effects, especially since it requires a patient to be awakened during sleep to administer the nighttime dose. RP103 for the potential treatment of cystinosis is designed to mitigate these difficulties. It is expected to be dosed twice daily, compared to the current every-six-hour dosing schedule.

In March 2012, we submitted applications for marketing approval of RP103 for the potential treatment of cystinosis with both the FDA and the EMA. We requested Priority Review of our application with the FDA, which, if granted, could lead to an FDA decision by the fourth calendar quarter of 2012. We anticipate a decision from the EMA and the FDA (if Priority Review is not granted by the FDA) in the first calendar quarter of 2013.

In anticipation of drug approval, we have begun building our commercial infrastructure both in the U.S. and in Europe so we may timely launch RP103 for the potential treatment of cystinosis.

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

Our pivotal Phase 3 clinical trial was designed as an outpatient study of the pharmacodynamics, pharmacokinetics, safety and tolerability of RP103 compared to Cystagon® in cystinosis patients. The clinical trial was conducted at eight clinical research centers in the U.S. and Europe.

Of 41 patients who completed the Phase 3 protocol, 38 were included in the evaluable data set, 3 were not fully compliant with the protocol due to the fact that their WBC cystine levels went above 2.0 while on Cystagon® during the trial. The age range of study participants was 6 to 26 years old, with 87% of patients below 16 years old. On average, the peak WBC cystine level measured in patients treated with Cystagon® was 0.54 ± 0.05 nmol 1/2 cystine/mg protein, compared to an average peak value of 0.62 ± 0.05 nmol 1/2 cystine/mg protein for patients treated with RP103. The mean difference was 0.08 nmol 1/2 cystine/mg protein, with a 95.8% confidence interval of 0.00-0.16 (one sided p=0.021). As stipulated in our Statistical Analysis Plan, the non-inferiority endpoint of the clinical trial would be achieved when the upper end of the confidence interval around the mean difference of WBC cystine levels did not exceed an absolute value of 0.3. The upper end of the confidence interval in the Phase 3 clinical trial was determined to be 0.16, thus achieving the non-inferiority endpoint.

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

We are conducting an ongoing, extension study in which all patients that completed the Phase 3 clinical trial may elect to continue on RP103 treatment and are monitored for WBC cystine levels and safety parameters. The extension study has provided six months of safety data for each patient and was submitted in our New Drug Application, or NDA, filing. Forty out of forty-one patients who completed the Phase 3 clinical trial elected to enroll in the extension study. Thirty-eight of such patients remain in the extension study. Thirty-two patients have been on RP103 in the extension study for at least nine months.

In a related clinical trial, we performed a bioequivalence study between RP103 administered as whole capsules and RP103 administered as capsule contents sprinkled onto applesauce. As a significant number of cystinosis patients are too young to take whole capsules, this result enabled us to expand enrollment in the extension study to patients who are too young to swallow whole capsules and were therefore ineligible for the pivotal Phase 3 clinical trial protocol. We have also expanded our extension study to patients who have undergone kidney transplants, thus ineligible to participate in our Phase 3 clinical trial. Enrollment of these additional patients in the extension study is ongoing. As of March 2012, we have a total of 55 patients in our ongoing extension study.

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

Development of RP103/RP104 for the Potential Treatment of Non-Alcoholic Steatohepatitis or NASH

On December 15, 2011, we executed a cooperative research and development agreement, or CRADA, with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, part of the National Institutes of Health, or NIH, to conduct a Phase 2b clinical trial. The clinical trial will evaluate the safety and potential efficacy of RP103 as a potential treatment of non-alcoholic steatohepatitis, or NASH, an advanced form of non-alcoholic fatty liver disease, or NAFLD, in children. The clinical trial is expected to begin early in the second quarter of calendar 2012 with NIDDK sharing the costs with us to conduct the clinical trial.

We estimate the total cost of the one year clinical trial treatment period to be in the range of $14-$16 million. Under the CRADA agreement, we will fund a total of $6 million of the cost of the trial, in addition to providing clinical trial materials and drug manufacturing/quality support estimated at approximately $1 million. The remainder of the funding will come from NIDDK. We hold worldwide, exclusive licenses from UCSD to patents relating to use of cysteamine in NAFLD and NASH. Under this CRADA collaboration, we will retain exclusive development and commercial rights to the clinical data resulting from the clinical trial. If the clinical trial commences timely, we anticipate releasing the top-line Phase 2b data in the first half of calendar 2014.

We continue to work on the formulation of RP104, a delayed-release tablet form of RP103. RP103 will be used in the Phase 2b clinical trial in parallel to the continued formulation studies of RP104.

In October 2008, we commenced a clinical trial in collaboration with UCSD to investigate a prototype formulation of RP103/RP104 for the treatment of NASH in juvenile patients. In May 2010, we presented positive Phase 2a clinical trial results from our pilot study of delayed-release cysteamine bitartrate in 11 adolescent patients with NASH, a progressive form of liver disease believed to affect 5% to 11% of the U.S. population. The results were presented at the Digestive Disease Week 2010 conference in New Orleans, Louisiana on May 2, 2010. Our open-label Phase 2a clinical trial was conducted under a collaboration agreement with UCSD at UCSD’s General Clinical Research Center. Eligible patients with baseline levels of the liver enzymes alanine transaminase, or ALT, and aspartate aminotransferase, or AST, that were at least twice that of normal levels, were enrolled to receive twice-daily, escalating oral doses of up to 1,000 mg of delayed-release cysteamine bitartrate (a prototype of our RP103) for six months, followed by a six-month post-treatment monitoring period.

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

We hold an exclusive worldwide license from UCSD for the patent, “Methods of Treating Non-Alcoholic Steatohepatitis (NASH) Using Cysteamine Products.” The patent was filed in 2010. We received a formal Notice of Allowance from USPTO for this patent in June 2011. The patent is still in examination in Europe and other countries.

Development of RP103 for the Potential Treatment of Huntington’s Disease or HD

Huntington’s Disease, or HD, is a fatal, inherited degenerative neurological disease affecting about 30,000 people in the U.S. and a comparable number of people in Europe. We are not aware of any therapeutic treatment for HD other than therapeutics that minimize symptoms such as the uncontrollable movements and mood swings resulting from HD. We are collaborating with a French institution, CHU d’ Angers, on a Phase 2 clinical trial investigating RP103 in HD patients, which began in October 2010. We are providing the clinical trial materials for the study, which is sponsored by CHU d’ Angers and funded in part by a grant from the French government. Eight clinical sites in France were set up by CHU d’ Angers for a 96 patient, placebo-controlled, 18-month trial, followed by an open-label trial with all placebo patients rolling onto RP103 and all non-placebo patients continuing on RP103 for up to another 18 months. The primary end point of the trial will be based upon the Unified Huntington’s Disease Rating Scale, or UHDRS.

We anticipate reaching full enrollment for our Phase 2 clinical trial for RP103 in patients with HD in the second quarter of calendar 2012 and we anticipate releasing the top-line Phase 2 clinical trial data in the first half of calendar 2014.

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

In June 2010, we entered into an exclusive agreement with Uni Pharma Co., Ltd., or Uni Pharma, to commercialize Convivia™ in Taiwan. Under terms of the agreement, we will grant to Uni Pharma an exclusive license under all relevant patent applications, trademarks and future patents controlled by us to market Convivia™ in Taiwan. Uni Pharma will register Convivia™ for drug licensure for existing indications and will conduct a clinical trial and register Convivia™ for acetaldehyde toxicity resulting from ALDH2 deficiency. Uni Pharma will be responsible for marketing and sales activities for the commercialization of Convivia™ in Taiwan. We continue to seek potential partners in other Asian countries to continue clinical development of Convivia™ in those countries.

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

In addition to such well-known platelet signaling molecules as thromboxane A2 (blocked by aspirin) and adenosine diphosphate (blocked by Plavix®), research conducted at Johns Hopkins University, or JHU, by Dr. Craig Morrell and Dr. Charles Lowenstein demonstrated the importance of glutamate release in promoting platelet activation and thrombosis. This research showed that platelets treated with an AMPA/kainate receptor antagonist such as tezampanel are more resistant to glutamate-induced aggregation than untreated platelets. Glutamate release by a platelet acts to stimulate release of glutamate from other platelets, potentiating aggregation and the formation of the thrombus. Released glutamate acts by binding cell surface glutamate receptors expressed on platelets themselves. One particular type of the glutamate receptor is important in platelet activation, the AMPA receptor. Compounds that specifically activate the AMPA receptor can increase platelet activation. Conversely, compounds that inhibit the AMPA receptor decrease platelet activation.

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

In collaboration with Dr. Lowenstein and Dr. Morrell, we are preparing to conduct a Phase 1 clinical trial in healthy volunteers to determine the efficacy of tezampanel in blocking platelet activation and aggregation. We anticipate this early-stage trial to commence in the second quarter of calendar 2012.

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

HepTide™ for Hepatocellular Carcinoma or HCC and Other Liver Diseases

HepTide™ is a RAP peptide designed to potentially increase liver specific targeting and thereby, potentially diminish non-target tissue toxicity and increase the efficacy of therapeutic delivery to treat liver diseases. We are evaluating conjugates between HepTide™ and other molecules for testing in vitro and in appropriate preclinical models for the potential treatment of HCC and other liver diseases.

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

Other Development Areas

Securing Additional and Complementary Technology Licenses from Others

We plan to establish additional research collaborations with prominent universities and research labs currently working on the development of potential targeting molecules and other potential clinical applications of cysteamine bitartrate, and to secure licenses from these universities and labs for technology resulting from the collaboration. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets, and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand such drugs’ clinical indications through additional clinical trials. We may obtain these products through licenses, collaborations, joint ventures or through merger and/or acquisitions with other biotechnology companies.

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

As a result of the Encode merger, we received the exclusive worldwide license to RP103/RP104, referred to herein as the License Agreement, developed by clinical scientists at the UCSD School of Medicine. In consideration of the grant of the license, we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated, among other things, to spend annually at least $200,000 for the development of products (which we satisfied as of August 31, 2011, 2010 and 2009 by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. To date, we have paid $680,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, HD and in NASH.

Subsequent to quarter end, we filed our Marketing Authorization Application, or MAA, with the European Medicines Agency for RP103 for the potential treatment of cystinosis, a milestone in which we will pay $250,000 to UCSD pursuant to this license.

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

Short-term Investments

We invest in short-term investments in high credit-quality funds in order to obtain higher yields on our idle cash. Such investments are not insured by the Federal Deposit Insurance Corporation. We completed an evaluation of our investments and determined that we did not have any other-than-temporary impairments as of February 29, 2012. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

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

Comprehensive Loss

Components of comprehensive loss are reported in our condensed consolidated statements of comprehensive loss in the period in which they are recognized. The components of comprehensive loss include net loss and foreign currency translation adjustments.

Stock-Based Compensation

In February 2010, our Board of Directors approved, and in March 2010 our stockholders approved, our 2010 Equity Incentive Plan, or the 2010 Plan, to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan. Our Board of Directors has determined not to make any new grants under any of our former plans, but rather under the 2010 Plan. The 2010 Plan’s term is ten years and allows for the granting of options to employees, directors and consultants. On April 7, 2011, our stockholders passed amendments to the 2010 Plan which allow for an increase of the grant pool based upon 5% of our common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000,000 shares. The April 7, 2011 and August 31, 2011 increases added 1,629,516 and 1,778,459 shares, respectively, available for grant under the 2010 Plan. As of February 29, 2012, options to purchase 5,841,848 shares of our common stock were outstanding and 1,563,508 shares of our common stock remain available for future issuance under the 2010 Plan. The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the 2010 Plan, as amended. In September 2011, our Board of Directors approved an amended and restated form of award agreement to the 2010 Plan, which will be used for awards granted on or after September 22, 2011. The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the 2010 Plan that are vested as of such termination date due to (a) an employee’s or a non-employee director’s retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director’s board membership for reasons other than for cause or retirement and (c) an employee’s or a non-employee director’s death (during his or her continuous service with us or within 90 days’ of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with us.

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

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with ASC Topic 718, Accounting for Compensation Arrangements , or ASC Topic 718 (previously listed as Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , or SFAS 123(R)), and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

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

For the three month period ended February 29, 2012, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 1.12%; 5 year expected life; 122.38% volatility; 2.5% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for seven and five years (average); the expected life of five years was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when we are at a more mature stage of development; the volatility was based on the actual volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current development stage. If factors change and different assumptions are employed in the application of ASC Topic 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 7 of our condensed consolidated financial statements for a further discussion of our accounting for stock based compensation.

We recognize as consulting expense the fair value of options granted to persons who are neither employees nor directors. Stock options issued to consultants are accounted for in accordance with the provisions of the FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (previously listed as Emerging Issues Task Force, or EITF, Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services ). The fair value of expensed options is based on the Black-Scholes option-pricing model assuming the same factors as stock-based compensation expense discussed above.

Results of Operations

Three months ended February 29, 2012 and February 28, 2011

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits for personnel performing pre-commercial and administrative expenses, pre-commercial expenses, such as reimbursement and marketing studies, corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs. General and administrative expenses for the three-month period ended February 29, 2012 increased by approximately $1.3 million compared to the prior year’s second fiscal quarter. The increase was primarily due to:

Reason for increase (decrease)	Increase (decrease) in $ thousands
Expenses not in Q2 FY2011:
Commercial operations requirements RP103 for cystinosis:
Pre-commercial consulting services	117
Tax study and advisory fees related to EU headquarters	183
Estimated Q2 accrual for annual performance bonus based on assessment of performance to date	60
Salary and benefit increases and new personnel especially related to commercial operations	239
Stock option grants, employees and directors (non-cash)	647
Board expansion from 5 to 8 members, retainer fees and expenses	65
Higher NASDAQ fees and Delaware taxes due to increase in shares outstanding and market capitalization	114
Increased executive and human resource costs allocated to R&D due to higher headcount	(188)
Other, net	89

Total increase Q2 FY2012 versus Q2 FY 2011	1,326

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, commercial drug manufacturing costs prior to marketing approval, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses. Research and development expenses for the three month period ended February 29, 2012 increased by approximately $300,000 over the prior year’s second fiscal quarter primarily due to:

Reason for increase (decrease)	Increase (decrease) in $ thousands
Reduction in tax rebate	158
Increased executive and human resource costs allocated to R&D due to higher headcount	188
Compensation
Salary increases and new hire salaries	112
Stock option grants, employees (non-cash)	151
Estimated Q2 accrual for annual performance bonus based on assessment of performance to-date	50
Regulatory consulting for NDA/MAA preparation	62
Reduction in Phase 3 cystinosis trial expense partially offset by extension study	(439)
Other, net	20

Total increase Q2 FY2012 versus Q2 FY 2011	302

Research and development expenses include the following: (in $ millions)

	Three month periods ended
Major Program (stage of development)	February 29, 2012	February 28, 2011
RP103/RP104 – All indications (clinical/pre-commercial)	2.7	3.0
Preclinical programs	—	(0.2)
Minor or inactive programs	—	0.1
R & D personnel and other costs not allocated to programs	1.3	0.8

Total research & development expenses	4.0	3.7

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Three month periods ended
Major Program (stage of development)	February 29, 2012	February 28, 2011
RP103/RP104 – All indications (clinical and pre-commercial)	0.3	0.06
Convivia™ (clinical)	—	0.03
Preclinical programs	0.0	0.05

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of RP103 for the treatment of cystinosis (approximately $170,000, $388,000 and $858,000 for the three and six month periods ended February 29, 2012 and the cumulative period from September 8, 2006 (inception) to February 29, 2012, respectively).

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the first calendar quarter of 2013. In addition, the timing and costs of development of our programs beyond the next 12 months are highly uncertain and difficult to estimate. See risks and other factors described under the section captioned “Risk Factors That May Affect Future Results” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Current Status of Major Programs

Please refer to the subsection titled “Future Activities” under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q for a detailed discussion of each of our major programs. In summary, RP103/RP104 is being developed in cystinosis, NASH and HD. In July 2011, we announced that our Phase 3 clinical trial of RP103 for the treatment of cystinosis met its sole primary clinical endpoint and in November 2009, we released data from our Phase 2b clinical trial. In March 2012, we filed for marketing approval of RP103 for cystinosis in both the U.S. and in the E.U. and have begun commercial planning in anticipation of drug launch. In May 2010, we presented the data from our NASH Phase 2a clinical trial and have signed a collaborative agreement with the NIH for a Phase 2b clinical trial anticipated to commence early in the second quarter of calendar 2012. We continue to work on the formulation of RP104 as a delayed-released compressed tablet of cysteamine bitartrate for future studies. In October 2010, our collaborator commenced a Phase 2a clinical trial of RP103 in HD patients and we anticipate full enrollment in the second quarter of calendar 2012 with potential data in the first half of calendar 2014.

Our Convivia™ product candidate completed its initial clinical study in 2008 and in June 2010, we licensed Convivia™ to Uni Pharma for further clinical development in Taiwan. We continue to seek other potential partners for Convivia™ in other Asian countries where its potential market exists.

We are preparing for a Phase 1 clinical trial for the potential treatment of thrombotic disorder but plan to eventually out-license our tezampanel product candidate. HepTide™ will be undergoing further preclinical proof of concept studies and WntTide™ and NeuroTrans™ are being considered for potential out-licensing for further development. All preclinical product candidates will require further study prior to moving into a clinical phase of development.

Interest Income

Interest income for the three-month periods ended February 29, 2012 and February 28, 2011 was approximately $107,000 and $12,000, respectively.

Interest Expense

Interest expense for the three-month periods ended February 29, 2012 and February 28, 2011 was nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain (loss) for the three-month periods ended February 29, 2012 and February 28, 2011 was nominal.

Unrealized Loss on Cash Equivalents

Unrealized loss on short-term investments represents the change in net asset value of the Company’s two short-term bond funds. The unrealized loss on short-term investments for the three-month periods ended February 29, 2012 and February 28, 2011 was nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(7.8) million for the three month period ended February 29, 2012 compared to a gain of approximately $1.8 million for the three month period ended February 28, 2011, representing an increase of approximately $9.6 million resulting from a higher increase in stock price of our common stock during the three months ended February 29, 2012 compared to the three months ended February 28, 2011. These losses are non-cash.

Six months ended February 29, 2012 and February 28, 2011

General and Administrative Expenses

General and administrative expenses include finance and executive compensation and benefits for personnel performing pre-commercial and administrative expenses, pre-commercial expenses, such as reimbursement and marketing studies, corporate costs, such as legal and auditing fees, business development expenses, travel, Board of Director fees and expenses, investor relations expenses, intellectual property costs associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs. General and administrative expenses for the six-month period ended February 29, 2012 increased by approximately $2.0 million compared to the same period of the prior year. The increase was primarily due to:

Reason for increase (decrease)	Increase (decrease) in $ thousands
Expenses not in Q2 FY2011:
Investor relations, research coverage and financial advisory fees	296
Commercial operations requirements RP103 for cystinosis:
Pre-commercial consulting services	233
Tax study and advisory fees related to EU headquarters	156
Estimated Q2 YTD accrual for annual performance bonus based on assessment of performance to date	130
Audit fee increase primarily due to internal control attestation in FY2011 audit	102
Salary and benefit increases and new personnel especially related to commercial operations	388
Stock option grants, employees and directors (non-cash)	701
Board expansion from 5 to 8 members, retainer fees and expenses	116
Higher NASDAQ fees and Delaware taxes due to increase in shares outstanding and market capitalization	132
Increased executive and human resource costs allocated to R&D due to higher headcount	(335)
Other, net	37

Total increase YTD FY2012 versus YTD FY 2011	1,956

Research and development expenses include the following: (in $ millions)

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists’ compensation and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, commercial drug manufacturing costs prior to marketing approval, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated executive, human resources and facilities expenses. Research and development expenses for the six month period ended February 29, 2012 increased by approximately $2.6 million over the same period of the prior year primarily due to:

Reason for increase (decrease)	Increase (decrease) in $ thousands
Increased product manufacture of RP103 and RP104 for cystinosis, HD, NASH	1,470
Reduction in tax rebate	704
Increased executive and human resource costs allocated to R&D due to higher headcount	335
Compensation
Salary increases and new hire salaries	188
Stock option grants, employees (non-cash)	140
Estimated Q2 YTD accrual for annual performance bonus based on assessment of performance to-date	100
Reagents for preclinical studies	57
Reduction in Phase 3 cystinosis trial expense partially offset by extension study	(466)
Other, net	95

Total increase YTD FY2012 versus YTD FY 2011	2,623

Research and development expenses include the following: (in $ millions)

	Cumulative through February 29, 2012	Six month periods ended
Major Program (stage of development)		February 29, 2012	February 28, 2011
RP103/RP104 – All indications (clinical/pre-commercial)	28.3	6.5	4.6
Convivia™ (clinical)	2.5	—	0.1
Preclinical programs	2.5	—	(0.2)
Minor or inactive programs	1.1	—	0.2
R & D personnel and other costs not allocated to programs	13.9	2.5	1.7

Total research & development expenses	48.3	9.0	6.4

Major Program expenses recorded as general and administrative expenses: (in $ millions)

	Cumulative through February 29, 2012	Six month periods ended
Major Program (stage of development)		February 29, 2012	February 28, 2011
RP103/RP104 – All indications (clinical and pre-commercial)	1.73	0.60	0.16
Convivia™ (clinical)	0.27	—	0.09
Preclinical programs	0.78	0.01	0.07

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of RP103 for the treatment of cystinosis.

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the first calendar quarter of 2013. In addition, the timing and costs of development of our programs beyond the next 12 months are uncertain and difficult to estimate. See risks and other factors described under the section captioned “Risk Factors That May Affect Future Results” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Interest Income

Interest income increased by $152,360 for the six months ended February 29, 2012 compared to the same period of the prior fiscal year due to the purchase of short-term investments in October 2011.

Interest Expense

Interest expense for the six months ended February 29, 2012 and February 28, 2011 was nominal.

Foreign Currency Transaction Loss

Foreign currency transaction gain for the six months ended February 29, 2012 and February 28, 2011 was nominal.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $(12.0) million for the six months ended February 29, 2012 compared to a loss of approximately $(3.9) million for the six months ended February 28, 2011, an increase in loss of approximately $15.9 million resulting from a higher increase in stock price of our common stock during the six months ended February 29, 2012 compared to the six months ended February 28, 2011. These losses are non-cash.

Liquidity and Capital Resources

Capital Resource Requirements

As of February 29, 2012, we had approximately $50.1 million in cash, cash equivalents, restricted cash and short-term investments, approximately $30.1 million in current liabilities (of which $26.6 million represented the non-cash common stock warrant liability) and approximately $22.4 million of net working capital.

We believe our cash and cash equivalents as of February 29, 2012 will be sufficient to meet our obligations through the first calendar quarter of 2013.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2011 with respect to this uncertainty. We may need to generate significant revenue or raise additional capital to continue to operate as a going concern beyond the first calendar quarter of 2013. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

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

In December 2009, we entered into a definitive securities purchase agreement, or the Direct Offering Purchase Agreement, dated as of December 17, 2009, with 33 investors (collectively, the Direct Offering Investors) with respect to the sale of units, whereby, on an aggregate basis, the investors agreed to purchase 3,747,558 Units for a negotiated purchase price of $2.00 per unit for aggregate gross proceeds of approximately $7.5 million. Each unit consists of one share of our common stock, one Series A Warrant exercisable for 0.5 of a share of our common stock and one Series B Warrant exercisable for 0.5 of a share of our common stock. The shares of our common stock and the warrants were issued separately. The Series A Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending December 22, 2014. The Series B Warrants exercisable for an aggregate 1,873,779 shares of our common stock were exercisable commencing on June 20, 2010 and ending June 22, 2011. The investor warrants have a per share exercise price of $2.45. In connection with this offering we paid a placement agent cash compensation equal to 6.5% of the gross proceeds or $487,183 plus a five-year warrant at an exercise price of $2.50 per share for the purchase of up to 74,951 shares of our common stock. As of February 29, 2012, 1,055,029 shares of our common stock have been issued upon exercise of the Series A Warrants, 1,873,779 shares of our common stock have been issued upon exercise of the Series B Warrants and 74,951 shares of our common stock have been issued upon exercise of the placement agent warrants. As of February 29, 2012, Series A warrants to purchase up to 818,750 shares of our common stock were outstanding.

On August 9, 2010, we entered into the 2010 Private Placement Purchase Agreements with the 2010 Private Placement Investors for the private placement of our common stock and warrants to purchase our common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock. We issued and sold an aggregate of 4,897,614 units, comprised of an aggregate of 4,897,614 shares of common stock and warrants to purchase up to 4,897,614 shares of our common stock for gross proceeds of approximately $15.1 million. Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. The placement agent for the 2010 Private Placement was issued one warrant to purchase 97,952 shares of our common stock at an exercise price of $3.075 per share, paid a cash commission of $978,911 and reimbursed for certain of its expenses incurred in connection with the 2010 Private Placement. As of February 29, 2012, 1,275,931 shares of our common stock have been issued upon exercise of the warrants. As of February 29, 2012, warrants to purchase up to 3,719,635 shares (including the placement agent warrants) of our common stock were outstanding.

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

Research and Development Activities

We plan to conduct further research and development, seek to support several clinical trials for RP103 and RP104, improve upon our RAP-based and in-licensed technology and continue business development efforts for our preclinical and other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidates, RP103 and RP104 and for commercial production of RP103, clinical trials, clinical and medical advisors and consulting and collaboration fees. We anticipate that our research and development costs will increase during the next 12 months primarily due to the build-up of inventory of RP103 prior to marketing approval in anticipation of drug launch and the addition of our Phase 2 clinical trial in NASH.

General and Administrative Activities

General and administrative costs in the next 12 months will consist primarily of commercial and pre-commercial activities in anticipation of approval and launch of RP103 for cystinosis, legal and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses. We anticipate that general and administrative expenses will increase primarily due to the commercial and pre-commercial efforts required to prepare for the commercial launch of RP103 in cystinosis in both the U.S. and the E.U.

Officer and Employee Compensation

We presently have 18 full time employees and two part-time employees. Of the 18 full-time employees, 10 are in general and administrative (including 3 commercial employees) and 8 are in research and development functions. Based on our current plan, over the next 12 month period, we plan to add personnel in the areas of sales and marketing, regulatory, clinical, medical affairs and quality. We also plan to supplement our human resources needs through consultants and contractors as needed. We anticipate that our compensation expense will increase significantly during the next 12 months due to the addition of employees primarily in support of commercial operations in anticipation of launching RP103 for cystinosis in both the U.S. and the E.U. Officer and employee compensation is recorded on our condensed consolidated statements of comprehensive loss as either research and development expenses or general and administrative expenses based upon the functions served by the officers and employees.

Capital Expenditures

In the next 12 months, relatively minor capital expenditures will be made for lab equipment and office furniture.

Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)

Pursuant to the terms of the asset purchase agreement, or the Asset Purchase Agreement, that we entered into with Convivia, Inc. and Thomas E. Daley, pursuant to which we purchased intellectual property related to our 4-MP product candidate program known as ConviviaTM, Mr. Daley will be entitled to receive various payments in the form of our restricted common stock and cash, if at all, in such amounts and only to the extent certain future milestones are accomplished by us. See Note 10 Commitments and Contingencies for further details in our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q.

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

In consideration of the grant of the license, prior to the merger, Encode paid an initial license fee and we are obligated to pay an annual maintenance fee of $15,000 until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging from $20,000 to $750,000 for orphan indications and from $80,000 to $1,500,000 for non-orphan indications upon the occurrence of certain events, if ever; royalties on commercial net sales from products developed pursuant to the License Agreement ranging from 1.75% to 5.5%; a percentage of sublicense fees ranging from 25% to 50%; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years ranging from 0.75 to 6 years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, annually spend at least $200,000 for the development of products—which as of August 31, 2011, 2010 and 2009 we satisfied by spending approximately $11.3 million, $6.2 million and $4.1 million, respectively, on such programs —pursuant to the License Agreement. To date, we have paid $680,000 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis and in NASH. In March 2012, we filed our MAA for RP103 for the potential treatment of cystinosis, a milestone in which we will pay $250,000 to UCSD pursuant to this license. To the extent that we fail to perform any of our obligations under the License Agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28 , Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted these standards on September 1, 2011 and have determined that ASU 2010-28 has no material impact on our condensed consolidated financial statements for the three and six month periods ended February 29, 2012, because there was no requirement to perform Step 2 due to our positive carrying amount.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is an update that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations if the entity presents comparative financial statements and expands the required disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted these standards on September 1, 2011, however since there were no business combinations during the three and six month periods ended February 29, 2012, ASU 2010-29 had no material impact on our financial disclosure, however, the provision will impact the financial disclosures of any business combinations in the future.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. We early adopted these standards as of August 31, 2011. Because ASU 2011-05 impacts presentation only, it had no effect on our condensed consolidated financial statements or on our financial condition for the three and six month periods ended February 29, 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because we have only one reporting unit, which has a fair value higher than our carrying amount, adoption of ASU 2011-08 did not have a material impact on our condensed consolidated financial statements for the three and six month periods ended February 29, 2012.

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

Foreign Exchange Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our expenditures are transacted in U.S. dollars. We are subject to foreign exchange risk for the operations of BV which uses the European Euro as its functional currency. We do not believe that a hypothetical one percentage point fluctuation in the U.S. dollar exchange rate would materially affect our consolidated financial position, results from operations or cash flows as of February 29, 2012. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

We are subject to interest rate risks associated with fluctuations in interest rates. In October 2011, we invested in two $15 million short-term bond funds with the goal of increasing yield on our idle cash. Approximately $19.2 million remained in the money market account yielding approximately .04% per year. The two short-term bond funds include one that exclusively invests in government securities and the other invests in a combination of government and other securities, both funds have historical annual yields of over 2%. Both bond funds pay dividends and provide their net asset value of their assets on a daily basis with daily liquidity. The change in net asset value is recorded on our statements of comprehensive loss as unrealized gain or loss on short-term investments. We completed an evaluation of our investments and determined that we did not have any other-than-temporary impairments as of February 29, 2012. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts. A hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of February 29, 2012.

Item 4. Controls and Procedures

As of February 29, 2012, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of February 29, 2012, are effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 29, 2012.

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

As of February 29, 2012, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011 that was filed with the SEC on November 14, 2011, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on December 19, 2011, except as set forth below:

Risks Related to Our Business

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we will have to delay or terminate some or all of our product development programs.

Our condensed consolidated financial statements as of February 29, 2012 have been prepared assuming that we will continue as a going concern. As of February 29, 2012, we had an accumulated deficit of approximately $103.4 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2011, with respect to this uncertainty. We will need to generate significant revenue or raise additional capital to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe our cash, cash equivalents and short-term investments as of February 29, 2012 will be sufficient to meet our obligations through the first calendar quarter of 2013. We may raise equity funds by the third calendar quarter of 2012. There can be no assurance that we will be successful in raising equity funds when needed. If we are unable to obtain such additional capital when needed, we will be forced to scale down our expenditures.

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

As of February 29, 2012, we had the following warrants outstanding related to the assumption of warrants from our Encode merger, issuance of warrants related to our May/June 2008 private placement, issuance of warrants related to our August 2009 private placement, the assumption of warrants pursuant to the 2009 Merger, issuance of warrants related to our December 2009 registered direct offering and issuance of warrants related to our August 2010 private placement. See Note 9 in our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for further discussion regarding our common stock warrants.

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
Issued to placement agents in May / June. 2008	432,649	$2.36		5/21/2013
Issued to placement agents in August. 2009	65,000	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8,140	$80.86	*	6/11/2013 - 9/26/2015
Issued to registered direct investors in Dec. 2009	818,750	$2.45		12/22/2014
Issued to private placement investors in Aug. 2010	3,621,683	$3.075		8/12/2015
Issued to placement agent in Aug. 2010	97,952	$3.075		8/12/2015

Total warrants outstanding	5,277,483	$3.01	*

*	Weighted average exercise price

Our executive officers and our Board of Directors own, in the aggregate, 1,723,810 shares, or approximately 3.5% of our outstanding common stock as of February 29, 2012. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and the trading price of our common stock.

As of February 29, 2012, there were (i) outstanding warrants to purchase 5,277,483 shares of our common stock at a weighted average exercise price of $3.01 per share (ii) outstanding options to purchase 5,692,401 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $3.96, (iii) options to purchase 149,447 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $76.26 and (iv) 1,563,508 shares of our common stock available for future stock option grants issued under our 2010 Raptor Pharmaceutical stock option plan. The shares issuable under our stock option plans will be available for immediate resale in the public market. The shares issuable under the warrants are available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

Future milestone payments, as more fully set forth under “Contractual Obligations with Thomas E. Daley (assignee of the dissolved Convivia, Inc.)” under Note 10 Commitments and Contingencies in our condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q and “Contractual Obligations with Former Encode Securityholders” above, our acquisition of the Convivia assets and merger with Encode will result in dilution. We may be required to make additional contingent payments of up to 699,369 shares of our common stock, in the aggregate, under the terms of our acquisition of Convivia assets and merger with Encode, based on milestones related to certain future marketing and development approvals obtained with respect to Convivia and Encode product candidates. The issuance of any of these shares will result in further dilution to our existing stockholders.

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

Item 4. Mine Safety Disclosures.

None.

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

10.1†**

Cooperative Research and Development Agreement for Extramural-PHS Clinical Research dated December 15, 2011 between the U.S. Department of Health and Human Services, as represented by the National Institute of Diabetes and Digestive and Kidney Diseases, an institute or center of the National Institutes of Health, and Raptor Therapeutics Inc.

(31)	Section 302 Certification

31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director

31.2†	Certification of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

(32)	Section 906 Certification

32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Kim R. Tsuchimoto, Chief Financial Officer, Secretary and Treasurer

101***	The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

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
Date: April 9, 2012

By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 9, 2012

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

10.1†**

Cooperative Research and Development Agreement for Extramural-PHS Clinical Research dated December 15, 2011 between the U.S. Department of Health and Human Services, as represented by the National Institute of Diabetes and Digestive and Kidney Diseases, an institute or center of the National Institutes of Health, and Raptor Therapeutics Inc.

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

101***

The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

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