Form 10-KT
period 2012-12-31
Raptor Pharmaceutical Corp
filed 2013-03-14
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

[ ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________

[X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from September 1, 2012 to December 31, 2012

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
Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ]  No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant's most recently completed second quarter) was $264.6 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   53,506,604 shares common stock, par value $0.001, outstanding as of February 22, 2013.
The documents incorporated by reference are as follows:
None.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RAPTOR PHARMACEUTICAL CORP.

PART I
FORWARD-LOOKING STATEMENTS

(In $ thousands, except as noted or per share data and percentages)

Change in Fiscal Year End
      On December 4, 2012, the board of directors of Raptor Pharmaceutical Corp., or the "Company", approved a change to the Company's fiscal year end from August 31 to December 31.  As a result of this change, this Transition Report on Form 10-KT includes the financial information for the four month transition period from September 1, 2012 to December 31, 2012, or "Transition Period". References in this Transition Report on Form 10-KT to fiscal year 2012 or fiscal 2012 refer to the period from September 1, 2011 through August 31, 2012 and references to fiscal year 2011 or fiscal 2011 refer to the period from September 1, 2010 through August 31, 2011. Prior to this Transition Report on Form 10-KT, our Annual Reports on Form 10-K cover the fiscal year from September 1 to August 31.
Forward-Looking Statement
In this Transition Report on Form 10-KT, in our other filings with the Securities and Exchange Commission, or the SEC, and in press releases and other public statements by our officers throughout the year, we make or will make statements that plan for or anticipate the future. These "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, include statements about our future business plans and strategies, as well as other statements that are not historical in nature. These forward-looking statements are based on our current expectations.
In some cases, these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "might," "will," "could," "should," "would," "projects," "anticipates," "predicts," "intends," "continues," "estimates," "potential," "opportunity" or the negative of these terms or other comparable terminology. All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, are about us and our industry that involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business' actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled "Risk Factors" in Part I, Item 1A of this Transition Report on Form 10-KT as well as other factors not identified therein.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, the factors discussed in this Transition Report on Form 10-KT, in other filings with the SEC and in press releases and other public statements by our officers throughout the year, could cause actual results or outcomes to differ materially and/or adversely from those expressed in any forward-looking statements made by us or on our behalf, and therefore we cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on any such forward-looking statements. We cannot give you any assurance that such forward-looking statements will prove to be accurate and such forward-looking events may not occur. In light of the significant uncertainties inherent in such forward-looking statements, you should not regard the inclusion of this information as a representation by us or any other person that the results or conditions described in those statements or our objectives and plans will be achieved.
All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Transition Report on Form 10-KT to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

ITEM 1:  BUSINESS
You should read the following discussion in conjunction with our consolidated financial statements as of December 31, 2012, and the notes to such consolidated financial statements included elsewhere in this Transition Report on Form 10-KT. This "Business" section contains forward-looking statements.
Unless otherwise mentioned or unless the context requires otherwise (e.g., our consolidated financial statements as of December 31, 2012, and the notes to such consolidated financial statements included elsewhere in this Transition Report on Form 10-KT, or a reference to an event or circumstance that occurred prior to the effective time of the 2009 Merger on September 29, 2009),  all references in this Transition Report on Form 10-KT to "the Company," "we," "our," "us" "Raptor" and similar references refer to the public company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp. and its direct and indirect wholly-owned subsidiaries, Raptor Pharmaceuticals Corp. (which was merged into us as of December 7, 2011), Raptor Discoveries Inc. (which was merged into Raptor Therapeutics Inc. as of December 28, 2012), or Raptor Discoveries, Raptor Therapeutics Inc. (which changed its name to Raptor Pharmaceuticals Inc. as of December 28, 2012), or Raptor Pharmaceuticals, Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V. and Raptor Pharmaceuticals France SAS.
Overview
We are a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases. Our initial focus is on developing our first product candidate, RP103, for the potential treatment of nephropathic cystinosis, or cystinosis, a rare genetic disorder. Cystinosis patients are at very high risk of experiencing life-threatening metabolic disorders, including kidney failure, severe gastrointestinal dysfunction and rickets as a result of an accumulation of the amino acid, cystine, in cells. As a result, cystinosis patients have a substantially reduced life span relative to unaffected individuals.
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
In addition to cystinosis, we are also testing RP103 for the potential treatment of non-alcoholic steatohepatitis, or NASH, a metabolic liver disorder, and Huntington's disease, or HD, a neurodegenerative disorder.
Clinical Development Programs
       Our current active clinical development programs involve the clinical evaluation of RP103, a delayed and extended release formulation of cysteamine bitartrate.  Cysteamine bitartrate was approved in 1994 as an oral, immediate-release powder in a capsule for the treatment of, and is the current standard of systemic care for, cystinosis. We reengineered cysteamine bitartrate in an effort to improve the dose administration, safety and/or efficacy compared to the existing treatment for cystinosis and we are studying cysteamine bitartrate for potential applications in new disease indications. Our proprietary delayed- and extended-release formulation, RP103, is a capsule containing enteric coated micro-beads of cysteamine bitartrate.  We believe we have demonstrated that RP103 requires less frequent dosing and can be taken with substantially fewer antacid medications without increasing gastro-intestinal and other side effects compared to immediate-release cysteamine bitartrate for cystinosis patients.  In addition to cystinosis, we are also testing RP103 for the potential treatment of NASH and HD. We have an exclusive worldwide license to delayed-release cysteamine from the University of California, San Diego, or UCSD, which is the basis for our proprietary formulation of cysteamine bitartrate.
   Our other clinical-stage product candidate is Convivia™, our proprietary oral formulation of 4-methylpyrazole, for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2, deficiency, an inherited metabolic disorder.
RP103 for Cystinosis
Cystinosis is a rare, life-threatening error of metabolism that results in toxic cystine accumulation in all cells. Cystine accumulation causes widespread tissue and vital organ failure and death in late childhood if left untreated.   Cystinosis is usually diagnosed in the first year of life after children present with symptoms including markedly increased urination, thirst, dehydration, gastrointestinal distress, failure to thrive, rickets, photophobia and specific kidney symptoms (Fanconi syndrome).  If patients survive to adolescence, they suffer from kidney malfunction, muscle wasting, myopathy, difficulty swallowing, respiratory problems, diabetes and hypothyroidism.

Normal cystine protein turnover is absent in cystinosis patients, resulting in continuous intracellular cystine accumulation, which requires constant cystine depletion through aggressive therapeutic intervention.  Studies have shown that cystine depleting therapy may delay and even prevent kidney transplant and lessen other clinical manifestations of the disease. The goal of cystine depletion therapy for cystinosis is to reduce cystine levels in cells to below toxic levels (generally recognized as 1nmol/mg protein in white blood cells). Immediate-release cystine depleting treatment (cysteamine bitartrate), or Cystagon®, is the current standard of care.  Cystagon has been available since 1994 in the U.S. and 1997 in the EU, but, due to its pharmacokinetics, requires to an every 6-hour dosing schedule, including a middle-of-the-night dose to maintain adequate therapeutic drug levels.  The dosing schedule for Cystagon requires strict adherence to every six-hour administration which is a challenge for patients and caregivers  along with the drug side effects of immediate release of cysteamine bitartrate, which include severe gastrointestinal distress (nausea, vomiting) and a strong exhaled rotten egg smell and body odor.  In a recent survey of 37 cystinosis patients and caregivers conducted at the June 2011 Cystinosis Research Foundation, or CRF, conference, 63% of patients rated the burden of nighttime dosing a 9 on a scale from 1 to 10 (10 being the worst burden). The requirement for middle-of-the-night dosing is the most significant compliance burden noted by patients. Inadequate disease control resulting from skipping this nocturnal dose was the subject of a major publication (Levtchenko, Pediatr Nephrol 2006).  In addition to the Cystagon dosing challenges, side effects associated with immediate release cysteamine treatment include gastrointestinal distress, nausea and vomiting, beyond those normally experienced as a result of the disease itself, and a socially difficult exhaled rotten egg smell and body odor soon after drug administration, which is especially a burden for children in the middle of the school day.  Patients report frequent, concomitant and chronic use of proton-pump inhibitors, or PPIs, to reduce the gastrointestinal distress. We believe that the required dosing regimen coupled with these adverse side effects results in overall poor patient compliance within the cystinosis patient population, with approximately 70% to 80% of patients failing to comply with prescribed dosing.
Patients surviving into their 20s with good adherence to cysteamine therapy from early diagnosis demonstrate that this therapy results in slowing the progression of disease to the point of delaying or potentially negating the need for a kidney transplant as well as reducing damage to other organs.   Suboptimal drug handling and variable dose administration routines, the strict requirement of every 6 hour dosing, and unpleasant side effects that in some cases require temporary dosing suspensions,  all contribute to the poor overall therapeutic disease control currently seen in the cystinosis population.
We are developing RP103 to address the compliance and tolerability issues associated with Cystagon.  Early development work supported by funding from a cystinosis patient advocacy foundation and performed by treating physicians in cystinosis clinics at UCSD and other medical institutions worldwide highlighted the need to address these tolerability and compliance problems by the cystinosis community. The primary goal of RP103's development is to reduce the dosing frequency from once every 6 hours to once every 12 hours, thereby eliminating the especially challenging middle-of-the-night and the middle-of-the-school-day doses.  We believe that a reduced frequency dosing regimen will allow patients and their caregivers to better adhere to the prescribed dosing schedule, and with improved adherence, patients and caregivers will be able to have a full uninterrupted night's sleep.  Additionally parents and schools will not have to arrange for drug administration during school hours. We also believe that by delivering RP103 directly to the duodenum, RP103 will improve gastrointestinal tolerability potentially resulting in reduced PPI use, and in many patients, lessening of the rotten egg smell in breath and body odor.
Extension Study. All patients who completed our pivotal Phase 3 clinical trial of RP103 for the potential treatment of cystinosis could voluntarily enroll in a planned extension study in which they would continue to be treated with RP103 and make regular clinic visits to monitor white blood cell, or WBC, cystine levels and collect long-term safety and quality of life data. Of the 40 patients who entered the extension study after completing the Phase 3 clinical trial, 38 are currently still enrolled. These 38 patients have now taken RP103 in the extension study for at least 18 months, with some patients having been in the extension study for as long as 30 months.  We included a minimum of 12 months of safety data from the 38 Phase 3 completers who elected to enroll in the extension study with our NDA and MAA filings. We plan to keep the extension study open to all enrolled patients until RP103 becomes commercially available locally.
Based on meeting the primary endpoint in our Phase 3 clinical trial and on the findings of our RP103 bioequivalence study, which demonstrated similar drug exposure whether administered in whole capsule or sprinkled onto applesauce, U.S. and EU regulatory agencies approved our expanded enrollment in the extension study to include patients who did not qualify for the Phase 3 clinical trial. Twenty additional patients have enrolled, including 13 infants and children under six years old using RP103 sprinkled onto applesauce or administered through gastric tube, and 7 patients who have undergone a kidney transplant.  Fifty-four cystinosis patients remain in this clinical study.
NDA/MAA Submission. Based on meeting the primary endpoint and other positive clinical data from our pivotal Phase 3 clinical study, the extension study and bioequivalence (microbead sprinkle) studies, we submitted applications for marketing approval of RP103 for the potential treatment of cystinosis with both the FDA and the EMA. In March 2012, the EMA validated our MAA for RP103 for the potential treatment of cystinosis. Validation of the MAA confirmed that the submission is sufficiently complete for the EMA to begin its formal review process. In June 2012, the FDA accepted for filing our RP103 NDA. The FDA assigned an initial user fee goal date of January 30, 2013 which the FDA has extended to April 30, 2013 (the date which we anticipate a response from the FDA). Future milestones payments will be payable to UCSD if the MAA and NDA for cystinosis are approved.

Preparation for Potential Commercial Launch. In anticipation of approval of RP103, we have been preparing for launch of RP103 for the potential treatment of cystinosis in both the U.S. and the EU. In September 2012, we announced the appointment of Julie Anne Smith as our Executive Vice President, Strategy, and Chief Operating Officer, who is overseeing the preparation of our pending launch  in both the U.S. and the EU, along with managing the development of general corporate strategy.
Our near term launch goal is to rapidly convert cystinosis patients unsatisfied with, uncontrolled by or intolerant of their current cystine depleting therapy to RP103, in accordance with all applicable local regulations and labeling.  We anticipate FDA approval in the U.S. prior to EMA approval with subsequent launch in certain EU countries.  The EMA has approved, and the FDA has provisionally approved, the name PROCYSBI™ as our branded name for RP103 for the potential treatment of cystinosis.  Regulatory and launch strategy for other international markets is being planned.
In the U.S. and EU, several key legal structures and operational activities have been or are being established.  These include creating the EU legal entity and subsidiary structure, defining supply chain strategies, and hiring personnel.  Personnel hired include a European general manager of commercial operations, select country managers, medical affairs staff, sales/marketing representatives, market analytics and other health services managers.  We anticipate additional hires before the potential launch of RP103.  Several key pricing and reimbursement support activities are complete or underway including obtaining feedback from U.S. and EU payors on RP103's value proposition, development of the global value dossier, establishment of a U.S. reimbursement hub (United BioSource Corporation, or UBC) and contracting with national account and reimbursement managers.  Commercial demand planning and launch inventory build is underway at our contract manufacturing organization, Patheon Pharmaceuticals, Inc. Our goal for commercial inventory at launch is to have on hand sufficient drug quantities to meet a best-case demand scenario.
RP103's development, started at UCSD and continued at our Company, has been a highly visible program in the cystinosis community for nearly a decade.  We have been working with rare disease and cystinosis patient advocacy organizations in both the U.S. and the EU to establish a positive reception to RP103's market introduction if it receives regulatory approval. Our medical team has been evaluating cystinosis disease and diagnostic awareness amongst potential treating physicians, identifying current Cystagon prescribers and evaluating potential future clinical studies to improve long term patient management and treatment with RP103.  UBC has begun registering U.S. cystinosis patients interested in potential RP103 treatment and future assistance with benefits adjudication, co-pays and disease and product information.  The goal of early patient education and benefits investigation is to speed patient conversion from existing cystine-depleting therapy to RP103 treatment, if approved, in accordance with all local regulations and labeling.
RP103 for Huntington's disease
Huntington's disease is a rare hereditary condition caused by a defective gene. This gene makes an abnormal protein which leads to the degeneration of certain nerve cells in the brain. Adult-onset HD, the most common form of this disorder, usually appears in patients who are in their early 30's or 40's.
In 2008, we received FDA orphan drug designation for cysteamine formulations, including RP103, for the potential treatment of HD. We plan to apply for orphan drug designation in the EU pending availability of clinical data.
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
Centre Hospitalier Universitaire, or CHU, d'Angers, France, is currently conducting a Phase 2/3 clinical trial of RP103 designed to investigate potential mechanism of cysteamine in HD patients, using BDNF as a biomarker of potential efficacy. The trial commenced in October 2010, with full enrollment in June 2012. Eight clinical sites in France have enrolled 96 patients in a placebo-controlled, 18-month trial, followed by an open label trial with all placebo patients rolling onto RP103 and all non-placebo patients continuing on RP103 for up to another 18 months. The primary endpoint of the trial is change from the baseline of the motor score of the Unified Huntington's Disease Rating Scale, or UHDRS. Blood levels of BDNF are being measured as a secondary endpoint. Under the collaboration agreement with CHU d'Angers, we supply RP103 and placebo capsules for the clinical trial and open-label extension study in exchange for regulatory and commercial rights to the clinical trial results. Clinical expenses of the study are covered by a grant from the French government. Interim results of this study following the first18 months of treatment are expected to be announced in the first half of calendar 2014.
RP103 for NASH
NASH, an advanced form of Non-alcoholic Fatty Liver Disease, or NAFLD, is a progressive liver disease, occurring in 25% of obese people. Approximately 2% to 5% of the U.S. population is afflicted with this disease, which can cause cirrhosis, liver failure and end-stage liver disease. The incidence of NASH is increasing in the U.S. adolescent population. Currently, there is no FDA approved therapeutic options for NASH. The disease is generally managed, if at all, with lifestyle changes such as diet, exercise and weight reduction.

We believe cysteamine may exert a number of effects for the potential treatment of NASH.  First, cysteamine is a potent anti-oxidant, and dietary anti-oxidants, like vitamin E, have been clinically tested in NASH studies. While the endpoint of the vitamin E study was not met, the study provided useful data. Second, cysteamine, through the formation of a cysteamine-cysteine disulfide complex, increases the production of the potent endogenous liver anti-oxidant glutathione, or GSH, and increasing GSH may have the potential to reverse NASH-related liver damage. GSH itself does not enter easily into cells, even when given in large doses. However, the cysteamine-cysteine complex easily enters cells through the lysine transporter and has been shown to be effective in treating certain conditions by preventing significant GSH depletion. Third, cysteamine has been shown to inhibit tissue transglutaminase activity, which is elevated in NASH and may contribute to the formation of fibrotic tissue associated with advanced NASH.
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
The trial, called Cysteamine Bitartrate Delayed-Release for the Treatment of Non-alcoholic Fatty Liver Disease in Children, or CyNCh, is expected to enroll a total of 160 pediatric participants at ten U.S. centers in the NIDDK-sponsored NASH Clinical Research Network. NIDDK and we are sharing the costs to conduct the CyNCh clinical trial. The primary objective of this randomized, multicenter, double-blind, placebo-controlled Phase 2b clinical trial is to evaluate whether 52 weeks of treatment with RP103 in children reverses damage caused by NASH as measured by changes in NAFLD Activity Score, or NAS, a histological rating scale of disease activity, in conjunction with no worsening of liver fibrosis. Secondary endpoints will include blood markers for liver health including ALT and AST as well as safety and tolerability. We anticipate full enrollment by the second half of 2013 and potential data release in connection with the Phase 2b clinical trial in the second half of calendar 2014.
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

Preclinical Product Candidates
Our preclinical programs, for which we are seeking development partners for these programs include our cysteamine dioxygenase, or ADO, program, to improve treatment of diseases for which cysteamine is therapeutic and our HepTide™ program to treat hepatocellular carcinoma and other cancers susceptible to induced lysosomal storage.  In December 2012, we decided to terminate our WntTide™ program based upon recent preclinical study results.
Other Development Areas
Securing Additional and Complementary Technology Licenses from Others
We plan to establish additional research collaborations with prominent universities and research labs and to secure licenses from these universities and labs for technology resulting from the collaborations. No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all. We intend to focus our in-licensing and product candidate acquisition activities on identifying complementary therapeutics, therapeutic platforms that offer a number of therapeutic targets, and clinical-stage therapeutics based on existing approved drugs in order to create proprietary reformulations to improve safety and efficacy or to expand such drugs' clinical indications through additional clinical trials. We may obtain these products through collaborations, joint ventures or through merger and/or acquisitions with other biotechnology companies.
Corporate Information
We are incorporated under the laws of the State of Delaware and our business was founded in May 2006.  Our principal executive office is located at 9 Commercial Blvd., Suite 200, Novato, CA  94949.  Our phone number is (415) 382-8111.
As of February 22, 2013, there were 53,506,604 shares of our common stock outstanding.  Our common stock currently trades on the NASDAQ Global Market under the ticker symbol "RPTP."
Corporate History
In July 2009, our subsidiary merged with and into Raptor Pharmaceuticals Corp., a Delaware corporation, or RPC, pursuant to which the stockholders of RPC received shares of our common stock in exchange for their shares of stock and RPC survived as our wholly-owned subsidiary.  This merger is referred to herein as the 2009 Merger.  Immediately prior to the 2009 Merger, we changed our corporate name from "TorreyPines Therapeutics, Inc." to "Raptor Pharmaceutical Corp."  At the time of the 2009 Merger, RPC had two principal subsidiaries, Raptor Discoveries, a development-stage research and development company, and Raptor Therapeutics, which focuses on developing clinical-stage drug product candidates through to commercialization and, in connection with the 2009 Merger, these two subsidiaries became our subsidiaries.  In December 2012, the two principal subsidiaries were merged and currently operate under the name Raptor Pharmaceuticals Inc. Due to the amount of our stock issued to the stockholders of RPC in the 2009 Merger, RPC was treated as the "accounting acquirer" in the merger, and its board of directors and officers manage and operate the combined company.  In December 2011, we merged RPC with and into us and it ceased to exist as a separate company.  TorreyPines Therapeutics was incorporated in July 1997 under the name "Axonyx, Inc." and RPC was incorporated in May 2006 under the name "Highland Clan Creations Corp."
Exercises of Common Stock Options and Common Stock Warrants
During the cumulative period from September 8, 2005 (inception) through February 22, 2013, we received approximately $24.6 million from the exercise of warrants in exchange for the issuance of an aggregate of approximately 10.1 million shares of our common stock.
During the cumulative period from September 8, 2005 (inception) through February 22, 2013, we received approximately $0.7 million from the exercise of stock options resulting in the issuance of 319,489 shares of our common stock.
Outstanding Common Stock Warrants
 As of February 22, 2013, we had the following warrants outstanding related to the assumption of warrants from our Encode merger, issuance of warrants related to our May/June 2008 private placement, issuance of warrants related to our August 2009 private placement, the assumption of warrants pursuant to the 2009 Merger, issuance of warrants related to our December 2009 registered direct offering and issuance of warrants related to our August 2010 private placement.  See Note 11 in our consolidated financial statements attached as an exhibit to this Transition Report on Form 10-KT for further discussion regarding our common stock warrants.

	Number of shares exercisable (in thousands)	Exercise price		Expiration Date
Issued in connection with Encode merger	233	$2.87		12/13/2015
Issued to placement agents in May / June 2008	433	$2.36		5/21/2013
Issued to placement agents in August 2009	65	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8	$80.86	*	6/11/2013 - 9/26/2015
Issued to registered direct investors in Dec. 2009	631	$2.45		12/22/2014
Issued to private placement investors in Aug. 2010	2,495	$3.075		8/12/2015
Issued to placement agent in Aug. 2010	98	$3.075		8/12/2015
Total warrants outstanding	3,963	$3.03	*

* Weighted average exercise price
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
Issuances of Common Stock in Connection with an At-the-Market Common Stock Sales Program
On April 30, 2012, we entered into an "At-the-Market", or ATM, Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may, at our discretion, sell our common stock with a sales value of up to a maximum of $40 million through ATM sales on the NASDAQ Stock Market. Cowen acts as sole sales agent for any sales made under the ATM for a 3% commission on gross proceeds. The common stock is being sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices vary.
Sales in the ATM offering are being made pursuant to the prospectus supplement dated April 30, 2012, as amended by Amendment No. 1 dated June 28, 2012, which supplements our prospectus dated February 3, 2012, filed as part of the shelf registration statement that was declared effective by the SEC on February 3, 2012.  Through February 22, 2013 we sold approximately 3.1 million shares under the ATM at a weighted-average selling price of $5.24 per share for net proceeds of approximately $15.9 million.
Proprietary Rights
IP Protection for RP103 for Cystinosis and Other Indications
Our composition and method of use patents.
We have an exclusive worldwide license from UCSD to issued and pending patents covering composition of matter, or COM, method of use, or MOU, and composition for use, or CFU, for RP103, a Delayed Release form of cysteamine bitartrate, to treat cystinosis and other therapeutic indications. U.S. Patent No. 8,129,433 (expires 2027), for which applications are pending in European and other countries, represents a COM patent, which covers the composition comprising cysteamine and any material that provides increased delivery to the small intestine and composition comprising enterically coated cysteamine. U.S. Patent No. 8,026,284 (expires 2027), for which applications are pending in European and other countries, represents a MOU patent, which covers method of administering cysteamine composition that increases delivery to small intestine, at a dosing schedule less than four times daily, including two times daily and contains pharmacokinetic claims.  European Patent 1919458 (expires 2027), represents a CFU patent and covers the use of any composition of enterically coated cysteamine or cystamine, regardless of the specific formulation, for treating cystinosis two times a day.

Our cysteamine intellectual property to treat metabolic and neurodegenerative conditions.
In addition, our UCSD license includes U.S. Patent No. 7,994,226 and 8,263,662 (expire 2028), MOU patents which covers cysteamine and related compounds for the potential treatment of NASH and NAFLD, respectively.  Our exclusive worldwide license from the Weizmann Institute includes U.S. Patent Nos. 6,794,414 and 6,355,690, MOU patents which cover the use of transglutaminase inhibitors (a class of molecules which includes cysteamine) to treat HD and other neurodegenerative diseases mediated by transglutaminase, or other diseases associated with CAG repeat expansion.
In May 2012, we acquired exclusive rights to U.S. patent application 13/277,942 related to cysteamine and related compounds in the potential treatment of parasitic diseases, including malaria, from McGill University, or McGill, in Montreal, Canada. The McGill application covers the use of cysteamine and related compounds in the potential treatment of malaria in combination with artemisinin, the current standard of care. Researchers at McGill reported that, in mouse models of malaria, the combination reduced parasite levels in red blood cells and improved survival rates compared to artemisinin alone.
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
In September 2012, we acquired exclusive world-wide rights to international patent application PCT/US11/57935, related to cysteamine and related compounds in the potential treatment of tissue fibrosis from the Seattle Children's Research Institute, or SCRI.  Researchers at SCRI demonstrated in preclinical studies in mice that daily treatment with cysteamine attenuated renal fibrosis, with up to 25% reduction of extracellular fibrotic material observed over a 21-day study period.
Regulatory Exclusivity
Orphan Drug Designation
We have been granted Orphan Drug Designation from the FDA for use of RP103 to potentially treat cystinosis and the use of cysteamine to potentially treat HD and Batten Disease (although we are not currently working on the development of a drug product candidate for Batten Disease).  The Orphan Drug Act of 1983 generally provides incentives, including marketing exclusivity and tax benefits, to companies that undertake development and marketing of products to treat relatively rare diseases, which are defined as diseases for which fewer than 200,000 persons in the U.S. would be likely to receive the treatment. A drug that receives orphan drug status may receive up to seven years of exclusive marketing in the U.S. for that indication (with an additional half year if for a pediatric indication). Our RP103 may receive orphan drug exclusivity if the Office of Orphan Products determines that our enteric formulation of cysteamine bitartrate is "clinically superior" to the approved product by means of greater effectiveness, greater safety, or that it provides a major contribution to patient care; or if the Review Division determines RP103 has comparable efficacy and/or is safer than the approved formulation or provides a major contribution to clinical care.
RP103 has also been granted Orphan Drug Designation by the EMA. Equivalent European regulations provide for ten years of marketing exclusivity for cystinosis in Europe.
Hatch-Waxman Act
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
NASH
We are not aware of any currently available treatment options for NASH. Weight loss, healthy diet, abstinence from alcohol and increased physical activity are typically suggested to slow the onset of NASH. There are numerous therapies being studied for NASH, including anti-oxidants (Vitamin E, Cystadane® from RDT, Moexipril® from Univasc), insulin sensitizing agents (Actos® from Takeda Pharmaceuticals, in an ongoing Phase 3 study for NASH sponsored by University of Texas) and drugs to improve blood flow (Trental® from Aventis for treatment of intermittent claudication, which is reported to have failed to meet endpoints in a terminated Phase 2 study for NASH). Gilead Sciences is developing a pan-caspase inhibitor for NASH. Other products being studied for NASH include Byetta® from Bristol Myers Squibb, in an ongoing Phase 2/3 study for NASH; and siliphos, or milk thistle, in a UCSD Phase 2 study for NASH.
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
Government Regulations of the Biotechnology Industry
 Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the development, manufacture and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any drug product candidates developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization.

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
In order to clinically test, manufacture and market products for therapeutic use, we will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the U.S., the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.
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

In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA's Current Good Manufacturing Practices, or cGMP, regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.
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
In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulations. All facilities and manufacturing processes used by third parties to produce our drug candidates for clinical use in the U.S. must conform with cGMPs. These facilities and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. Their failure to comply with applicable regulations could extend, delay, or cause the termination of clinical trials conducted for our drug candidates or of manufacturing and sale of any of our products approved for sale. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Legal Proceedings
We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders are an adverse party or have a material interest adverse to us.
Research and Development
We have an active research and development effort. Our plan is to focus our research and development efforts in the discovery, research, preclinical and clinical development of our clinical drug candidates in order to provide therapies that we believe will be safer, less intrusive and more effective than current approaches in treating a wide variety of disorders. During the period from the four months ended December 31, 2012 and September 8, 2005 (inception) to December 31, 2012, we incurred approximately $9.0 million and $69.6 million, respectively, in research and development costs ($21.4 million, $14.8 million and $9.3 million during the fiscal years ended August 31, 2012, 2011 and 2010, respectively).
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
Employees
 We presently have 41 full time employees and 1 part-time employee.  Of the 41 employees, 26 are general and administrative (which includes 13 employees who are focused on preparation for the potential launch of RP103 in the U.S. and the EU) and 15 are involved in research and development.  Based on our current plan, over the next 12 month period, we plan to add approximately 15 to 25 people in the following functions:  field based sales and medical affairs, commercial, regulatory, clinical, manufacturing, program management, quality and finance.  In addition, administrative, regulatory, clinical, commercial and human resources consultants will be used as appropriate.
Facilities
Our primary offices are located at 9 Commercial Blvd., Suite 200, Novato, CA 94949. Our main phone number is (415) 382-8111 and our facsimile number is (415) 382-8002.
Website
Our website is located at www.raptorpharma.com.  Any information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Transition Report on Form 10-KT.
Available Information
We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed through the SEC's website at www.sec.gov and on our website at www.raptorpharma.com. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not part of this Transition Report on Form 10-KT.

ITEM 1A:                            RISK FACTORS
(In $ thousands, except as noted or per share data and percentages)

      An investment in our common stock involves a high degree of risk.  Before investing in our common stock, you should consider carefully the specific risks detailed in this "Risk Factors" section, together with all of the other information contained in this Transition Report on Form 10-KT.  If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose part or all of your investment.

Risks Associated with Product Development and Commercialization
We currently depend entirely on the success of our lead compound, RP103.  We may not receive marketing approval for, or successfully commercialize, RP103 for any indication.
We currently have no drug products for sale.  We are not permitted to market our lead compound, RP103, in the U.S. or any other market until we obtain necessary regulatory approvals. To market a new drug in the U.S., we must submit to the FDA and obtain FDA approval of an NDA for each individual disease indication. To market a new drug in Europe, we must submit to the EMA or relevant regulatory authority in the designed Reference Member State and obtain approval of an MAA for each individual disease indication. An NDA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, to demonstrate the safety and efficacy of the applicable product candidate for the treatment of each individual disease indication.
In March 2012, we submitted an NDA to the FDA and an MAA to the EMA seeking approval to market our investigational drug candidate, Cysteamine Bitartrate Delayed-release Capsules (RP103) for the potential treatment of nephropathic cystinosis. The FDA has assigned the Prescription Drug User Fee Act goal date of April 30, 2013 for the RP103 NDA. Our MAA for RP103 is under review by the EMA. We anticipate a decision from the EMA in the second half of calendar 2013. There is no assurance that we will obtain regulatory approval for RP103 for the potential treatment of cystinosis in the U.S. or the EU.
We have additional product development programs in the clinical testing stage for the use of RP103 in HD and in NASH.  These product development programs have not advanced to the stage of a submission for marketing approval to the FDA or EMA or to any other regulatory body in any other jurisdiction.
Obtaining approval of an NDA or MAA or any other filing for approval in a foreign country is an extensive, lengthy, expensive and uncertain process.  The FDA, EMA or other regulatory authorities may reject a filing or delay, limit or deny approval of RP103 for many reasons, including:

•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA, EMA and/or other regulatory authorities for approval;
•
the FDA, EMA or other regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials; may not find the data from preclinical studies and clinical trials sufficient to demonstrate that RP103 has adequate clinical and other benefits and an adequate safety profile; or may disagree with our interpretation of data from preclinical studies or clinical trials and require that we conduct one or more additional trials;

•	the FDA, EMA or other regulatory authorities may not accept data generated at our clinical trial sites;
•
the FDA, EMA or other regulatory authorities may have difficulties scheduling an advisory committee meeting (if required) in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•
the FDA, EMA or other regulatory authorities may require additional preclinical or clinical studies or other data prior to granting approval, and we may not be able to generate the required data on a timely basis if at all;

•	the FDA, EMA or other regulatory authorities may impose limitations on approved labeling of RP103 thus introducing reimbursement complications which may limit access for intended users;
•
the FDA, EMA or other regulatory authorities may identify deficiencies in the manufacturing processes or in the facilities of our third party contract manufacturers, or may require us to manufacture additional validation batches or change our process or specifications;

•	we may not be able to validate our manufacturing process to the satisfaction of the FDA, EMA, or other regulatory authorities, or they may not agree with our plan for concurrent validation; or
•	the FDA, EMA or other regulatory authorities may change approval policies or adopt new regulations.

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
Any of our product candidates, if approved by the FDA, EMA or other regulatory authorities could be subject to labeling and other restrictions or market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we obtain for our product candidates will also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval.  In addition, if the FDA, EMA or other regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements will include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with cGMPs (good manufacturing practices), GCPs (good clinical practices), and GLPs (good laboratory practices). If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product's approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.
If we are unable to successfully commercialize RP103, if approved, for the treatment of cystinosis, or experience significant delays in doing so, our business will be materially harmed.
Our strategy is to build a biopharmaceutical company focused on the development of RP103 in multiple indications (with testing of additional applications of RP103) and a robust pipeline of other candidate compounds.  We anticipate that, for at least the next several years, our ability to generate revenues will depend in large part upon U.S. and EU regulatory approval and successful commercialization of RP103 for the treatment of cystinosis, given that our other product candidates are currently in clinical or preclinical development.  The successful commercialization of RP103 will depend on several factors, including:

•	approval of RP103 for the treatment of cystinosis by applicable regulatory authorities;
•	if approved for marketing and sale, the successful launch of RP103 for the treatment of cystinosis in the U.S., the EU and other selected territories throughout the economically developed world;
•	identification of potential physician prescribers and potential patients for, and obtaining sales of RP103, if approved for marketing and sale, for the treatment of cystinosis;
•	effective communication of the relative safety and efficacy of RP103 compared to competitive products or alternative therapeutic regimes;
•	if approved for marketing and sale, obtaining acceptance of RP103 for the treatment of cystinosis by physicians, parents, patients and cystinosis research/advocacy organizations;
•
if approved for marketing and sale, obtaining and maintaining appropriate reimbursement for RP103 for the treatment of cystinosis from commercial health plans and government health programs, which we refer to collectively as third-party payors;

•	maintaining compliance with regulatory requirements;
•	if approved for marketing and sale, provision of affordable out-of-pocket cost to patients and/or other programs to ensure patient access to RP103;
•	if approved for marketing and sale, approval by the FDA, EMA and other regulatory agencies of appropriate product labeling for RP103;
•	establishing and maintaining agreements with wholesalers and distributors on commercially reasonable terms;
•	if approved for marketing and sale, manufacture and supply of adequate supplies of RP103 to meet commercial demand;
•	development and maintenance of intellectual property protection for RP103 for the potential treatment of cystinosis to minimize potential competition; and
•	execution of robust pre-launch, commercial launch and ongoing commercial operations and medical affairs' activities in support of marketing and sales requirements.

If we fail to successfully commercialize RP103, if approved for marketing, for the treatment of cystinosis at sufficient sales levels, we will be unable to sustain or grow our business and we may never become profitable, and our business, financial condition and results of operations will be adversely affected.

If approved for marketing and sale, pressure on drug product third-party coverage and reimbursement/pricing may impair our ability to be reimbursed for our products, at prices or on terms sufficient to provide a viable financial outcome.
Market acceptance and sales of any product candidates that we may develop will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the U.S., EU and other key international markets.  The continuing efforts of governmental and third-party payors to contain, reduce or shift the costs of healthcare through various means may harm our business. Successful commercialization of our products will depend in part on the availability of governmental and third-party private payor reimbursement for the therapeutic value of our products.  For example, in many foreign markets, the pricing or profitability of healthcare products is subject to government control. In the U.S., there has been, and we expect there will continue to be, a number of federal and state proposals to implement similar government price control. If any of our product candidates become marketable, the implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business, by reducing the prices we are able to charge for our products, reducing the reimbursement rates for our products and increasing governmental rebates, impeding our ability to achieve profitability, raise capital or form collaborations. In particular, in the U.S., private health insurers and other third-party payors often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs.  In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional downward pressure on product pricing, reimbursement and usage, which may adversely affect our product sales, and results of operations. In the U.S., EU and other significant or potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, drug coverage and reimbursement policies and pricing in general. For our product candidates, we will not know what the reimbursement rates will be until we obtain regulatory approval and then launch and enter into payor negotiations. If we are unable to obtain sufficiently high reimbursement rates for our products, they will not be commercially viable.
Even if we receive regulatory approval for RP103 for the treatment of cystinosis, our ability to generate revenues from RP103 will be subject to attaining significant market acceptance among physicians, patients, patient families, healthcare payors and the healthcare community.
If approved for marketing and sale, RP103 for the treatment of cystinosis may not attain market acceptance among physicians, patients, patient families, healthcare payors or the healthcare community. We believe that the degree of market acceptance and our ability to generate revenues from RP103, if marketing approval is obtained, will depend on a number of factors, including:

•	availability and relative efficacy and safety of therapeutic alternatives;
•	timing of market introduction of our products as well as competitive drugs;
•	efficacy and safety and real-world patient and physician experience with RP103 for cystinosis;
•	identification of currently diagnosed and undiagnosed patients and continued projected growth of the cystinosis market;
•	prevalence and severity of any side effects;
•	acceptance by patients, patient families, primary care specialists and key specialists;
•
potential or perceived advantages or disadvantages of our products compared to alternative treatments, including safety, efficacy, cost of treatment and relative convenience and ease of administration;

•	strength of sales, marketing, market access, medical affairs and distribution support;
•	the price of our products, both in absolute terms and relative to alternative treatments;
•	the effect of current and future healthcare laws;
•	availability of coverage and adequate reimbursement and pricing from government and other third-party payors; and
•	breadth of product labeling or product insert requirements of the FDA, EMA or other regulatory authorities.

If approved for marketing and sale and if RP103 for the treatment of cystinosis does not receive significant market acceptance among physicians, patients, patient families, healthcare payors or the healthcare community, our ability to generate revenues from this drug product will be severely affected.

Because the target patient populations for some of our drug product candidates are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful profitability.
Our clinical development of RP103 targets diseases with small patient populations, including cystinosis and HD. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. If we are successful in developing RP103 for certain diseases with a small patient population, such as cystinosis or HD, and in obtaining regulatory approval to market RP103 for such diseases, we will need to identify patients and market RP103 for these indications in the U.S. and Europe, at a minimum, to achieve significant market penetration. In addition, the per-patient prices at which we sell RP103 for these indications will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful profitability. There can be no assurance that we will be successful in identifying patients and/or obtaining high per-patient prices for our product candidates that target diseases with small patient populations.
Even if we obtain regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations, oversight and continued regulatory review, which may result in significant additional expense.
If we receive approval for any of our products, such approvals could contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and extraordinary requirements for surveillance to monitor the safety and efficacy of the drug product. Post-marketing studies and/or post-market surveillance may suggest that a product causes undesirable side effects which present an increased risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the regulatory authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, the value of our Company and our operating results will be adversely affected.
If we fail to obtain and maintain approval from regulatory authorities in international markets for RP103 and any future product candidates for which we have rights in international markets, our market opportunities will be limited and our business will be adversely impacted.
Sales of our product candidates outside of the U.S. will be subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approvals. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries, including the EMA must also approve the manufacturing and marketing of our product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials or manufacturing and control requirements. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In many cases, the price that we propose to charge for our products is also subject to approval by individual countries before we can launch our product candidates in those countries. Obtaining foreign regulatory approvals, complying with foreign regulatory requirements and gaining approved pricing and reimbursement could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

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
Several provisions of the new law, which have varying effective dates, may affect us, including our costs. For example, the PPACA increased the Medicaid rebate rate, revised the definition of "average manufacturer price" for reporting purposes, which could further increase the amount of the Medicaid drug rebates paid to states, and extended the rebate program to beneficiaries enrolled in Medicaid managed care organizations. The PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or "donut hole." The law also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the U.S.  The PPACA includes a provision to increase the Medicaid rebate for line extensions or reformulated drugs (NDA Type 3) priced higher than the original drug.  Depending on the final regulations this could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients) if we participate in the Medicaid Rebate Program.  Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with healthcare practitioners. Although the U.S. Supreme Court recently upheld most of the PPACA, it remains unclear whether there will be any changes made to certain provisions of PPACA through acts of Congress at some point in the future. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally.
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
The success of our development and commercialization efforts will be greatly dependent upon our ability to demonstrate drug product candidate efficacy in preclinical studies and clinical trials. Preclinical studies involve testing drug product candidates in appropriate multiple non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain preclinical data reveals potential safety issues or the results are inconsistent with an expectation of the drug product candidate's efficacy in humans, the regulatory agencies may require additional more rigorous testing, before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our drug product candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.

Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.  The clinical trial process may fail to demonstrate with statistical significance that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application, or IND, and NDA as applicable, with the FDA and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. The failure to demonstrate safety or efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.
We do not have a significant amount of manufacturing experience and expect to continue to rely on third-party manufacturers to produce drug products that adequately support our clinical trials and commercial sales of any approved products.
We do not currently manufacture our drug product candidates and do not currently plan to develop the capacity to do so.  The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.  Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production to commercial requirements.  These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.  Our third-party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, severe weather events, unstable political environments at foreign facilities or financial difficulties.  If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to timely launch any potential product candidate, if approved, would be jeopardized.
In addition, all manufacturers and suppliers of pharmaceutical products must comply with cGMP requirements enforced by the FDA, through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of their review of our NDAs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must go through a complete regulatory qualification and be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable to comply with these cGMP requirements and with other FDA, state, EMA and other foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our third party manufacturer's or key supplier's failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.
In addition, we rely on one exclusive supplier for the active pharmaceutical ingredient, or API, for RP103.  While we work closely with this supplier to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.  A reduction or interruption in our supply of API from this supplier, and efforts to identity and qualify alternative sources of supply, could result in significant additional operating costs and delays in developing and commercializing RP103.  In addition, supply arrangements from alternative sources may not be available on acceptable economic terms, if at all.
Our success depends on our ability to manage our projected growth.
With the potential commercial launch of RP103 for the treatment of cystinosis, the continued progress of our clinical-stage programs and with our plan to in-license and acquire additional clinical-stage product candidates, we will be required to retain existing and add required new qualified and experienced personnel in the commercial, regulatory, manufacturing, quality, program management, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through internal discoveries, or the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.
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
In connection with the potential commercial launch of RP103 for the treatment of cystinosis, we have expanded our operations in Europe where we have added and expect to continue to add personnel. We may encounter difficulties successfully managing a substantially larger and internationally diverse organization and may encounter delays in drug development and commercialization if we are not successful in integrating our international operations. Challenges related to managing international operations include the following:

•	the potential strain on our financial and managerial controls and reporting systems and procedures;
•	potential miscommunication between U.S. personnel and European personnel due to cultural and language differences;
•	ability to operate within diverse individual country regulatory and statutory laws; and
•	greater than anticipated costs of maintaining EU presence, in-country legal entities and related tax structures.

Credit risks from customers outside the U.S. may negatively affect our results of operations.
Any future sales of our potential products to government supported customers in various countries outside of the U.S. may be subject to significant payment delays due to government funding and reimbursement practices, which will result in an increase in the length of time that we may have accounts receivable outstanding.  For example, many governments in Europe are facing significant liquidity crises.  If government reimbursement for future sales of our potential products is delayed or becomes unavailable, we may not be able to collect on amounts payable to us in reasonable time frames from such customers and our capital requirements will increase and our results of operations would be adversely affected.
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
Specifically, we have and will continue to rely on third parties, such as contract research organizations and/or co-operative groups, to assist us in overseeing and monitoring clinical trials as well as to process the clinical results.  If third parties fail to perform or to meet the applicable standards, this will result in delays in or failures to complete trials.  A failure by us or such third parties to keep to the terms of a product development program for any particular product candidate or to complete the clinical trials for a product candidate in the anticipated time frame could have significant negative repercussions on our business and financial condition.

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
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and business and economic conditions particularly in the developed world. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass through price increases on to our future customers due to the process by which healthcare providers are reimbursed for our future products by the government.
The U.S. credit and capital markets have recently experienced historic dislocations and a massive liquidity crisis which have caused financing to be unavailable in many cases and, even if available, have caused the cost of prospective financings to significantly increase. These circumstances have materially impacted liquidity in the debt and capital markets, making financing terms for borrowers or for companies seeking equity capital, for those companies that are able to find financing at all, less attractive. In many cases, financial conditions have resulted in the reduced availability or the unavailability of certain types of debt or equity financing. Continued uncertainty in the debt and equity markets may negatively impact our ability to access financing on favorable terms or at all. Federal legislation to deal with the current disruptions in the financial markets could have an adverse effect on our ability to raise other types of financing. In addition, our suppliers, manufacturers and other third parties important to our business also may be negatively impacted by market dislocations and disruptions, their business may be disrupted and this could adversely affect our business and results of operations.
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
If RP103 is approved by the EMA and other regulatory authorities outside the U.S. and we sell RP103 in such jurisdictions, a portion of our business will be conducted in currencies other than our reporting currency, the U.S. dollar.  We will recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses.  As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will likely cause foreign currency translation gains and losses in the future. Because of the number of currencies that may be involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation and transaction losses in the future due to the effect of exchange rate fluctuations.
The use of any of our drug product candidates in clinical trials or the commercialization of our drug products in the future may expose us to liability claims.
The nature of our business exposes us to potential liability risks inherent in the testing (including through human trials), manufacturing and marketing of our drug product candidates. While we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Many of the patients who participate in our current clinical trials are already critically ill or suffering from chronic debilitating diseases when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry clinical product liability insurance, it may not be sufficient to cover future claims.

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
Our success is dependent in part upon the availability of our senior executive officers, including Christopher M. Starr, Ph.D., chief executive officer; Julie Anne Smith, chief operating officer; Georgia Erbez, chief financial officer; Ted Daley, chief business officer and Patrice Rioux, M.D., Ph.D., chief medical officer.  The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition, and operating results. We have no key-man insurance on any of our employees.
There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we will rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. All of our consultants and advisors will be employed by other employers or be self-employed, and will have commitments to or consulting or advisory contracts with other entities that may limit their availability to us. There is no assurance that we will be able to retain key employees and/or consultants. If key employees terminate their employment, or if insufficient numbers of qualified employees are retained, or are not available via recruitment, to maintain effective operations, our development activities might be adversely affected, management's attention might be diverted from managing our operations to hiring suitable replacements and our business might suffer. In addition, we might not be able to locate suitable replacements for any key employees that terminate their employment with us and we may not be able to offer employment to potential replacements on reasonable terms, which could negatively impact our product candidate development timelines and may adversely affect our future revenues and financial condition.
If we do not achieve our projected development and commercialization goals in the time frames we expect and announce, the credibility of our management and our organizational competence may be adversely affected.
For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, market launch and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings and product launch.
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
If we do not meet the milestones as publicly announced (or as projected by various security analysts who follow our Company), our stockholders or potential stockholders may lose confidence in our ability to meet overall product development and commercialization goals and, as a result, the price of our common stock may decline.
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
In December 2012, we entered into a loan agreement with HealthCare Royalty Partners, or HC Royalty, as lender, under which we agreed to borrow $50 million in two $25 million tranches, or the HC Royalty Loan, and we have drawn the first tranche in the amount of $25 million.  Our loan agreement with HC Royalty includes a variety of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  To secure the performance of our obligations under the HC Royalty Loan, we granted a security interest to HC Royalty in substantially all of our assets, the assets of our subsidiaries and a pledge of stock of certain of our subsidiaries.  Our failure to comply with the terms of the HC Royalty Loan agreement and related documents, the occurrence of a change of control of our Company or the occurrence of an uncured material adverse effect on our Company, or Raptor Pharmaceuticals, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty Loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of our indebtedness to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, our pledged collateral and assign and transfer the pledged stock of certain of our subsidiaries.  Further, HC Royalty may terminate its commitment to fund the second $25 million tranche upon the occurrence of any such event prior to the funding of such tranche.
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
We have acquired and licensed certain proprietary technologies, discussed in the following risk factors, and plan to further license and acquire various patents and proprietary technologies owned by other parties. The agreements in place are critical to our product development programs. These agreements may be terminated, and all rights to the technologies and product candidates will be lost, if we fail to perform our obligations under these agreements and licenses in accordance with their terms including, but not limited to, our ability to fund all payments due under such agreements. Our inability to continue to maintain these technologies could materially adversely affect our business, prospects, financial condition and operating results. In addition, our business strategy depends on the successful development of licensed and acquired technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, or market and sell our product candidates, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

If the purchase or licensing agreements we entered into are terminated, we will lose the right to use or exploit our owned and licensed technologies.
We entered into a licensing agreement with UCSD for RP103 and a licensing agreement with Yeda Research and Development Company Limited, or Yeda, for patents originating from Weizmann Institute of Technology and Niigata University, related to use of transglutaminase inhibitors to treat neurological diseases.
UCSD and Yeda may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving UCSD and Yeda the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the UCSD or Yeda agreements are terminated by either party, we would lose our rights to RP103 in the case of UCSD and would lose our rights to the Weizmann and Niigata patents in the case of Yeda. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.
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
Excluding RP103 for the potential treatment of cystinosis, it will take several years before we are able to develop our other drug product candidates into marketable drug products, if at all. The marketing and sales effort of our products, our ability to gain adequate reimbursement, if approved for sale, and our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies and clinical trials;
•	establish or contract for pilot scale and commercial scale manufacturing processes and facilities;
•	market and distribute our products; and
•	establish and develop quality control, manufacturing, regulatory, medical, distribution, marketing, sales, finance and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the effectiveness of our commercialization activities;
•	the scope and results of preclinical testing and human clinical trials;
•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	our ability to obtain, and the time and costs involved in obtaining regulatory approvals;
•	the cost of manufacturing scale-up for new product candidates;
•	our ability to prosecute, maintain, and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations; and
•	changes in our existing collaborations.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our efforts to commercialize our products, if approved, the success of our research initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with healthcare payors, potential strategic partners and other factors. In additional, certain product programs may require collaborative agreements with corporate partners with substantial assets and organizations to help with the very substantial funds required and the complex organizational resources required. Such agreements may require substantial time to complete and may not be available in the time frame desired, with acceptable financial terms, if at all. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.
Significant additional funds from outside financing sources will be required to support our operations and if we are unable to obtain them on acceptable terms, we may be required to cease or reduce further development or commercialization of our drug product programs, to sell some or all of our technology or assets, to merge with another entity or to cease operations.
If we fail to obtain the capital necessary to fund our operations, our operational and financial results will be adversely affected.
As of December 31, 2012, we had an accumulated deficit of $135.9 million. We expect to continue to incur losses for the foreseeable future and will have to raise substantial cash to fund our planned operations. Our recurring losses from operations to date raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the four month period ended December 31, 2012, with respect to this uncertainty. We will need to raise additional capital and/or generate significant revenue at profitable levels to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.
We believe our cash, cash equivalents and short-term investments as of December 31, 2012 of $58.4 million, including $23.4 million we received with respect to the first tranche amount drawn down under our HC Royalty Loan in December 2012 will be sufficient to meet our projected operational requirements and obligations into the fourth quarter of calendar 2013.
In addition, under the HC Royalty Loan, HC Royalty has agreed to lend us $25 million in a second tranche, provided that we have received FDA approval for RP103 for the treatment of cystinosis and other funding conditions are satisfied.  There can be no assurance that we will receive such FDA approval or that such other conditions will be satisfied and, accordingly, there can be no assurance that we will be able to draw on the second $25 million tranche under the HC Royalty Loan.

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
The required payments of principal and interest on our indebtedness under the HC Royalty Loan may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations.  The loan bears interest at an annual fixed rate of 10.75% and a variable rate based on the amount of included product payments in a calendar year, and such interest is payable quarterly.  Included product payments are the net revenues of our Company and our subsidiaries from existing and future products.  Principal payments under the HC Royalty Loan will become due beginning on the ninth quarterly payment date occurring after the date the second $25 million tranche is funded (if at all) and, in the case of the first tranche loan, in no event later than March 31, 2017.
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
As of December 31, 2012, there were (i) outstanding warrants to purchase 4,562,772 shares of our common stock at a weighted-average exercise price of $3.03 per share, (ii) outstanding options to purchase 7,641,585 shares of our common stock outstanding under our 2010 and 2006 Raptor stock option plans at a weighted-average exercise price of $4.42 (of which 44% was vested), (iii) options to purchase 149,209 shares of our common stock outstanding under our TorreyPines Therapeutics stock option plans at a weighted-average exercise price of $75.83 and (iv) 1,947,420 shares of our common stock available for future stock option grants to be issued under our 2010 Raptor stock option plan and would be available for exercise when vesting conditions in the grants are satisfied. The shares issuable upon exercise of stock options granted under our stock option plans will be available for immediate resale in the public market. The shares issuable upon the exercise of our warrants will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such exercises due to the increased number of shares available for sale in the market.
Our named executive officers and our board of directors own, in the aggregate, 925,247 shares, and approximately 2.3 million vested stock options representing approximately 6% beneficial ownership of our outstanding common stock as of December 31, 2012. Sales of a substantial number of shares of our common stock by such officers and directors in the public trading market, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect the trading price of our common stock.

In addition, we have an at-the-market sales agreement with Cowen and Company which, as of December 31, 2012, allows us to sell up to an additional $26.2 million worth of stock, which, if utilized further, will create substantial dilution for our existing stockholders.
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
The market price of our common stock also may be adversely impacted by broad market and industry fluctuations including general economic and technology trends, regardless of our operating performance.  The NASDAQ Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of biopharmaceutical development stage companies such as ours have been extremely volatile.  Market prices for securities of pre-commercial pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile and trading volume in such securities has often been relatively small.  Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies.  The stock market also has periods during which industry segments, such as biotechnology, are in volatile swings of greater or lesser favor as investments.  These swings in the investment in a sector (periods of net sales or purchases of equity securities) will directly affect the stock prices of many companies in the sector and, in particular, those companies that do not have conventional measures of financial and business health such as sales, earnings, growth rates, profitability and other measures.
These broad market fluctuations during which our stage of company and our industry is not in favor in the markets  or equity investments are relatively less favorable, will adversely affect the trading price of our common stock.  In the past, following periods of volatility in the market resulting in substantial price declines of a company's securities, stockholders have often instituted class action securities litigation against those companies. Such litigation can result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS
None.
ITEM 2:  PROPERTIES
We lease office and laboratory space as our headquarters in Novato, California. Effective November 1, 2012, the monthly base rent and operating expenses will be $20. The Novato lease expires on March 31, 2013, after which we will continue leasing on a month-to-month basis. In October 2012, we entered into a one-year lease for administrative offices (which we had been leasing for the past 20 months) in San Mateo, California. We also rent a small office in France for our French country manager.  For the four months ended December 31, 2012 and the fiscal year ended August 31, 2012, our total office/laboratory rental expense was approximately $86 and $241, respectively.
We are currently in negotiations to expand or relocate our Novato headquarters to accommodate current and future hiring needs prior to the expiration of our existing Novato lease. In addition, we may lease office space in the Netherlands for our European sales and marketing headquarters within the next 12 months.
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
Market Information
In connection with the closing of the 2009 Merger, our common stock commenced trading on the NASDAQ Capital Market on September 30, 2009, under the ticker symbol "RPTPD" with 18,822,162 shares outstanding. Effective October 27, 2009, our ticker symbol changed to "RPTP."  Effective February 29, 2012, our common stock commenced trading on the NASDAQ Global Market. As of February 22, 2013, there were 53,506,604 shares of our common stock outstanding.  There is no public trading market for our warrants.  The closing price for our common stock on February 22, 2013 was $5.16.
The following table sets forth the range of high and low sales prices of our common stock for the quarterly periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low
Four Months Ended December 31, 2012:
First Quarter (September 1 – November 30, 2012)	$5.74	$4.35
December 1, 2012 – December 31, 2012	6.04	5.06
Fiscal Year Ended August 31, 2012:
First Quarter (September 1 – November 30, 2011)	5.52	3.92
Second Quarter (December 1, 2011 – February 29, 2012)	7.90	5.35
Third Quarter (March 1 – May 31, 2012)	7.31	5.17
Fourth Quarter (June 1 – August 31, 2012)	6.15	4.35

Fiscal Year Ended August 31, 2011:
First Quarter (September 1 – November 30, 2010)	4.00	2.76
Second Quarter (December 1, 2010 – February 28, 2011)	4.04	3.23
Third Quarter (March 1 – May 31, 2011)	5.75	3.10
Fourth Quarter (June 1 – August 31, 2011)	6.99	3.66

Holders of Record

As of February 22, 2013, there were approximately 228 holders of record of our common stock and 53,506,604 shares of our common stock outstanding.  Additionally, on such date, options held by 89 persons to acquire up to, in the aggregate, 7,805,794 shares and warrants held by 23 persons to acquire up to, in the aggregate, 3,962,772 shares of our common stock, were outstanding.

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

Purchase of Equity Securities and Affiliated Purchasers

We have not repurchased any shares of our common stock since inception.  We did not issue any unregistered equity securities during the four months ended December 31, 2012.

Performance Graph
The following is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.
The following graph shows the value of an investment of $100 on September 30, 2009 (date we effected our 2009 Merger) in our common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of August 31st of each year and for the 4 months ended December 31, 2012. Our common stock is traded on the NASDAQ Global Market. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

	September 30,	August 31,			December 31,
	2009	2010	2011	2012	2012
Raptor Pharmaceutical Corp.	$100	$90.3	$143.33	$150.61	$177.27
NASDAQ U.S. Composite Index	100	100.54	124.79	152.73	151.07
NASDAQ Biotechnology Index	100	96.73	119.13	168.82	170.41

ITEM 6:                            SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial and operating information for, and as of the end of, each of the periods indicated and should be read in conjunction with the information in the sections titled, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Business" and Raptor's consolidated financial statements and the corresponding notes to those consolidated financial statements included elsewhere in this Transition Report on Form 10-KT. The following tables set forth Raptor's consolidated balance sheet data as of the four months ended December 31, 2012 and fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, and its consolidated statements of comprehensive loss data for the four months ended December 31, 2012 and fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, for the period from September 8, 2005 (inception) to December 31, 2012.
		For the period ending August 31,
(in millions, except per share data)	For the four months ended December 31, 2012	2012	2011	2010	2009	2008	For the period September 8, 2005 (Inception) to December 31, 2012

Income Statement Data:
Revenues	$0	$0	$0	$0	$0	$0	$0
Operating expenses:
General and administrative	9.0	14.7	6.2	3.7	2.7	2.2	40.6
Research and development	8.9	21.4	14.8	9.3	6.5	5.8	69.5
Total operating expenses	17.9	36.1	21.0	13.0	9.2	8.0	110.1
Loss from operations	(17.9)	(36.1)	(21.0)	(13.0)	(9.2)	(8.0)	(110.1)
Interest income	0.2	0.3	0.1	0	0	0.1	0.9
Interest expense	(0.1)	0	0	0	0	(0.1)	(0.2)
Foreign currency transaction gain	0.1	0.2	0	0	0	0	0.3
Realized loss on short-term investments	0.0	0.2	0	0	0	0	0.2
Unrealized gain on short-term investments	(0.1)	0	0	0	0	0	(0.1)
Adjustment to fair value of common stock warrants	(1.5)	(3.2)	(16.3)	(5.9)	0	0	(26.9)
Net loss	(19.3)	(38.6)	(37.2)	(18.9)	(9.2)	(8.0)	(135.9)
Other comprehensive loss:
Foreign currency translation adjustment	(0.1)	(0.1)	0	0	0	0	(0.2)

Comprehensive loss	$(19.4)	$(38.7)	$(37.2)	$(18.9)	$(9.2)	$(8.0)	$(136.1)

Net loss per share:
Basic and diluted	$(0.4)	$(0.80)	$(1.15)	$(0.85)	$(0.64)	$(0.81)

Weighted-average shares outstanding used to compute:
Basic and diluted	51.7	48.1	32.3	22.2	14.4	9.9

(in millions)	12/31/12	8/31/12	8/31/11	8/31/10	8/31/09	8/31/08
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58.4	$38.9	$15.2	$17.0	$3.7	$7.5
Working capital (deficit)	37.0	20.6	(11.0)	(0.3)	2.7	6.7
Total assets	68.1	48.3	22.6	24.4	6.6	10.6
Common stock warrant liability	16.4	17.3	23.6	15.8	0	0
Note payable	25.0	0	0	0	0	0
Total liabilities	48.2	21.6	26.7	17.6	1.1	1.0
Accumulated deficit	(135.9)	(116.6)	(78.0)	(40.8)	(21.9)	(12.7)
Total stockholders' equity (deficit)	19.9	26.7	(4.1)	6.8	5.5	9.6

You should read the following tables presenting our unaudited quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Transition Report on Form 10-KT. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and nature of research and development activities.

	(In millions, except per share data, unaudited)
	November 30, 2012	Fiscal Year changed to 12/31
Quarterly Data 2013:
Net loss	$(13.4)	n/a
Net loss per share, basic and diluted	$(0.26)	n/a

	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012
Quarterly Data 2012:
Net loss	$(11.4)	$(14.0)	$(3.0)	$(10.2)
Net loss per share, basic and diluted	$(0.25)	$(0.29)	$(0.06)	$(0.20)

	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011
Quarterly Data 2011:
Net loss	$(10.1)	$(3.0)	$(20.3)	$(3.8)
Net loss per share, basic and diluted	$(0.33)	$(0.09)	$(0.62)	$(0.11)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
You should read the following discussion in conjunction with our consolidated financial statements as of December 31, 2012, and the notes to such consolidated financial statements included elsewhere in this Transition Report on Form 10-KT.  The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward-looking statements.  Please see "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Transition Report on Form 10-KT, particularly under the heading "Risk Factors."

Change in Fiscal Year End

On December 4, 2012, our board of directors approved a change to our fiscal year end from August 31 to December 31.  The change became effective at the end of the four months ended December 31, 2012.  All references to "fiscal years" or "years" prior to this change refer to the twelve-month fiscal period covering September 1 through August 31, and each year after December 31, 2012, the fiscal year covers January 1 through December 31.
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
In July 2011, we announced that RP103 had met the sole primary endpoint in our Phase 3 clinical trial designed to evaluate RP103 as a potential treatment for cystinosis. In the first quarter of calendar 2012, we submitted an NDA to the FDA requesting approval to market RP103 as a potential treatment for cystinosis. The FDA granted Standard Review designation for RP103 and has assigned an initial user fee goal date (by which we anticipate a response from the FDA) of January 30, 2013, which the FDA has extended to April 30, 2013.  Also in the first quarter of calendar 2012, we submitted an MAA to the EMA requesting approval to market RP103 as a potential treatment for cystinosis.
In addition to cystinosis, we are also testing RP103 for the potential treatment of NASH, a metabolic liver disorder, and HD, a neurodegenerative disorder.
Clinical Development Programs
Our three active clinical development programs utilize the same active pharmaceutical ingredient, cysteamine bitartrate.  Cysteamine bitartrate was approved in the U.S. in 1994 and the EU in 1997 as an orally available immediate-release powder in a capsule for the treatment of, and is the current standard of care for, cystinosis. We are reformulating cysteamine bitartrate to potentially improve the dose administration, safety and/or efficacy compared to existing treatment and repurposing cysteamine bitartrate for potential applications in new disease indications. Our proprietary extended and delayed-release formulation, RP103, is a capsule containing enteric coated micro-beads of cysteamine bitartrate.  We believe RP103 will require less frequent dosing and could reduce gastro-intestinal and other side effects compared to immediate-release cysteamine bitartrate for cystinosis patients.  In addition to cystinosis, we are also testing RP103 for the potential treatment of NASH and HD. We have an exclusive worldwide license to delayed-release cysteamine bitartrate from the University of California, San Diego, or UCSD, which is the basis for our proprietary formulation of cysteamine.
Our other clinical-stage product candidate is Convivia™, our proprietary oral formulation of 4-methylpyrazole, for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2, deficiency, an inherited metabolic disorder.
Preclinical Product Candidates
Our preclinical programs, for which we are seeking development partners for these programs include our cysteamine dioxygenase, or ADO, program, to improve treatment of diseases for which cysteamine is therapeutic and our HepTide™ program, for the potential treatment of hepatocellular carcinoma and other cancers susceptible to induced lysosomal storage.  In December 2012, we decided to terminate our WntTide™ program based upon recent preclinical study results.

Future Activities
Over the next fiscal year, we plan to conduct research and development and general and administrative activities including: pre-commercial launch preparation of RP103 for the treatment of cystinosis in the U.S. and EU (including preparing commercial materials and coordinating drug supply) and, if approved by applicable regulatory authorities, conducting a commercial launch of RP103 in the U.S. and EU; supporting our ongoing extension study of RP103 in cystinosis until patients are converted onto commercial drug; conducting other supporting clinical studies of RP103 in cystinosis; supplying clinical material for our ongoing clinical trial of RP103 in HD; funding the collaboration and supplying clinical material in our ongoing Phase 2b clinical trial of RP103 in NASH; continuing business development of our preclinical product candidates; conducting research and development activities for in-licensed and newly discovered preclinical assets; supporting potential clinical trials of RP103 in malaria, fibrosis and Parkinson's disease (subject to potential external funding); and supporting associated facilities and administrative functions.
We plan to seek additional business development partners in Asia for our Convivia™ product candidate. We may also develop new preclinical, clinical and or commercial opportunities, including proprietary molecules discovered in-house and in-licensed and acquired technologies.
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
Functional Currency
Our consolidated functional currency is the U.S. dollar. Raptor Pharmaceuticals Europe B.V., or BV, Raptor Pharmaceuticals France SAS, or SAS, and RPTP European Holdings C.V., or CV, our European subsidiary, French subsidiary and Cayman-based subsidiary, respectively, use the European Euro as their functional currency. At each quarter end, balance sheets of BV, SAS and CV are translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of comprehensive loss are translated into U.S. dollars based upon an average of the Euro's value between the beginning and end date of the reporting period. Additionally, the equity accounts for BV, SAS and CV are adjusted for any translation gain or loss.
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
Short-term Investments
We invest in short-term investments in high credit-quality funds in order to obtain higher yields on our cash available for investment. Such investments are not insured by the Federal Deposit Insurance Corporation.  We completed an evaluation of our investments and determined that we did not have any other-than-temporary impairments as of December 31, 2012. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.

Prepaid Expenses and Other
Prepaid expenses and other consists primarily of advance payments to vendors that are due within one year.
Deferred Offering Costs
Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.
Note Payable and Debt Issuance Costs
Note payable, which consists of our loan agreement with HealthCare Royalty Partners, or HC Royalty, as lender, under which we agreed to borrow $50 million in two $25 million tranches, or the HC Royalty Loan, and we have drawn the first tranche in the amount of $25 million, is stated at the borrowed amount as of December 31, 2012.  The loan bears interest at an annual fixed rate of 10.75%, and quarterly interest payments are included in interest expense in our Consolidated Statements of Comprehensive Loss for the four month period ended December 31, 2012.  Principal payments, when made, reduce our note payable balance. There is a synthetic royalty component based on sales of products in a calendar year, and such royalty is payable quarterly.  As of December 31, 2012, there were no royalty payments since we had no approved products that generate revenue.  Upon regulatory approval, if at all, of RP103 for cystinosis, such synthetic royalty will be due to HC Royalty.
Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the interest method. The amortization of debt issuance costs is included in interest expense in our Consolidated Statements of Comprehensive Loss for the four month period ended December 31, 2012.
Intangible Assets
Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as RP103) and to an out-license acquired in the 2009 Merger. The intangible assets related to RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.
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
As of August 31, 2012, we determined that the capitalized acquired in-process research and development cost of $900, representing the tezampanel and NGX 426 program acquired in our 2009 Merger, was impaired due to our decision to discontinue development of this product candidate for thrombosis due to regulatory hurdles that would require significant expenditures which we chose not to prioritize for funding.  As such, we expensed $900 as in-process research and development as part of research and development expense on our consolidated statements of comprehensive loss for the year ended August 31, 2012. During the four month period ended December 31, 2012, we did not identify any such impairment losses.

Common Stock Warrant Liabilities
The warrants issued by us in our 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving us. This provision requires these warrants to be classified as liabilities and to be marked to market at each period-end commencing on August 31, 2010. The warrants issued by us in our December 2009 equity financing contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events. Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability. Therefore, we have classified the warrants as liabilities and will mark them to fair value at each period-end. The common stock warrants are re-measured at the end of every reporting period with the change in value reported in our consolidated statements of comprehensive loss. Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise. Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.
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
Our effective tax rate is 0% for income tax for the year ended December 31, 2012. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on our net deferred tax assets.
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
Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, there was no accrued interest and penalties related to uncertain tax positions.
We file U.S. Federal, California, Georgia, Massachusetts, North Carolina and Ohio state income tax returns and Dutch income tax returns. We are currently not subject to any income tax examinations. Due to our NOLs, generally all tax years remain open.
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
In-Process Research and Development
Prior to September 1, 2009, we recorded in-process research and development expense for a product candidate acquisition where there was not more than one potential product or usage for the assets being acquired. Upon the adoption of the revised guidance on business combinations, effective September 1, 2009, the fair value of acquired in-process research and development is capitalized and tested for impairment at least annually. Upon completion of the research and development activities, the intangible asset is amortized into earnings over the related product's useful life. In-process research and development that is amortized or expensed is recorded as part of research and development expenses on our consolidated statements of comprehensive loss. We review each product candidate acquisition to determine the existence of in-process research and development.

Comprehensive Loss
Components of comprehensive loss are reported in our consolidated statements of comprehensive loss in the period in which they are recognized. The components of comprehensive loss include net loss and foreign currency translation adjustments.
Stock-Based Compensation
In February 2010, our board of directors approved, and in March 2010 our stockholders approved, our 2010 Equity Incentive Plan, as amended, or the 2010 Plan, to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan which aggregate number was increased up to 6,000,000 stock options through an amendment to the 2010 Plan in April 2011. Our board of directors has determined not to make any new grants under any of our former plans, but rather under the 2010 Plan. The 2010 Plan allows for the granting of options to employees, directors and consultants. As of December 31, 2012, options to purchase 7,790,794 shares of our common stock were outstanding and 1,947,420 shares of our common stock remain available for future issuance under the 2010 Plan.  The 2010 Plan allows for 50% accelerated vesting of unvested stock options upon a change of control as defined in the 2010 Plan. The award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the 2010 Plan that are vested as of such termination date due to (a) an employee's or a non-employee director's retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director's board membership for reasons other than for cause or retirement and (c) an employee's or a non-employee director's death (during his or her continuous service with us or within 90 days' of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with us.
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
For the one and four month periods ended December 31, 2012, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 0.68% and 0.7%, respectively; five year expected life; 95% volatility; 2.5% turnover rate; and 0% dividend rate.
We based our Black-Scholes inputs on the following factors: the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for five years; the expected life of five years was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a development-stage company and our anticipation that option holders will exercise stock options when we are at a more mature stage of development; the volatility was based on a combination of the actual annualized volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009 and of annualized volatility of peer companies; the turnover rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current corporate stage of development. If factors change and different assumptions are employed in the application of ASC Topic 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 8 of our consolidated financial statements for a further discussion of our accounting for stock-based compensation.

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
Results of Operations
For the four months ended December 31, 2012 and 2011
	For the four months ended December 31,
(in millions)	2012	2011
		(Unaudited)
Revenues	$0	$0
Operating expenses:
General and administrative	9.0	3.2
Research and development	8.9	6.3
Total operating expenses	17.9	9.5
Net loss	(19.3)	(16.1)

General and Administrative Expenses
For the four months ended December 31, 2012, our general and administrative expenses consisted primarily of employee compensation, marketing and reimbursement studies, consulting fees and legal and patent fees.  The increase in general and administrative expenses for the four months ended December 31, 2012 compared to the four months ended December 31, 2011 relates primarily to increased expenses for pre-commercial operations requirements for RP103 for the potential treatment of cystinosis, employee compensation, stock-compensation for employees and directors, legal fees and investor relations costs.
Research and Development
For the four months ended December 31, 2012, our research and development expenses consisted primarily of costs associated with the manufacturing and testing of clinical and commercial materials in anticipation for our potential launch of RP103 for cystinosis, clinical trial research expenses and employee compensation.  The increase in research and development expenses for the four months ended December 31, 2012 compared to the four months ended December 31, 2011 relates primarily to increased product manufacture of RP103 for the potential treatment of cystinosis, HD and NASH, additional cystinosis extension and other supporting study expenses, employee compensation, offset by a reduction in Phase 3 cystinosis clinical trial expenses.
Major Program expenses recorded as research and development:
Major Program (stage of development) (in millions)	For the four months ended December 31, 2012	September 8, 2005 (inception) to December 31, 2012
RP103:
Cystinosis (pre-commercial)	$3.9	$37.4
HD (clinical)	0.1	3.1
NASH (clinical)	1.1	4.4
Preclinical programs	0.2	2.3
Minor or inactive programs	0.2	5.9
R & D personnel and other costs not allocated to programs	3.4	16.5
Total research and development expenses	$8.9	$69.6

Major Program expenses recorded as general and administrative expenses:

Major Program (stage of development) (in millions)	For the four months ended December 31, 2012	September 8, 2005 (inception) to December 31, 2012
RP103:
Cystinosis (pre-commercial)	$3.2	$6.7
HD (clinical)	0	0
NASH (clinical)	0	0.3
Preclinical programs	0	0.4
Minor or inactive programs	0.2	1.1
Total general and administrative expenses related to programs	$3.4	$8.5

Additional major program expenses include patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents) and expenses related to the preparation for commercial launch of RP103 for the potential treatment of cystinosis.

Current Status of Major Programs

Please refer to the Item 1 of this Transition Report on Form 10-KT for a detailed discussion of each of our major programs. In summary, RP103 is being developed in cystinosis, NASH and HD. In March 2012, we filed with the FDA and the EMA for marketing approval of RP103 for the potential treatment of cystinosis and anticipate a decision by the FDA by April 30, 2013 (PDUFA date) and by the EMA by the second half of calendar 2013.  In anticipation of marketing approval of RP103 for the potential treatment of cystinosis, we are preparing for potential launch in both the U.S. and the EU.  In June 2012, we commenced a Phase 2b clinical trial of RP103 in NASH with the National Institutes of Health and anticipate full enrollment in the second half of calendar 2013 and the potential release of data in the second half calendar 2014. In June 2012, we announced the full enrollment of our HD Phase 2/3 clinical trial of RP103 and the potential release of data in the first half of calendar 2014.  We continue efforts to out-license Convivia and our preclinical programs.

Any of our major programs could be partnered for further development and/or could be accelerated, slowed or ceased due to scientific results or challenges in obtaining funding. We anticipate that we will need additional funding in order to pursue our plans beyond the next 12 months. In addition, the timing and costs of development of our programs beyond the next 12 months is highly uncertain and difficult to estimate. See Part I, Item 1A of this Transition Report on Form 10-KT titled "Risk Factors" for further discussion about the risks and uncertainties pertaining to drug development.

Interest Income
Interest income was approximately $0.2 million for the four months ended December 31, 2012 and approximately $0.1 million estimated for the four months ended December 31, 2011 (unaudited).

Interest Expense
Interest expense for the four months ended December 31, 2012 was approximately $0.1 million and for the four months ended December 31, 2011 (unaudited) was nominal.  Interest expense for the four months ended December 31, 2012 primarily represented interest on our $25 million note to HCP.
Foreign Currency Transaction Gain
Foreign currency transaction gains were approximately $0.1 million for the four months ended December 31, 2012, while estimated foreign currency transaction gain (loss) for the four months ended December 31, 2011 (unaudited) was nominal.  The increase was due to more activity conducted in Europe in preparation for commercial launch and administrative activities of our Euro-denominated subsidiaries.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $1.5 million for the four months ended December 31, 2012 compared to an estimated loss of approximately $5.0 million for the four months ended December 31, 2011 (unaudited), a decrease in loss of approximately $3.5 million resulting primarily from a lower stock price and the lower number of remaining warrants outstanding due to warrant exercises.  These losses are non-cash.

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

Reason for Increase (Decrease)	Increase (Decrease)
Expenses not in FY2011:
Pre-commercial operations requirements RP103 for the potential treatment of cystinosis:
Pre-commercial consulting services	$1,996
Tax study and advisory fees related to EU headquarters	866
Salary, benefits and bonuses for commercial operations personnel	516
Salary, benefit and bonus increases and new finance and human resources personnel	1,182
Stock-based compensation expense, employees and directors (non-cash)	2,062
Legal fees due to in-licensing of intellectual property	575
Investor relations costs including proxy mailing and solicitation, press releases, webcasting, XBRL filing costs	492
Other, net	856
General and administrative increase year ended August 31, 2012 vs. August 31, 2011	$8,545

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

Reason for Increase (Decrease)	Increase (Decrease) (in 000s)
Increased product manufacture of RP103 for the potential treatment of cystinosis, HD, NASH	$4,359
Tax grants and expense reimbursements for preclinical and clinical programs not available in FY2012	820
R&D compensation
Salary, bonus and benefits increases and new hire compensation	621
Stock-based compensation expense, employees (non-cash)	505
Write-off of capitalized intangibles no longer being developed	792
Preclinical studies including research materials and lab services	479
Reduction in Phase 3 cystinosis trial expense partially offset by extension study and other smaller studies	(1,717)
Other, net	796
Research and development increase year ended August 31, 2012 vs. August 31, 2011	$6,655

Research and development expenses include the following:

	Year ended August 31,
Major Program (stage of development) (in millions)	2012	2011
RP103 – All indications (clinical/pre-commercial)	$18.2	$10.5
Minor and inactive programs	1.7	0.5
R & D personnel and other costs not allocated to programs	1.5	3.8
Total research and development expenses	$21.4	$14.8

Major Program expenses recorded as general and administrative expenses:

	Year ended August 31,
Major Program (stage of development) (in millions)	2012	2011
RP103 – All indications (clinical and pre-commercial)	$2.7	$1.0
Minor and inactive programs	0.1	0.2

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

Foreign Currency Transaction Loss

Foreign currency transaction gains were approximately $0.1 million for the year ended August 31, 2012 compared to a nominal transaction loss in the prior year.  The increase was due to more activity conducted in Europe (in Euro) in preparation for commercial launch and activities of our Euro-based subsidiaries, the BV and the CV.

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

Reason for increase (decrease)	Increase (decrease) (in thousands)
Stock option grants FY 2011, including catch-up grants, non-cash expense	$1,378
Additional commercial operations and business development consulting in FY 2011	654
Increased salaries, benefits (401K matching), bonuses including compensation for new hires	458
Various other, net	(32)
General and administrative increase year ended August 31, 2011 vs. August 31, 2010	$2,458

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

Reason for increase (decrease)	Increase (decrease) (in thousands)
Increase in clinical costs including materials, CRO fees and site fees related to RP103 for the potential treatment of cystinosis	$5,832
Increased salaries, benefits (increased 401K matching) bonuses, including compensation for new hires	381
Stock option grants in FY 2011, including catch-up grants, non-cash expense	361
Clinical materials related to thrombosis study	250
Reduction in clinical consulting fees due to hiring in-house expertise in 2nd half of FY 2010	(658)
Tax grant and other program expense reimbursements received in FY 2011	(990)
Various other, net	278
Research and development increase year ended August 31, 2011 vs. August 31, 2010	$5,454

Research and development expenses include the following:

	Year ended August 31,
Major Program (stage of development) (in millions)	2011	2010
RP103 – All indications (clinical/pre-commercial)	$10.5	$6.2
Minor or inactive programs	0.5	0.4
R & D personnel and other costs not allocated to programs	3.8	2.7
Total research and development expenses	$14.8	$9.3

Major Program expenses recorded as general and administrative expenses:

	Year ended August 31,
Major program (stage of development) (in millions)	2011	2010
RP103 – All indications (clinical and pre-commercial)	$1.0	$0.1
Minor or inactive programs	0.2	0.4

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

Liquidity and Capital Resources
Capital Resource Requirements
As of December 31, 2012, we had $58.4 million in cash, cash equivalents and short-term investments, $23.2 million in current liabilities (of which $16.4 million represented the non-cash common stock warrant liability) and $37.0 million of net working capital.
We estimate that our cash, cash equivalents and short-term investments of $58.4 million as of December 31, 2012, including $23.4 million of proceeds, net of fees and commissions, received in December 2012 as the first tranche under a $50 million loan agreement with HC Royalty, will be sufficient to meet our obligations into the fourth quarter of calendar 2013.

Under the terms of the HC Royalty loan agreement executed on December 20, 2012, we received the first $25 million tranche of the loan at closing and we would receive an additional $25 million upon FDA approval of RP103 for the treatment of cystinosis and satisfaction of other customary closing conditions. The loans, which mature on December 31, 2019, bear interest at an annual fixed rate of 10.75% and a synthetic royalty, tiered down, based on a percentage of future product sales. The loan is interest-only for the first two years.  The proceeds for the loans will be used primarily to help fund the commercialization of RP103 for the treatment of cystinosis, advance our development programs and for general corporate purposes.
On April 30, 2012, we entered into a Sales Agreement with Cowen and Company, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $40 million, from time to time, through an "at the market" equity offering program under which Cowen acts as sales agent.  We pay a 3% commission to Cowen on any sales pursuant to this Sales Agreement.  Through February 22, 2013, we sold approximately 3.1 million shares at a weighted-average sales price of $5.24 per share and net proceeds of approximately $15.9 million.
As of February 22, 2013, Series A warrants to purchase up to approximately 0.6 million shares of our common stock were outstanding, all of which warrants were issued pursuant to a definitive securities purchase agreement, dated as of December 17, 2009.  The outstanding Series A warrants are exercisable until December 22, 2014, at a per share exercise price of $2.45.
As of February 22, 2013, approximately 2.6 million shares (including the placement agent warrant described below) of our common stock warrants were outstanding, all of which warrants were issued pursuant to private placement purchase agreements, dated as of August 9, 2010. Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. The placement agent warrant that we issued to the placement agent for this private placement is for the purchase approximately 0.1 million shares of our common stock at an exercise price of $3.075 per share.
Future Funding Requirements
It is likely that we will need to raise additional capital either through the sale of equity or debt securities (including convertible debt securities) to fund our operations and to, among other activities, develop and commercialize RP103 for the treatment of cystinosis and other indications. Our future capital requirements may be substantial, and will depend on many factors, including:

•
the decisions of the FDA and EMA with respect to our applications for marketing approval of RP103 for the treatment of patients with cystinosis in the U.S. and the EU; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•	the cost of establishing the sales, marketing and manufacturing capabilities necessary to be prepared for a potential commercial launch of RP103 for the treatment of cystinosis, if approved;
•
the timing and cost of our ongoing clinical programs for RP103, including: evaluating RP103 in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for Huntington's disease; and evaluating RP103 as a potential treatment for NASH;

•	the cost of filing, prosecuting and enforcing patent claims;
•	the costs of our manufacturing-related activities; and
•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of RP103.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us or at all.

Research and Development Activities
We plan to conduct further research and development, to support several clinical trials for RP103, improve upon our internal discovery molecules and in-licensed technology and continue business development efforts for our preclinical and other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate RP103 for the potential treatment of HD and NASH; for commercial pre-approval production of RP103 for cystinosis; for production of RP103 for additional clinical trials in cystinosis; clinical and medical advisors; and consulting and collaboration fees. We anticipate that our research and development costs will increase during the next 12 months primarily due to the build-up of inventory of RP103 for cystinosis prior to potential marketing approval in anticipation of drug launch, the addition of new studies in support of cystinosis and the growth in clinical product requirements for our Phase 2b clinical trial in NASH.
General and Administrative Activities
General and administrative costs in the next 12 months will consist primarily of pre-commercial and commercial activities in anticipation of the potential approval and launch of RP103 for cystinosis, of legal, tax and accounting fees, patent legal fees, investor relations expenses, board fees and expenses, insurance, rent and facility support expenses. We anticipate that general and administrative expenses will increase primarily due to the commercial and pre-commercial efforts required to prepare for the potential commercial launch of RP103 for cystinosis in both the U.S. and the EU and an increase in facilities and administrative expenses to support our rapid growth.
Capital Expenditures
In the next 12 months, we expect to increase our capital expenditures on leasehold improvements on new facilities, office equipment and computer software and hardware as we continue to increase our staff in anticipation of the potential commercial launch of RP103 in calendar 2013.

Contractual Obligations
Contractual Obligations With UCSD Relating To The Acquisition Of The DR Cysteamine (RP103) License
We are obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop RP103 for certain indications until we begin commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, we are obligated to pay during the life of the License Agreement: milestone payments ranging in size for orphan and non-orphan indications and upon the occurrence of certain events, if ever; royalties ranging in size on commercial net sales from products developed pursuant to the License Agreement; a percentage of sublicense fees; a percentage of sublicense royalties; and a minimum annual royalty commencing the year we begin commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, we are obligated to fulfill predetermined milestones within a specified number of years from the effective date of the License Agreement, depending on the indication. In addition, we are obligated to, among other things, secure $1.0 million in funding prior to December 15, 2008 (which we fulfilled by raising $10.0 million in our May/June 2008 private placement) and annually spend a certain amount for the development of products (which, as of our fiscal years ended August 31, 2012, 2011, 2010 and 2009, we have fulfilled by spending approximately $20.9 million, $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, we have expensed approximately $0.9 million in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington's disease and NASH and on regulatory filings in cystinosis.  In March 2012, we filed an MAA with the EMA, as well as an NDA with the FDA for RP103 for the potential treatment of cystinosis.  In conjunction with the achievement of MAA/NDA filing milestone, we paid a milestone payment to UCSD pursuant to this license.  Future milestones will be payable if the MAA and NDA for cystinosis are approved.
To the extent that we fail to perform any of our obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Other Contractual Obligations
We have contractual obligations under our operating leases and other obligations related to research and development activities, purchase commitments, and licenses.  Information about these obligations as of December 31, 2012 is presented in the table below:
(in thousands):	Payments Due by Period
	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Debt principal and interest	$2,688	$5,376	$10,174	$23,359	$41,597
Capital lease obligations	9	12	0	0	21
Operating lease obligations	38	0	0	0	38
Research and development and purchase commitments	8,347	2,392	488	1,425	12,652

Total	$11,082	$7,780	$10,662	$24,784	$54,308

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
We are also subject to contingent payments related to various development activities totaling approximately $15.0 million, which are due upon achievement of certain development and commercial milestones if such milestones occur before certain dates in the future.
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
For accounting purposes, RPC is considered the accounting acquirer in the reverse acquisition. The historical financial statements reported in this Transition Report on Form 10-KT and in future periods are and will be those of RPC (merged into Raptor Pharmaceutical Corp. effective December 7, 2011) consolidated with its subsidiaries and with us, its parent, Raptor Pharmaceutical Corp. (formerly TorreyPines Therapeutics, Inc.). Earnings per share for periods prior to the reverse merger have been restated to reflect the number of equivalent shares received by former stockholders.
Going Concern
Due to the uncertainty of our ability to meet our current operating and capital expenses, in their reports on our audited financial statements for the four months ended December 31, 2012 and the year ended August 31, 2012 and for the period September 8, 2005 (inception) to December 31, 2012, our independent registered public accounting firm, Burr Pilger Mayer, Inc., included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements as of December 31, 2012 contain additional note disclosures describing the circumstances that led to this disclosure by our independent registered public accounting firm.

New Accounting Pronouncements
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because we only have one reporting unit, which has a fair value higher than its carrying amount, since adoption of ASU 2011-08, it had no material impact on our consolidated financial statements.
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
In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The amendments affect various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics. These provisions do not amend the effective date of the original pronouncements and there is no transition guidance. We reviewed ASU 2012-03 and determined that it did not have a material impact on our consolidated financial statements for the four month period ended December 31, 2012.
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, or ASU 2012-04, which makes certain technical corrections and "conforming fair value amendments" to the FASB Accounting Standards Codification. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012.  We adopted these standards on November 1, 2012.  The provisions of ASU 2012-04 did not have a material impact on our consolidated financial statements.

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
Foreign Exchange Risk
A majority of our assets and liabilities are maintained in the U.S. in U.S. dollars and a majority of our expenditures are transacted in U.S. dollars. We are subject to foreign exchange risk for the operations of BV, SAS and CV, which use the European Euro as their functional currency. We do not believe that a hypothetical one percentage point fluctuation in the U.S. dollar exchange rate would materially affect our consolidated financial position, results from operations or cash flows as of December 31, 2012. We do not currently hedge our foreign currency transactions.
Interest Rate Risk
We are subject to interest rate risks associated with fluctuations in interest rates. As of December 31, 2012, we had $22.1 million invested in a short-term bond fund with the goal of increasing yield on our cash available for investment.  Approximately $35.1 million remained in money market accounts, yielding approximately 0.06% per year.  The short-term bond fund invests the majority of its assets in high-quality securities issued or guaranteed by U.S. government agencies or Government Sponsored Enterprises, and has a historical annual yield of over 2.0%.  This bond fund pays dividends and provides the net asset value of its assets on a daily basis with daily liquidity.  The change in net asset value is recorded on our statements of comprehensive loss as unrealized gain or loss on short-term investments.  We completed an evaluation of our investments and determined that we did not have any other-than-temporary impairments as of December 31, 2012. Our investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.  A hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2012.

ITEM 8:                            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required to be filed in this item appears on pages F-1 to F-47 of this Transition Report on Form 10-KT.
Documents filed as part of this Transition Report on Form 10-KT:

Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012, August 31, 2012 and 2011	F-4
Consolidated Statements of Comprehensive Loss for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-5
Consolidated Statements of Stockholders' Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006, the fiscal years ended August 31, 2007, 2008, 2009, 2010, 2011 and 2012 and the four months ended December 31, 2012
F-7
Consolidated Statements of Cash Flows for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-15
Notes to Consolidated Financial Statements	F-18

PART II – FINANCIAL INFORMATION

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A:  CONTROLS AND PROCEDURES

As of December 31, 2012, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012, are effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

During the four months ended December 31, 2012, there have not been any material changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

       None.

PART III

ITEM 10:                            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our directors as of February 22, 2013.

Name	Age	Position(s) Held with the Company
Raymond W. Anderson (2)(3)	70	Director
Suzanne L. Bruhn, Ph.D. (1)(3)	49	Director
Richard L. Franklin, M.D., Ph.D. (1)(2)	67	Director
Llew Keltner, M.D., Ph.D. (1)(2)	63	Director
Erich Sager	55	Director
Vijay B. Samant (1)(3)	60	Director
Christopher M. Starr, Ph.D.	60	Chief Executive Officer and Director
Timothy P. Walbert (2)(3)	45	Director

(1)	Member of the Corporate Governance and Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

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

Suzanne L. Bruhn, Ph.D.  Dr. Bruhn has served as a director of Raptor Pharmaceutical Corp. since April 2011 and is currently Chief Executive Officer of Promedior, Inc., a privately held, clinical stage biotechnology company focused on the development of targeted therapeutics to treat diseases involving fibrosis.  Immediately prior to her appointment as the chief executive officer of Promedior, Inc., Dr. Bruhn spent 13 years at Shire Human Genetic Therapies (HGT), a division of Shire (NASDAQ: SHPGY) (LSE: SHP), specializing in the development and commercialization of treatments for orphan diseases, most recently as Senior Vice President, Strategic Planning and Program Management. At Shire HGT, Dr. Bruhn was responsible for establishing the program management function, driving strategic planning and portfolio management, and for global regulatory affairs. Dr. Bruhn played a key role in the development, registration, and global expansion of Shire's products REPLAGAL®, ELAPRASE® and VPRIV®, as well as Shire HGT's portfolio expansion through acquisitions, including FIRAZYR®. Prior to Shire HGT, Dr. Bruhn held various positions at Cytotherapeutics, Inc., a biotechnology company. Dr. Bruhn holds a Ph.D. in Chemistry from Massachusetts Institute of Technology and was a Postdoctoral Fellow in the Department of Human Genetics at Harvard Medical School. We nominated Dr. Bruhn to the board of directors due to her extensive healthcare experience in the orphan disease arena.

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

Llew Keltner, M.D., Ph.D.  Dr. Keltner has served as a director of Raptor Pharmaceutical Corp. since September 2009. Since May 2011, Dr. Keltner has been the Chief Executive Officer of AgonOx, a biotechnology company developing OX40 agonists for use in cancer therapy.  Dr. Keltner was the President of Novici Biotech, a privately-held gene and protein optimization firm, from 2010 to 2011. He is also Chief Executive Officer of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972. Dr. Keltner was Chief Executive Officer and President of Light Sciences Oncology, a privately-held biotechnology company developing a late stage, light-activated therapy for hepatocellular cancer and other solid tumors from 2001 to 2010. From 1997 to 2004, Dr. Keltner was Chief Executive Officer of Metastat, a development-stage biotechnology company focused on cancer metastasis.  Dr. Keltner holds positions on the boards of Infostat, Oregon Life Sciences, and Goodwell Technologies. He is a previous director on the boards of Light Sciences Corporation, Vital Choice, Thesis Technologies, Oread Companies, and MannKind Corporation. He has also been a scientific advisory board member at Lifetime Corporation, ASB Meditest, Oread Laboratories, Hall-Kimbrell, and aai Pharma. He is currently a member of the American Society of Clinical Oncology, American Medical Association, International Association of Tumor Marker Oncology, American Association of Clinical Chemistry, and Drug Information Association.  Dr. Keltner received an M.S. in Epidemiology and Biostatistics, a Ph.D. in Biomedical Informatics and an M.D. from Case Western Reserve University in Cleveland, Ohio.  Dr. Keltner has also authored several research publications.  We nominated Dr. Keltner to the board of directors due to his practical experience as a current chief executive officer of a life sciences company and due to his medical knowledge and network within the biotechnology industry.

Erich Sager.  Mr. Sager has served as a director of Raptor Pharmaceutical Corp. since September 2009 and as a director of RPC since May 2006. He was a founding partner of Limetree Capital SA, a Swiss-based investment banking boutique, where he served as Chairman from 2006 to 2011.  Mr. Sager also serves as Chairman and member of the board of directors at Calltrade Carrier Services AG, a European wholesale phone operator, and has held such position since 2004. He is also a current board member of Zecotek Medical Systems Inc. and Pulse Capital Corp. Mr. Sager served on the board of directors of BioMarin from November 1997 to March 2006 and as Chairman of LaMont Asset Management SA, a private investment management firm, from September 1996 until August 2004. Mr. Sager has held the position of Senior Vice President, Head of the Private Banking for Dresdner Bank (Switzerland) Ltd., Vice President, Private Banking, Head of the German Desk for Deutsche Bank (Switzerland) Ltd., and various positions at banks in Switzerland. Mr. Sager received a business degree from the School of Economics and Business Administration, Zurich, Switzerland.  We nominated Mr. Sager to the board of directors due to his knowledge of healthcare fundraising in Europe, as well as his experience while at BioMarin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than ten percent of a registered class of our equity securities, or 10% Stockholders, to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% Stockholders are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports furnished to us, we believe that during the fiscal year ended August 31, 2012, our directors, executive officers and 10% Stockholders timely filed all Section 16(a) reports applicable to them, with the exception of one late Form 4 for Mr. Sager and two late Form 4s for Mr. Henk Doude van Troostwijk.  As of September 25, 2012, Mr. Doude van Troostwijk was no longer classified as a Section 16 officer.  We believe that during the four months ended December 31, 2012, our directors, executive officers and 10% Stockholders timely filed all Section 16(a) reports.

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
Executive Officers
The following table sets forth the name, age and position held by each of our executive officers as of February 22, 2013. Our executive officers are elected by our board of directors on an annual basis and serve at the discretion of our board of directors or until their successors have been duly elected and qualified.

Name	Age	Position(s) Held with the Company
Christopher M. Starr, Ph.D.	60	Chief Executive Officer and Director
Julie Anne Smith	42	Chief Operations Officer, Executive Vice President, Strategy
Georgia Erbez	45	Chief Financial Officer, Treasurer and Secretary
Thomas (Ted) E. Daley	50	Chief Business Officer

The following describes the background of our executive officers except for Dr. Starr, whose background is described above under the heading "Business Experience and Directorships."
Julie Anne Smith.   As of September 10, 2012, Ms. Smith joined us as our Executive Vice President, Strategy and Chief Operating Officer.  Ms. Smith will be responsible for directing our commercial, manufacturing, and program management organizations, and providing leadership in corporate and strategic development initiatives. Prior to joining Raptor, from July 2008 to May 2012, Ms. Smith was Chief Commercial Officer of Enobia Pharma, Inc., a private, clinical stage orphan company acquired by Alexion (ALXN).  From August 2006 to July 2008, as Vice President, Commercial at Jazz Pharmaceuticals, she led commercial functions.  From December 2001 to August 2006, as Vice President, Global Marketing at Genzyme General in Cambridge MA, she led the worldwide commercialization and planning for Myozyme, an infused enzyme replacement therapy for an ultra-orphan genetic disease.  In her nearly 20 years in biotechnology, Ms. Smith has served in executive management of both private and public biotechnology firms, mostly in orphan drug development and commercial product opportunities.  She holds a B.S. in Biological and Nutritional Science from Cornell University, Ithaca, NY.
Georgia Erbez.  As of September 10, 2012, Ms. Erbez joined us as our Chief Financial Officer.  As of September 2012, Ms. Erbez also was appointed to serve as our Secretary and Treasurer.  Ms. Erbez is responsible for directing our global financial strategy and organization and providing leadership in defining, communicating, and executing corporate and financial strategic initiatives.  Prior to joining Raptor, from March 2008 to September 2012, Ms. Erbez has been a founder and managing director of Beal Advisors, a boutique investment bank that has provided advisory and capital acquisition services to emerging growth companies.  Ms. Erbez also served as Managing Director and Consultant at Collins Stewart LLC from April 2011 to January 2012.  From 2005 to 2008, Ms. Erbez was a Senior Vice President in the life sciences investment banking group at Jefferies & Co. From 1998 to 2002, she was with the healthcare investment banking group at Cowen and Co., most recently as Director.  From 1997 to 1998, Ms. Erbez was an associate at Hambrecht & Quist where she provided investment banking services to healthcare services and life sciences companies.  From July 1989 to January 1997, Ms. Erbez was with Alex Brown & Sons in the healthcare investment banking group, where she focused on life sciences, medical technology and healthcare services companies.  She holds a B.A. in International Relations with an emphasis in Economics from the University of California at Davis.
Thomas (Ted) E. Daley.  As of January 1, 2013, Mr. Daley serves as our Chief Business Officer, prior to that, as of September 29, 2009, Mr. Daley joined us as President and a board member of Raptor Therapeutics, a wholly-owned indirect subsidiary acquired in the 2009 Merger.  Mr. Daley joined Raptor Therapeutics in September 2007 following the acquisition by it of Convivia, Inc., which Mr. Daley founded. Mr. Daley was co-founder, VP Business Development and Chief Operating Officer of Instill Corporation, a leading electronic commerce services provider to the U.S. foodservice industry. Between 1993 and 2001 Mr. Daley helped raise over $50.0 million in venture capital and build Instill to a 150+ person operation with a nationwide customer base. After leaving Instill, from 2001 and 2007, Mr. Daley served in executive and consulting roles to a number of technology startup companies including MetricStream, Inc., PartsRiver and Certicom Security. Prior to that time, Mr. Daley worked in operations management for Anheuser-Busch, Inc., and consulted to Gordon Biersch Brewing Company and Lion Breweries (New Zealand). Mr. Daley received a BS in Fermentation Science from University of California at Davis, and an M.B.A. from Stanford University.
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

(4)	creating corporate partnerships, contracts, collaborations and in-licensing or out-licensing products and technologies to achieve strategic objectives;
(5)	submitting and receiving satisfactory results from regulatory submissions and interactions with regulators;
(6)	developing a strong intellectual property position enhancing the value of our product candidates and technologies;
(7)
developing and implementing  all aspects of major marketing and sales support programs for innovative prescription pharmaceuticals, especially for products targeted at ultra-orphan or orphan disease indications;

(8)
developing and leading an integrated direct field sales and medical liaison specialist force for the enrollment of patients into Company programs for prescription of innovative pharmaceuticals for treatment of patients with ultra-orphan or orphan diseases,  meeting sales revenue projections under intense competitive and business environmental conditions;

(9)
selecting and  managing  contract manufacturing organizations at the active pharmaceutical ingredient  and drug product manufacturing levels (including packaging and other relevant  activities) in full compliance with demanding regulatory controls, (as  cGMP)  and within product total manufacturing cost boundaries in order to meet commercial and clinical product demand schedules;

(10)
developing and managing quality assurance and quality control functions in compliance with regulatory requirements designed to ensure the safety and efficacy of our pharmaceutical products and therapeutic drug monitoring  programs under both clinical and commercial conditions;

(11)
developing and maintaining a regulatory, marketing, and sales organization to launch and develop ultra-orphan and orphan products in international markets, with initial focus on countries with the EU and other European markets, meeting sales revenue projections under intense competitive and difficult economic conditions;

(12)	developing and managing coordinated systems of third party logistics providers, pharmacies, and other organizations to provide efficient controls over and distribution of Company products; and
(13)	increasing short-term and long-term stockholder value.

Key individual factors for each executive include:
(1)	the value of their unique skills and capabilities to support our short and long-term performance;
(2)	performance of their management responsibilities;
(3)	leadership qualities in enhanced team performance;
(4)	business judgment and execution skills;
(5)
current compensation arrangements, especially in comparison to the compensation of other executives in similar positions in competitive companies within our industry and whether an increase in responsibilities and change in title is warranted;

(6)	short and long-term potential to enhance stockholder value; and
(7)	contributions as a member of the executive management team.

Our allocation between currently paid cash compensation and longer term equity compensation is intended to balance the requirement for adequate base compensation to attract, retain and motivate highly skilled personnel, while providing equity incentives to maximize long-term value for our stockholders and thus for our employees. We provide cash compensation in the form of base salary and annual, discretionary incentive cash bonuses to reward performance against preset written goals and objectives.  We provide non-cash compensation to reward performance against intermediate and long-term strategic goals and provide a basis for improved financial security for the employee if our stockholders and we have financial success.
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
The Compensation Committee reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	significant weighting towards long-term equity compensation (with multiple year vesting schedules and long expiration terms) discourages short-term risk taking;
•	for key decision-making officers, base salary makes up a significant majority of cash compensation even with full achievement of annual incentive (cash) awards;
•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation; and
•
as a pharmaceutical product development company with industry standard long development timelines, we do not face the same level of short-term risks associated with compensation for employees at other companies in rapidly changing markets.

Furthermore, compensation decisions include subjective considerations, which moderate the influence of formulaic or objective factors which may encourage excessive risk taking.
Elements of Compensation

Elements of compensation for our executives generally include:

•
base salary (typically subject to review and potential adjustment annually based on inflation factors, industry competitive salary levels, our ability to pay, and performance on corporate and individual goals);

•	annual performance bonuses which are paid in cash and are based primarily on performance against preset written goals;
•	equity compensation (which to date has been implemented using stock option awards with multiple year vesting terms and up to ten year expiration periods);
•	401(k) plan Company matching contributions;
•	health, disability and life insurance; and
•	employment terms and conditions including severance and change in control provisions primarily delineated in individual employment contracts or employer offer letters and Company policies.

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

Fiscal Year Ended August 31, 2012

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

Four month transition period from September 1 to December 31, 2012

With the appointment on September 10, 2012 of Ms. Smith as Executive Vice President, Strategy, Chief Operations Officer and Ms. Erbez as Chief Financial Officer, Secretary and Treasurer, effective September 10, 2012, our Named Executive Officers for the four month transition period were Dr. Starr, Ms. Erbez, Ms. Tsuchimoto, Ms. Smith, Mr. Daley and Dr. Rioux.

The Compensation Committee made recommendations and the board of directors approved base salary compensation for our newly appointed and exiting executive officers effective September 2012.

To formulate its recommendations, our Compensation Committee hired Compensia, an independent compensation consulting firm to update the benchmark of our base salaries, target bonus percentages and equity compensation (stock option grants) of our Named Executive Officers compared to equivalent positions in our peer companies and against Aon Radford Global Life Sciences survey, a well-established blinded industry compensation survey.  In addition, our Compensation Committee considered individual performance.  The peer companies consisted of the following:

Aegerion Pharmaceuticals	Dyax	Progenics Pharmaceutical
Affymax	Dynavax Technologies	Sangamo BioSciences
Amicus Therapeutics	MAP Pharmaceuticals	Synageva BioPharma
ArQule	Neurocrine Biosciences	Transcept Pharmaceuticals
Avanir Pharmaceuticals	Novavax	Vical
Corcept Therapeutics	Omeros	Zalicus
Curis	OncoGenex Pharmaceuticals
Depomed	Oncothyreon

In addition, our Compensation Committee considered individual performance, recommendations submitted by the person serving as the manager of a particular executive officer and our ability to pay at our current stage of development.

After consideration of competitive salary compensation factors, the board of directors acting on the recommendation of the Compensation Committee, increased (or set in the case of Ms. Smith and Ms. Erbez) the salaries of our Named Executive Officers.

		Effective September 1, 2012* Annual Base Salary
Christopher M. Starr, Ph.D.	Chief Executive Officer and Director	$410,000
Georgia Erbez	Chief Financial Officer, Secretary and Treasurer	$330,000
Kim R. Tsuchimoto**	Former Chief Financial Officer, Secretary and Treasurer (currently Vice President, Finance)	$255,465
Julie Anne Smith	Exececutive Vice President, Strategy, Chief Operations Officer	$350,000
Patrice P. Rioux., M.D., Ph.D.	Chief Medical Officer	$338,300
Ted Daley	Chief Business Officer	$292,000

* For Ms. Smith and Ms. Erbez, salaries are effective upon their hire date of September 10, 2012.
** Ms. Tsuchimoto was appointed VP, Finance as of September 10, 2012.

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

Performance against our corporate goals and the executive's individual goals is considered by our Compensation Committee in evaluating performance and as a significant contributing factor in determining all aspects of the compensation of our executives. Performance against goals is the primary factor in determining annual cash incentive bonuses.

Goals are weighted in importance and are time-bound.  When taken as a whole, goals are intended to be challenging goals which will have a meaningful impact on stockholder value, either immediately or as preparatory steps required for future achievements.

The achievement scores are desired to be measurable and quantifiable when appropriate.  After judgmental evaluation of performance, achievement scores may be awarded which recognize partial performance of a goal or award additional score points for exceptional performance due to unanticipated challenges or superior performance.

Fiscal Year Ended August 31, 2012
Fiscal Year 2012 Corporate Goals

Our corporate goals are grouped into our major activities with the weighting shown.

Development of RP103 for Cystinosis (weighted 60%)

•	File for marketing approval in the U.S. and the EU by March 2011;
•	Respond to FDA/EMA comments to NDA/MAA filings within regulatory timeframes; and
•	Establish a European headquarters with a General Manager hired in anticipation of EU launch by June 2011.

Finance (weighted 30%)

•	Manage cash burn of $32 million and execute planned programs;
•	Raise funds in order to end fiscal year 2012 with approximately $40 million to $42 million in cash; and
•	Improve stockholder base by increasing stock ownership percentage of the target stockholder groups by 5 percentage points over the percentage at the start of fiscal year 2012.

Development of RP103 for NASH and HD (weighted 10%)

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

The percentages are set at 100% achievement of applicable corporate and individual goals.  The target bonus percentages for our Named Executive Officers for fiscal year 2012 were as follows: Dr. Starr 40% of his annual base salary; Ms. Tsuchimoto and Mr. Reichenberger 27.5% each; and Mr. Daley and Dr. Rioux 30% each.

Fiscal Year 2012 Goal Achievements for Christopher M. Starr, Ph.D., Our Chief Executive Officer

Dr. Starr's annual incentive bonus equals 40% of base salary (the base salary target percentage) multiplied by a corporate achievement score of 78% equaled an annual incentive bonus of $112,000.  The corporate achievement score of 78% reflects the judgment of the board of directors that the majority of the fiscal year 2012 goals as agreed in advance were met, as described above.

Fiscal Year 2012 Goal Achievements for Kim R. Tsuchimoto, Our Former Chief Financial Officer, Secretary and Treasurer (Currently VP, Finance)

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

Fiscal Year 2012 Goal Achievements for Ted Daley, Our Chief Business Officer

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

Fiscal Year 2012 Goal Achievements for Patrice Rioux, M.D., Ph.D., Our Chief Medical Officer

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

Fiscal Year 2012 Goal Achievements for Patrick Reichenberger, Our Vice President, Commercial Operations

 Mr. Reichenberger had a minor role in the achievement of our corporate program goals but achieved significant individual goals. Corporate program goals account for 15% of Mr. Reichenberger's fiscal year 2012 annual incentive bonus, while individual goals account for 85%.  Mr. Reichenberger's annual incentive bonus (which target was up to 27.5% of his base salary) for fiscal year 2012 totaled $50,000 and was based upon achieving 100% of his corporate program goal of establishing a European headquarters and hiring a European General Manager of European commercial operations and on achieving 100% of the following individual goals (representing an achievement score percentage of 85%):  setting up a patient registry by August 2012; establishing a reimbursement HUB for RP103 (RaptorCares™) by August 2012; commencing implementation of early-access, named patient program for cystinosis patients; continuing development of strategic financial model by major product programs in accordance with project plan; completing a European distribution agreement.

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

Four month transition period from September 1 to December 31, 2012

The target bonus percentages for our Named Executive Officers effective September 2012 are as follows: Dr. Starr 50% of his annual base salary; Ms. Erbez and Ms. Smith 40% each; Mr. Daley and Dr. Rioux 35% each and Ms. Tsuchimoto 27.5%.  These target bonus percentages were increased (or were set for new executive officers) after review practices of our peer companies indicated that our previous percentages were not competitive with our peer company compensation practices and could contribute unfavorably to the competitive position of our Company.

Our corporate goals effective September 2012 are grouped into our major activities with the weighting shown.

Development of RP103 for Cystinosis (weighted 70%)
•	NDA approval on PDUFA date;
•	MAA approval Q3 2013;
•	Meet patient enrollment goals for RaptorCares™ at U.S. approval and for EU patients in CRM;
•	Launch in the U.S. as per schedule and achieve meaningful net revenue goals; and
•	Obtain orphan exclusivity from FDA/EMA.

Finance (weighted 25%)
•	End 2013 with cash balance equivalent to one year's projected cash burn; and
•	Meet or exceed EBITDA goal for calendar 2013.

RP103 – Other (weighted 5%)
•	Contract with second source supplier.

Dr. Starr's individual goals are 100% of the corporate goals.  Ms. Erbez's individual goals include the Finance goals above plus metrics related to internal financial reporting, valuation analyses, internal controls, spending controls and information technology.  Ms. Smith's individual goals include the RP103 - Other goal listed above plus goals related to revenue, reimbursement, patient identification, drug supply and program management.  Mr. Daley's and Dr. Rioux's individual goals include the Cystinosis goals listed above, and for Mr. Daley also include goals related to cystinosis patient support and pricing initiatives and business development milestones.  Dr. Rioux's individual goals also include initiating and reporting clinical studies in support of pricing, new markets and new indications for cysteamine and patient support initiatives. Ms. Tsuchimoto's individual goals include spending controls and improving internal financial reporting standards.

Corporate and individual goals are weighted based upon importance and impact to Raptor.

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
Under the 2010 Plan, we were initially authorized to grant up to an aggregate of 3,000,000 stock options or restricted stock or restricted stock units over the ten year life of the 2010 Plan.  On April 7, 2011, our stockholders passed amendments to the 2010 Plan which allow for an increase of the grant pool based upon 5% of our common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000,000 shares.  The April 7, 2011, August 31, 2011 and August 31, 2012 increases added 1,629,516, 1,778,459 and 2,528,407 shares, respectively, available for grant under the 2010 Plan.  As of December 31, 2012, options to purchase 7,790,794 shares of our common stock were outstanding and 1,947,420 shares of our common stock remain available for future issuance under the 2010 Plan.
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

Fiscal Year Ended August 31, 2012
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
A brief outline of the comparative equity compensation study follows: The study was based on equity compensation comparisons between a group of 23 comparative companies and the Company.  The selected comparative companies were companies whose common stock is traded on the NASDAQ or the NYSE/AMEX stock exchanges, had market capitalizations between approximately $35 million and $350 million, and were in the biopharmaceutical industry at approximately the same stage of development (development stage with products in development but without a commercial product base) as us.  Compensation and stock data was extracted from public records for the 23 comparative companies and for us.  The data was used to calculate the fully diluted number of common shares outstanding for each company and for each company's equity compensation program.  Additional data was extracted for chief executive officer total and cash compensation and for the accumulated deficit for each company.
The companies whose data was used in the fiscal year 2012 comparative company analysis were:

Acadia	Neurocrine Biosciences	Zalicus
Amicus Therapeutics	NeurogesX
Anadys Pharmaceuticals	Novavax
ArQule	Omeros
Avanir Pharmaceuticals	OncoGenex Pharmaceuticals
Celldex Therapeutics	Oncothyreon
Cytokinetics	Peregrine Pharmaceuticals
CytRX Corporation	Stem Cells, Inc.
Dynavax Technologies	Sunesis
GenVec	Transcept Pharmaceuticals
Inovio Pharmaceuticals	Vical

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

Fiscal Year 2012 Equity Compensation Award

 On September 22, 2011, after a discussion of the equity compensation situation and alternatives, our board approved the recommendation of our Compensation Committee.  With respect to our Named Executive Officers and our directors, our board awarded stock options relating to fiscal year 2012 to purchase up to the following number of shares at an exercise price of $5.13 per share, vesting 6/48ths on the 6 month anniversary of the grant date and 1/48th per month thereafter, with a 10 year expiry from grant date: Dr. Starr 345,048 shares; Ms. Tsuchimoto, Mr. Daley and Dr. Rioux 113,616 shares each; and Mr. Reichenberger 90,000 shares. In addition, our Named Executive Officers were awarded annual stock option grants to purchase up to the following number of shares: Dr. Starr 115,016 shares; Ms. Tsuchimoto, Mr. Daley and Dr. Rioux 37,872 shares each; and Mr. Reichenberger 20,000 shares.  Dr. Starr did not participate in the discussion or approval of his option grant.
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

Four month transition period from September 1 to December 31, 2012

Equity Compensation Award

In September 2012, our Compensation Committee engaged Compensia, an independent compensation consulting firm to analyze our equity compensation program for our Named Executive Officers compared to equity compensation of equivalent named executive officers in comparative companies as discussed above in the section Base Salary – four month transition period from September 1 to December 31, 2012.

 On September 25, 2012, after a discussion and review of Compensia's compensation report, our board approved the recommendation of our Compensation Committee to implement Compensia's results.  With respect to our Named Executive Officers and our directors, our board awarded stock options relating to fiscal year 2013 to purchase up to the following number of shares at an exercise price of $5.49 per share, vesting 6/48ths on the 6 month anniversary of the grant date and 1/48th per month thereafter, with a 10 year expiry from grant date: Dr. Starr 150,000 shares; Mr. Daley and Dr. Rioux 67,000 shares each.  Since Ms. Erbez and Ms. Smith were hired on September 10, 2012, and had received new hire stock options, no other incentive options were granted to either of them.  Dr. Starr did not participate in the discussion or approval of his option grant.
Also, the non-employee members of our board as of September 25, 2012 (Mr. Anderson, Dr. Bruhn, Dr. Franklin, Dr. Keltner, Mr. Sager, Mr. Samant and Mr. Walbert), were each granted options to purchase 50,000 shares which vest 25% per quarter.

 In summary, during the four months ended December 31, 2012, our Named Executive Officers were awarded stock options in the amounts indicated below. All options granted to our Named Executive Officers are intended to be qualified stock options as defined under Section 422 of the Code to the extent possible.

Christopher M. Starr, Ph.D. Chief Executive Officer and Director	150,000
Julie Anne Smith, EVP, Chief Operations Officer	190,000
Georgia Erbez, Chief Financial Officer, Secretary and Treasurer	190,000
Kim R. Tsuchimoto, Former Chief Financial Officer, Secretary and Treasurer (currently VP, Finance)	39,000
Ted Daley, Chief Business Officer	67,000
Patrice P. Rioux, M.D., Ph.D., Chief Medical Officer	67,000

 Perquisites

Broad-based benefit plans are an integral component of competitive executive compensation packages. Our benefits include a 401(k) savings plan with the Company matching provisions (when such matching is financially viable), healthcare benefits such as medical, dental, and vision plans, and disability and life insurance benefits. We have no structured perquisite benefits, and do not provide any deferred compensation programs or supplemental pensions to any executives.  At its discretion, our Compensation Committee may revise, amend or add to the executive's benefits if it deems it advisable.

During our fiscal year ended August 31, 2012 and our four month period from September 1 to December 31, 2012, our executives did not receive any perquisites and were not entitled to benefits that are not otherwise available to all of our employees. In addition, we did not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees.

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

Summary Compensation Table

Fiscal Year Ended August 31, 2012
The following table reports summary compensation information for the following individuals, referred to as our Named Executive Officers : (1) Raptor's principal executive officer (Chief Executive Officer) during our fiscal year ended August 31, 2012; (2) Raptor's principal financial officer (Chief Financial Officer) during our fiscal year ended August 31, 2012; and (3) our three most highly compensated executive officers other than the principal executive officer or principal financial officer who were serving as executive officers as of the end of our fiscal year ended August 31, 2012.

Name and Principal Position	Fiscal Year Ended August 31,	Salary ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

Christopher M. Starr, Ph.D.	2012	356,807	794,425	112,000	14,953	1,278,185
Chief Executive Officer and Director	2011	346,415	489,813	111,996	15,976	964,200
	2010	277,200	8,827	68,280	1,266	355,573

Kim R. Tsuchimoto	2012	255,465	278,325	65,000	13,739	612,529
Former Chief Financial Officer, Secretary and Treasurer (Currently, VP, Finance)	2011	248,024	166,982	52,404	11,816	479,226
	2010	240,800	11,968	68,100	1,286	322,154

Ted Daley	2012	265,458	286,623	65,000	14,848	631,929
President, Raptor Therapeutics	2011	250,432	182,800	61,839	12,013	507,084
	2010	240,800	25,992	78,100	1,234	346,126
.
Patrice P. Rioux, M.D., Ph.D.	2012	321,041	278,390	80,000	15,738	695,169
Chief Medical Officer, Raptor Therapeutics	2011	298,480	160,437	67,681	13,436	540,034
	2010	283,208	47,074	25,000	1,678	356,960

Patrick Reichenberger (4)	2012	234,600	188,937	50,000	1,735	475,272
VP, Commercial Operations, Raptor Therapeutics	2011	153,333	49,289	47,969	553	251,144
	2010	–	–	–	–	–

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended August 31, 2012, 2011 and 2010 for the fair value of the stock options granted to each of our Named Executive Officers since inception, in accordance with ASC Topic 718. For additional information on the valuation assumptions with respect to the fiscal years ended August 31, 2012, 2011 and 2010, please refer to the notes in our consolidated financial statements included elsewhere in the Form 10-KT. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value, if any, that will be realized by our Named Executive Officers.

(2)
Cash bonuses for fiscal year 2012 include accruals of bonuses paid in October 2012 based upon milestones achieved by us for the fiscal year ended August 31, 2012.  Cash bonuses for fiscal year 2011 include accruals of bonuses paid in September 2011 based upon milestones achieved by us for the fiscal year ended August 31, 2011.  Cash bonuses for fiscal year 2010 include accruals of bonuses paid in October 2010 based upon milestones achieved by us for the period March 1, 2010 through August 31, 2010 of $41,580 for Dr. Starr, $30,100 for Ms. Tsuchimoto and $30,100 for Mr. Daley. Also in consideration of his agreement to cancel the last two potential milestone stock option bonuses in his April 2009 offer letter, Dr. Rioux was paid a $25,000 bonus in November 2010.  Also included in the bonuses for fiscal year 2010 are bonuses paid in March 2010, based upon milestones achieved by us during the period from September 1, 2009 through February 28, 2010 of $26,700 to Dr. Starr, $38,000 to Ms. Tsuchimoto and $38,000 to Mr. Daley.  In addition, Mr. Daley earned a $10,000 bonus in fiscal year 2010 resulting from the execution of a licensing agreement with Uni Pharma for the development of Convivia TM in Taiwan in July 2010 pursuant to his employment agreement.

(3)	All Other Compensation includes 401(k) matching funded by us, life insurance premiums paid by us where the executive is the beneficiary and employee-taxable commuting benefits.
(4)	Mr. Reichenberger commenced his employment on January 3, 2011.

Four month transition period from September 1 to December 31, 2012
The following table reports summary compensation information for the following individuals, referred to as our Named Executive Officers : (1) Raptor's principal executive officer (Chief Executive Officer) during the four month period from September 1 to December 31, 2012; (2) each person serving as Raptor's principal financial officer (Chief Financial Officer) during the four month period from September 1 to December 31, 2012; and (3) our three most highly compensated executive officers other than the principal executive officer or principal financial officer who were serving as executive officers as of the end of our year ended December 31, 2012.

Name and Principal Position	Period	Salary ($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

Christopher M. Starr, Ph.D.	September 1 to December 31, 2012	136,667	308,922	–	4,017	449,606
Chief Executive Officer and Director

Georgia Erbez (4)	September 10 to December 31, 2012	103,125	53,958	–	1,844	158,927
Chief Financial Officer, Secretary and Treasurer

Kim R. Tsuchimoto (4)	September 1 to December 31, 2012	85,155	106,509	20,000	6,034	217,698
Former Chief Financial Officer, Secretary and Treasurer (currently VP, Finance)

Julie Anne Smith (4)	September 10 to December 31, 2012	109,375	53,958	–	2,280	165,613
EVP, Strategy, Chief Operations
Officer
.
Patrice P. Rioux, M.D., Ph.D.	September 1 to December 31, 2012	112,767	114,766	–	5,106	232,639
Chief Medical Officer

Ted Daley	September 1 to December 31, 2012	97,333	114,753	–	6,558	218,644
Chief Business Officer

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the four months ended December 31, 2012 for the fair value of the stock options granted to each of our Named Executive Officers since inception, in accordance with ASC Topic 718. For additional information on the valuation assumptions with respect to the four months ended December 31, 2012, please refer to the notes in our consolidated financial statements included elsewhere in the Form 10-KT. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value, if any, that will be realized by our Named Executive Officers.

(2)
As of December 31, 2012, bonuses for the four months ended December 31, 2012 have been estimated and accrued for financial reporting purposes.  Achievement of targets and awarding of bonuses will occur later in the 2013.

(3)	All Other Compensation includes 401(k) matching funded by us, life insurance premiums paid by us where the executive is the beneficiary and employee-taxable commuting benefits.
(4)	Ms. Erbez and Ms. Smith commenced employment on September 10, 2012 and Ms. Tsuchimoto was appointed VP, Finance on September 10, 2012.
.

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
In September 2012, we appointed Georgia L. Erbez as our Chief Financial Officer and, we entered into an employment agreement with Ms. Erbez, or the Erbez Employment Agreement, dated September 10, 2012. The Erbez Employment Agreement has an initial term of three years commencing on September 10, 2012, and renews automatically for successive one year periods, unless either party provides notice to the other terminating the agreement. Under the Erbez Employment Agreement, Ms. Erbez is entitled to an annual salary of $330,000, the amount of which may be increased from time to time in the discretion of our board of directors, and stock options to purchase 190,000 shares of our common stock at the closing price on September 7, 2012, the business day preceding the date of grant. These stock options vest 6/48ths on the six-month anniversary of such grant and 1/48th per month thereafter and expire ten years from date of grant.  In addition, Ms. Erbez is eligible for annual and discretionary cash bonuses as determined by our board of directors, provided, however, that Ms. Erbez must be employed on the date any such bonus actually is paid in order to be eligible to receive such bonus. The annual discretionary bonus has a target payment of 40% of Ms. Erbez's base salary for the year in question.
On September 10, 2012, we entered into an employment agreement with Julie A. Smith naming her its Executive Vice President, Strategy, and Chief Operating Officer. The agreement provides for similar terms as the Erbez Employment Agreement, except for the following terms.  Under the agreement, Ms. Smith is entitled to an annual salary of $350,000, the amount of which may be increased from time to time in the discretion of our board of directors, and stock options to purchase 190,000 shares of our common stock at the closing price on September 7, 2012, the business day preceding the date of grant.  Further, Raptor Therapeutics will reimburse Ms. Smith for reasonable relocation expenses, not to exceed in the aggregate, $50,000, and commuting expenses related to the performance of Ms. Smith's duties until the earlier of August 31, 2013 or the date Ms. Smith moves her primary residence to the San Francisco Bay Area.
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

On September 7, 2007, our wholly-owned subsidiary, Raptor Therapeutics, entered into an employment agreement with Ted Daley for a term of 18 months which automatically renews for additional one year periods unless either party under such agreement notifies the other that the term will not be extended. Under Mr. Daley's agreement, Mr. Daley is entitled to an annual salary of $150,000 and stock options to purchase 34,969 shares of our common stock at an exercise price of $2.23 per share, which vest over four years with a six month cliff vest and expire 10 years from grant date. In August 2008, RPC's compensation committee recommended, and its board of directors approved, a stock option grant to Mr. Daley for the purchase of 23,313 shares of our common stock at an exercise price of $1.88 per share, which vests 6/48ths upon the six-month anniversary of the grant date and 1/48th per month thereafter and expires ten years from the grant date. Mr. Daley's 2008 stock options were granted in order to increase his initial employment stock option grant to be equal to the stock option grants of our other executive officers. Mr. Daley's annual salary is subject to annual review and potential increase by our board of directors. Pursuant to Mr. Daley's employment agreement, Mr. Daley is eligible to receive certain cash bonuses based on triggering events related to the successful development of our Convivia™ product development program. In addition, Mr. Daley is eligible for annual bonuses based upon our annual bonus compensation program. Information regarding Mr. Daley's annual salary and bonuses received during the year ended August 31, 2012 are described below under the headings "Annual Incentive Cash Bonuses" and "Equity Incentive Programs (Currently Based on Stock Options)" above.  Mr. Daley's employment agreement was amended effective as of January 1, 2009 for purposes of bringing his employment agreement into compliance with the applicable provisions of Section 409A of the Code and the Treasury Regulations and interpretive guidance issued thereunder.
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

Stock Option Grants and Exercises
During our Fiscal Year Ended August 31, 2012
Grants of Plan-Based Awards Table
The following table sets forth information concerning stock option grants made during our fiscal year ended August 31, 2012 to our Named Executive Officers named in the "Summary Compensation Table" for the fiscal year ended August 31, 2012 above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our common stock. The actual future value of such stock options will depend on the market value of our common stock.

		Estimated Future Payouts Under Non-Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Or Units (#)	Options (#) (1)	($/Sh)	Awards ($) (2)
Christopher M. Starr, Ph.D.	9/22/2011	__	__	__	__	__	__	__	460,064	5.13	457,213
Kim R. Tsuchimoto	9/22/2011	__	__	__	__	__	__	__	151,488	5.13	168,466
Ted Daley	9/22/2011	__	__	__	__	__	__	__	151,488	5.13	168,466
Patrice P. Rioux, M.D., Ph.D.	9/22/2011	__	__	__	__	__	__	__	151,488	5.13	168,466
Patrick Reichenberger	9/22/2011	__	__	__	__	__	__	__	110,000	5.13	113,468

(1)	Stock options vest 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter. All options expire 10 years from their respective grant dates.
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

During the transition period from September 1 to December 31, 2012
Grants of Plan-Based Awards Table
The following table sets forth information concerning stock option grants made during the four month period from September 1 to  December 31, 2012 to our Named Executive Officers named in the "Summary Compensation Table" for the four month transition period ended  December 31, 2012 above.  The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our common stock.  The actual future value of such stock options will depend on the market value of our common stock.

		Estimated Future Payouts Under Non-Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Thres hold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Or Units (#)	Options (#) (1)	($/Sh)	Awards ($) (2)
Christopher M. Starr, Ph.D.	9/25/2012	__	__	__	__	__	__	__	150,000	5.49	37,297
Georgia Erbez	9/10/2012	__	__	__	__	__	__	__	190,000	5.27	53,958
Kim R. Tsuchimoto	9/25/2012	__	__	__	__	__	__	__	39,000	5.49	11,474
Julie Anne Smith	9/21/2012	__	__	__	__	__	__	__	190,000	5.27	53,958
Patrice P. Rioux, M.D., Ph.D.	9/25/2012	__	__	__	__	__	__	__	67,000	5.49	19,717
Ted Daley	9/25/2012	__	__	__	__	__	__	__	67,000	5.49	19,717

(1)	Stock options vest 6/48ths on the six-month anniversary of the grant date and 1/48th per month thereafter. All options expire 10 years from their respective grant dates.
(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to our four month period ended December 31, 2012 for the fair value of the stock options granted to each of our Named Executive Officers for fiscal year 2013 in the four month period ended December 31, 2012 in accordance with ASC Topic 718. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value, if any, that will be realized by our Named Executive Officers.

Outstanding Equity Awards
Fiscal Year Ended August 31, 2012
               The following table sets forth certain information with respect to outstanding stock option awards of our Named Executive Officers for the fiscal year ended August 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Christopher M. Starr, Ph.D.	38,111	(1)	–		–	2.83	5/26/2016
	34,089	(3)	12,661	(3)	–	2.02	3/9/2020
	82,666	(3)	89,858	(3)	–	2.97	10/12/2020
	237,224	(5)	107,830	(5)	–	3.54	11/22/2020
	105,429	(2)	354,635	(2)	–	5.13	9/22/2021

Kim R. Tsuchimoto	46,832	(1)	–		–	2.57	5/26/2016
	15,281	(2)	–		–	2.57	6/14/2017
	13,782	(3)	5,118	(3)	–	2.02	3/9/2020
	27,219	(3)	29,589	(3)	–	2.97	10/12/2020
	78,110	(5)	35,506	(5)	–	3.54	11/22/2020
	34,714	(2)	116,774	(2)	–	5.13	9/22/2021

Ted Daley	34,969	(2)	–		–	2.23	9/10/2017
	23,313	(2)	–		–	1.88	8/12/2018
	13,782	(3)	5,118	(3)	–	2.02	3/9/2020
	27,219	(3)	29,589	(3)	–	2.97	10/12/2020
	78,110	(5)	35,506	(5)	–	3.54	11/22/2020
	34,714	(2)	116,774	(2)	–	5.13	9/22/2021

Patrice P. Rioux, M.D., Ph.D.	3,643	(2)	5,829	(2)	–	0.85	4/16/2019
	11,656	(4)	–		–	1.66	3/30/2020
	11,656	(4)	–		–	3.05	6/28/2020
	27,219	(3)	29,589	(3)	–	2.97	10/12/2020
	78,110	(5)	35,506	(5)	–	3.54	11/22/2020
	34,714	(2)	116,774	(2)	–	5.13	9/22/2021

Patrick Reichenberger	47,499	(2)	72,501	(2)	–	3.52	1/4/2021
	25,207	(5)	84,793	(5)	–	5.13	9/22/2021

(1)	Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter.
(2)	Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter.
(3)	Stock options vest 6/48ths on grant date and 1/48th per month thereafter.
(4)	Stock options vest 100% upon grant date.
(5)	Stock options vest 25% immediately and the remaining 75% vests 1/36th per month.

Four month transition period from September 1 to December 31, 2012
The following table sets forth certain information with respect to outstanding stock option awards of our Named Executive Officers for the four month period from September 1 to December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Christopher M. Starr, Ph.D.	29,140	(1)	–		–	2.83	5/26/2016
	26,783	(3)	8,765	(3)	–	2.02	3/9/2020
	97,042	(3)	75,482	(3)	–	2.97	10/12/2020
	265,978	(5)	79,076	(5)	–	3.54	11/22/2020
	143,768	(2)	316,296	(2)	–	5.13	9/22/2021
	–	(2)	150,000	(2)	–	5.49	9/25/2022

Georgia Erbez	–	(2)	190,000	(2)	–	5.27	9/10/2022

Kim R. Tsuchimoto	43.273	(2)	–		–	2.57	5/26/2016
	13.988	(2)	–		–	2.57	6/14/2017
	13.092	(3)	3,544	(3)	–	2.02	3/9/2020
	31,953	(3)	24,855	(3)	–	2.97	10/12/2020
	87,578	(5)	26,038	(5)	–	3.54	11/22/2020
	47,338	(2)	104,150	(2)	–	5.13	9/22/2021
	–	(2)	39,000	(2)	–	5.49	9/22/2022

Julie Anne Smith	–	(2)	190,000	(2)	–	5.27	9/10/2022

Ted Daley	34,969	(2)	–		–	2.23	9/10/2017
	23,313	(2)	–		–	1.88	8/12/2018
	15,356	(3)	3,544	(3)	–	2.02	3/9/2020
	31,953	(3)	24,855	(3)	–	2.97	10/12/2020
	87,578	(5)	26,038	(5)	–	3.54	11/22/2020
	47,338	(2)	104,150	(2)	–	5.13	9/22/2021
	–	(2)	67,000	(2)	–	5.49	9/25/2022

Patrice P. Rioux, M.D., Ph.D.	6,557	(2)	2,915	(2)	–	0.85	4/16/2019
	11,656	(4)	–		–	1.66	3/30/2020
	11,656	(4)	–		–	3.05	6/28/2020
	31,953	(3)	24,855	(3)	–	2.97	10/12/2020
	87,578	(5)	26,038	(5)	–	3.54	11/22/2020
	47,338	(2)	104,150	(2)	–	5.13	9/22/2021
	–	(2)	67,000	(2)	–	5.49	9/25/2022

(1)	Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter.
(2)	Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter.
(3)	Stock options vest 6/48ths on grant date and 1/48th per month thereafter.
(4)	Stock options vest 100% upon grant date.
(5)	Stock options vest 25% immediately and the remaining 75% vests 1/36th per month.

Options Exercised
Fiscal year ended August 31, 2012
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

Four month transition period from September 1 to December 31, 2012
The following table sets forth the number and value of options exercised during the four month period from September 1, 2012 to December 31, 2012 for each of the Named Executive Officers.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)
Christopher M. Starr, Ph.D. (2)	20,173	63,712

(1)

The value realized upon exercise of stock options reflects the price at which shares acquired upon exercise of the stock options were sold or valued for income tax purposes, net of the exercise price for acquiring the shares.

(2)	The transactions of Dr. Starr were made pursuant to a Rule 10b5-1 trading plan adopted by Dr. Starr.

  Executive Payments Upon Termination
 Change in control arrangements are designed to retain executives and provide continuity of management in the event of a change in control.  These agreements are described in more detail elsewhere in this Transition Report on Form 10-KT, including the sections titled "Annual Incentive Cash Bonuses," "Employment Agreements," and "Equity Incentive Programs (Currently Based on Stock Options)" above.

Fiscal year ended August 31, 2012
The following table quantifies the amounts that we would owe each of our Named Executive Officers upon each of the termination triggers discussed above under "Employment Agreements," assuming a termination date of August 31, 2012:
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

Kim R. Tsuchimoto
Former Chief Financial Officer, Secretary and Treasurer (Currently VP, Finance)

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$63,866	(3)	$–		$255,465	(2)	$255,465	(2)
Short-Term Incentive	16,250	(4)	–	(4)	65,000	(5)	65,000	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	–		–		–		616,019	(6)
Total	$80,116		$–		$320,465		$936,484

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718. This amount reflects our accounting expense for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Ted Daley
Chief Business Officer

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
Chief Medical Officer

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
Vice President, Commercial Operations

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

Four month transition period from September 1 to December 31, 2012
The following table quantifies the amounts that we would owe each of our Named Executive Officers upon each of the termination triggers discussed above under "Employment Agreements," assuming a termination date of December 31, 2012:
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$102,500	(3)	$–		$410,000	(2)	$410,000	(2)
Short-Term Incentive	28,000	(4)	–	(4)	112,000	(5)	112,000	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	–		–		–		2,067,088	(6)
Total	$130,500		$–		$522,000		$2,589,088

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718. This amount reflects our accounting expense for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Georgia Erbez
Chief Financial Officer, Secretary and Treasurer

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$82,500	(3)	$–		$330,000	(2)	$330,000	(2)
Short-Term Incentive	-	(4)	–	(4)	-		-	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	–		–		–		587,948	(6)
Total	$82,500		$–		$330,000		$917,948

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718. This amount reflects our accounting expense for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Kim R. Tsuchimoto
Former Chief Financial Officer, Secretary and Treasurer (Currently VP, Finance)

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$63,866	(3)	$–		$255,465	(2)	$255,465	(2)
Short-Term Incentive	16,250	(4)	–	(4)	65,000	(5)	65,000	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	–		–		–		647,282	(6)
Total	$80,116		$–		$320,465		$967,747

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718. This amount reflects our accounting expense for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Julie Anne Smith
EVP, Strategy, Chief Operations Officer

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$87,500	(3)	$–		$350,000	(2)	$350,000	(2)
Short-Term Incentive	-	(4)	–	(4)	-	(5)	-	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	–		–		–		587,948	(6)
Total	$87,500		$–		$350,000		$937,948

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	12 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Ted Daley
Chief Business Officer

Executive Benefits and Payments Upon Termination	Disability		Death	Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$73,000		$–	$146,000	(2)	$146,000	(2)
Short-Term Incentive	16,250	(4)	– (4)	65,000	(5)	65,000	(5)
Value of Unvested Equity Awards and Accelerated Vesting Stock	–		–	–		737,948	(6)
Total	$89,250		$–	$211,000		$948,948

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	6 months base salary.
(3)	3 months base salary.
(4)	Pro rata bonus.
(5)	Full cash bonus otherwise payable.
(6)
Vesting of all stock options granted in accordance with ASC Topic 718.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Patrice P. Rioux, M.D., Ph.D.
Chief Medical Officer

Executive Benefits and Payments Upon Termination	Disability	Death	Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)

Base Salary	$–	$–	$169,150	(2)	$169,150	(2)
Short-Term Incentive	–	–	–		–
Value of Unvested Equity Awards and Accelerated Vesting Stock	–	–	–		735,002	(3)
Total	$–	$–	$169,150		$904,152

(1)	"CIC" means change in control, as defined in the officer's employment agreement.
(2)	6 months base salary.
(3)
Vesting of all stock options granted in accordance with ASC Topic 718.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the officer.

Director Compensation
Fiscal year ended August 31, 2012
Effective September 1, 2011 through August 31, 2012, non-employee members of our board of directors received the following cash compensation:

Director Position	Annual Cash Compensation
Non-Employee Directors, Excluding Chairman of the Board of Directors	$36,600
Chairman of the Board of Directors	$68,000
Audit Committee Chair	$14,400
Audit Committee (Non-Chair members)	$8,400
Compensation Committee Chair	$12,400
Compensation Committee (Non-Chair members)	$7,400
Corporate Governance and Nominating Committee Chair	$12,000
Corporate Governance and Nominating Committee (Non-Chair members)	$7,000

                The following table sets forth the total compensation paid by us to each of our non-employee directors during our fiscal year ended August 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)	Total($)

Raymond W. Anderson (2)	58,400	291,756	350,156
Suzanne L. Bruhn, Ph.D. (3)	56,000	197,055	253,055
Richard L. Franklin, M.D. Ph.D. (4)	52,000	304,446	356,446
Llew Keltner, M.D., Ph.D. (5)	57,000	315,095	372,095
Erich Sager (6)	68,000	291,756	359,756
Vijay B. Samant (7)	51,000	197,055	248,055
Timothy P. Walbert (8)	52,400	197,055	249,455

(1)
Amounts shown do not reflect compensation actually received by a director, but reflect the dollar amount compensation cost recognized by us for financial statement reporting purposes for the fiscal year ended August 31, 2012 as well as amounts from awards granted in and prior to the fiscal year ended August 31, 2012. The assumptions underlying the calculations pursuant to ASC Topic 718 are set forth under Note 8 of the Notes to Consolidated Financial Statements, beginning on page F-30 of our Consolidated Financial Statements in the Form 10-K.

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
Four month transition period from September1 to December 31, 2012
Effective September 1, 2012, non-employee members of our board of directors earn the following cash compensation:

Director Position	Annual Cash Compensation

Non-Employee Directors, Excluding Chairman of the Board of Directors	$40,000
Chairman of the Board of Directors	68,000
Audit Committee Chair	20,000
Audit Committee (Non-Chair members)	10,000
Compensation Committee Chair	13,000
Compensation Committee (Non-Chair members)	7,500
Corporate Governance and Nominating Committee Chair	12,000
Corporate Governance and Nominating Committee (Non-Chair members)	7,000

                The following table sets forth the total compensation paid by us to each of our non-employee directors during the four month period ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)	Total($)

Raymond W. Anderson (2)	22,500	116,914	139,414
Suzanne L. Bruhn, Ph.D. (3)	20,000	101,850	121,850
Richard L. Franklin, M.D. Ph.D. (4)	19,000	116,914	135,914
Llew Keltner, M.D., Ph.D. (5)	20,667	122,746	143,413
Erich Sager (6)	22,667	116,914	139,581
Vijay B. Samant (7)	18,167	101,850	120,017
Timothy P. Walbert (8)	19,167	101,850	121,017

(1)
Amounts shown do not reflect compensation actually received by a director, but reflect the dollar amount compensation cost recognized by us for financial statement reporting purposes for the four month period from September 1 to December 31, 2012 as well as amounts from awards granted in and prior to the four month period from September 1 to December 31, 2012. The assumptions underlying the calculations pursuant to ASC Topic 718 are set forth under Note 8 of the Notes to Consolidated Financial Statements, beginning on page F-30 of our Consolidated Financial Statements in the Form 10-KT.

(2)	Mr. Anderson had 424,619 options outstanding as of December 31, 2012, of which 288,678 were exercisable.
(3)	Dr. Bruhn had 230,000 options outstanding as of December 31, 2012, of which 86,873 were exercisable.
(4)	Dr. Franklin had 339,969 options outstanding as of December 31, 2012, of which 204,028 were exercisable.
(5)	Dr. Keltner had 334,164 options outstanding as of December 31, 2012, of which 191,666 were exercisable.
(6)	Mr. Sager had 495,531 options outstanding as of December 31, 2012, of which 359,590 were exercisable.
(7)	Mr. Samant had 230,000 options outstanding as of December 31, 2012, of which 86,873 were exercisable.
(8)	Mr. Walbert had 230,000 options outstanding as of December 31, 2012, of which 86,873 were exercisable.

For their services as members of our board of directors, in September 2012, each non-employee board member received stock options to purchase up to 50,000 shares of our common stock, which vest 25% per quarter and expire 10 years from the date of grant.  The exercise price of such options was $5.49 per share.
Compensation Committee Interlocks and Insider Participation
During our fiscal year ended August 31, 2012 and the four month period from September 1 to December 31, 2012, our Compensation Committee consisted of Dr. Bruhn, Mr. Anderson, Mr. Samant and Mr. Walbert. No member of our Compensation Committee is currently or has been at any time one of our officers or employees, is or was a participant in a "related party" transaction under Item 404 of Regulation S-K promulgated by the SEC ("Regulation S-K") in the last completed fiscal year, or has served as a member of the board of directors, board of trustees or compensation committee of any entity that has one or more officers serving as a member of our board of directors or our Compensation Committee. None of our executive officers serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board of directors or our Compensation Committee. Prior to establishing the Compensation Committee, our full board of directors made decisions relating to compensation of our executive officers.
Compensation Committee Report
 The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC's rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-KT for the fiscal year ended August 31, 2012 and four month period from September 1 to December 31, 2012.

Compensation Committee,
Suzanne Bruhn, Ph.D., Chair
Raymond W. Anderson
Vijay Samant
Timothy Walbert

This foregoing compensation committee report is not "soliciting material," is not deemed "filed" with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Transition Report on Form 10-KT into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2012 (in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,791	5.79	1,947
Equity compensation plans not approved by stockholders	–	–	–
Total	7,791	5.79	1,947

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 22, 2013, each beneficial owner (or group of affiliated beneficial owners) of more than five percent (5%) of any class of our voting securities, each of our Named Executive Officers as of the end of the four months ended December 31, 2012, each of our directors and all of our Named Executive Officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Raptor Pharmaceutical Corp., 9 Commercial Blvd., Suite 200, Novato, CA 94949.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned	Number of Shares Subject to Options and Warrants (1)	Percentage of Outstanding Shares of Common Stock (2)
Columbia Wanger Asset Management, LLC (3)	3,536,000	–	6.6%
Christopher M. Starr, Ph.D. (4)	1,366,197	666,827	2.6%
Julie Anne Smith	27,708	27,708	*
Georgia Erbez	35,108	27,708	*
Ted Daley	362,189	277,283	*
Patrice P. Rioux, M.D, Ph.D.	260,351	234,854	*
Raymond W. Anderson	319,928	319,928	*
Suzanne L. Bruhn, Ph.D.	113,123	113,123	*
Richard L. Franklin, M.D., Ph.D.	235,278	235,278	*
Llew Keltner, M.D., Ph.D.	225,101	225,101	*
Erich Sager	498,914	390,840	*
Vijay B. Samant	113,123	113,123	*
Timothy P. Walbert	113,123	113,123	*
All named executive officers and directors as a group (12 persons)	3,670,143	2,744,896	6.9%

*	Less than one percent.

(1)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days of February 22, 2013, are counted as outstanding for computing the percentage held by each person holding such options or warrants but are not counted as outstanding for computing the percentage of any other person.

(2)	Based on 53,506,604 shares outstanding as of February 22, 2013.
(3)
Entities affiliated with Columbia Wanger Asset Management, LLC collectively hold an aggregate of 3,536,000 shares of our common stock.  The principal business address for Columbia Wanger Asset Management, LLC is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.

(4)
Includes 699,370 shares our common stock owned by the Christopher M. and S.L. Starr Trust of which Dr. Starr is a co-trustee and beneficiary and shares voting and investment power, and options to purchase 666,827 shares of our common stock held by Dr. Starr directly.

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
Since September 1, 2011, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, persons who we know hold more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than: (i) compensation agreements and other arrangements, which are described elsewhere in this Transition Report on Form 10-KT, and (ii) the transactions described below.
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

The following is a summary of the fees and services provided for our four months ended December 31, 2012 and fiscal years ended August 31, 2012 and 2011.

		Year ended August 31,
Description of Services Provided by Burr Pilger Mayer, Inc.	Four months ended December 31, 2012	2012	2011
Audit Fees*	$178,880	$219,440	$222,222
Audit Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	15,600	166,842	82,160
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	0	38,631	28,839
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	68,726	259,113	0
All Other Fees	0	0	0

* Audit Fees for the four month period from September 1 to December 31, 2012 includes audit fees for the period which has not been billed or paid of approximately $161,200.  Audit Fees for the year ended August 31, 2012, includes fees billed and paid subsequent to August 31, 2012 of approximately $166,400.  Audit Fees for August 31, 2011 includes fees billed and paid subsequent to August 31, 2011 totaling $171,600.

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

PART IV

ITEM 15:                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required to be filed in this item appears on pages F-1 to F-47 of this Transition Report on Form 10-KT.

(a)	Documents filed as part of this Transition Report on Form 10-KT:

1)	Index list to Consolidated Financial Statements:

Page
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012, August 31, 2012 and 2011	F-4

Consolidated Statements of Comprehensive Loss for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-5

Consolidated Statements of Stockholders' Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006. the fiscal years ended August 31, 2007, 2008, 2009, 2010, 2011 and 2012 and the four months ended December 31, 2012
F-7

Consolidated Statements of Cash Flows for the four months ended December 31, 2012 and the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-15

Notes to Consolidated Financial Statements	F-18

2)	Schedule II is included on F-47 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Transition Report on Form 10-KT:

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

4.3	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K, filed on June 17, 2008).
4.4
Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between TorreyPines and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company) (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on July 28, 2009).

4.5
Amendment to Rights Agreement, dated August 6, 2010, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 10, 2010).

4.6 *
Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.7 *
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant's Quarterly Report on Form 10QSB, filed on April 9, 2010).

4.8 *
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K/A, filed on May 28, 2008).

4.9*
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on August 25, 2009).

4.10	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant's Current Report on Form 8-K filed on December 18, 2009).
4.11	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant's Current Report on Form 8-K filed on August 10, 2010).
4.12	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant's Current Report on Form 8-K filed on August 13, 2010).

10.1#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 4, 2006).
10.2#
Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed on October 4, 2006).

10.3**
Research and License Agreement by and between TPTX, Inc. and Life Science Research Israel Ltd. dated as of May 10, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

10.4#
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Christopher Starr dated May 1, 2006 (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on May 26, 2006).

10.5#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Christopher Starr dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on January 5, 2009).

10.6#
Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated May 15, 2006 (incorporated by reference to Exhibit 10.6 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K filed on May 26, 2006).

10.7#
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on January 5, 2009).

10.8#
Employment Agreement between Raptor Therapeutics Inc. and Thomas E. Daley dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10-QSB filed on January 14, 2009).

10.9#
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

10.11#**
Offer Letter from Raptor Therapeutics Inc. dated January 1, 2011 for Patrick Reichenberger (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed on November 14, 2011).

10.13#
2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp., as amended (incorporated by reference to Exhibit 4.3 to Raptor Pharmaceuticals Corp.'s Registration Statement on Form S-8 filed on February 28, 2007).

10.14#
2008 Plan Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.'s Annual Report on Form 10-K/A filed on December 23, 2008).

10.15
Asset Purchase Agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB filed on January 14, 2008).

10.16
Merger agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Encode Pharmaceuticals, Inc. dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.17**
Pharmaceutical development services agreement between Raptor Therapeutics Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.18	Raptor Form Indemnity Agreement dated on December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 15, 2009).
10.19
Securities Purchase Agreement, dated December 17, 2009, by and between the Registrant and the investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant's Current Report on Form 8-K filed on December 18, 2009).

10.20#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Revised Definitive Proxy Statement, filed on February 5, 2010).
10.21#
2011 Plan Amendments to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 (File No. 333-173719), filed on April 26, 2011).

10.22
Registration Rights Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 on Registrant's Current Report on Form 8-K, filed on April 22, 2010).

10.23#
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 28, 2011).

10.24
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant's Current Report on Form 8-K, filed on August 10, 2010).

10.25
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investor signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on August 10, 2010).

10.26
Registration Rights Agreement, dated August 12, 2010, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on August 13, 2010).

10.27**
Manufacturing Services Agreement, dated as of November 15, 2010, by and between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc. (incorporated by reference to Exhibit 10.53 of the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966).

10.28**
API Supply Agreement, dated November 15, 2010, by and between Raptor Therapeutics Inc. and Cambrex Profarmaco Milano (incorporated by reference to Exhibit 10.54 of the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

10.29**
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

10.30**#
Employment Agreement dated April 15, 2012 between Raptor Pharmaceuticals Europe B.V. and Henk Doude van Troostwijk (incorporated by reference to Exhibit 10.1of the Registrant's Quarterly Report on Form 10-Q filed on July 10, 2012).

10.31**
Intellectual Property Platform Contribution Transaction License Agreement, dated April 16, 2012, between RPTP European Holdings, C.V. and Raptor Therapeutics Inc. (incorporated by reference to Exhibit 10.2of the Registrant's Quarterly Report on Form 10-Q filed on July 10, 2012).

10.32**#
Employment Agreement, dated September 10, 2012, between the Registrant and Georgia Erbez (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 12, 2012).

10.33**#
Employment Agreement, dated September 10, 2012, between Raptor Therapeutics and Julie A. Smith (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 12, 2012).

10.34**#
Employment Agreement, dated September 10, 2012, between the Registrant and Kim R. Tsuchimoto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 12, 2012).

10.35#
Employment Agreement, dated September 25, 2012, between the Registrant and Kathy Powell (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 1, 2012).

10.36
Sales Agreement, dated as of April 30, 2012, by and between Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K, filed on May 1, 2012).

10.37+†	Second Amendment to License Agreement, effective as of October 30, 2012, by and between Raptor Therapeutics, Inc. and The Regents of the University of California.
10.38+†	Loan Agreement, dated as of December 20, 2012, by and among Registrant, HealthCare Royalty Partners II, L.P. and the Guarantors party thereto.

21.1†	Subsidiaries of the Registrant.
23.1†	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant
24.1†	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2†	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer.
*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.6 - 4.9 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009.

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

Dated: March 13, 2013

By : /s/   Georgia Erbez
Georgia Erbez
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher M. Starr, Ph.D. and Georgia Erbez, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Transition Report on Form 10-KT and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Christopher M. Starr		March 13, 2013
Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Georgia Erbez		March 13, 2013
Georgia Erbez	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ Raymond W. Anderson		March 13, 2013
Raymond W. Anderson	Director
/s/ Suzanne L. Bruhn		March 13, 2013
Suzanne L. Bruhn, Ph.D.	Director
/s/ Richard L. Franklin		March 13, 2013
Richard L Franklin, M.D., Ph.D.	Director
/s/ Llew Keltner		March 13, 2013
Llew Keltner, M.D., Ph.D.	Director
/s/ Erich Sager		March 13, 2013
Erich Sager	Director
/s/ Vijay B. Samant		March 13, 2013
Vijay B. Samant	Director
/s/ Timothy P. Walbert		March 13, 2013
Timothy P. Walbert	Director

Financial Statements

The following consolidated financial statements of Raptor Pharmaceutical Corp. and the Independent Registered Public Accounting Firm's Report issued thereon, are incorporated by reference in Part II, Item 8 of this Transition Report on Form 10-KT:

Page
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012, August 31, 2012 and 2011	F-4

Consolidated Statements of Comprehensive Loss for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-5

Consolidated Statements of Stockholders' Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006, the fiscal years ended August 31, 2007, 2008, 2009, 2010, 2011 and 2012 and the four months ended December 31, 2012
F-7

Consolidated Statements of Cash Flows for the four months ended December 31, 2012 and the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-15

Notes to Consolidated Financial Statements	F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Raptor Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Raptor Pharmaceutical Corp. and its subsidiaries (the "Company") (a development stage enterprise) as of December 31, 2012 and August 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' equity (deficit), and cash flows for the 4 month period ended December 31, 2012 and each of the three years in the period ended August 31, 2012, and the cumulative amounts from September 8, 2005 (inception) to December 31, 2012. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-KT at Part IV Item 15(a)(1). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Pharmaceutical Corp. and its subsidiaries as of December 31, 2012 and August 31, 2012 and 2011, and the results of their operations and their cash flows for the four month period ended December 31, 2012 and each of the three years in the period ended August 31, 2012, and the cumulative amounts from September 8, 2005 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Raptor Pharmaceutical Corp.

We have audited the internal control over financial reporting of Raptor Pharmaceutical Corp. and its subsidiaries (the "Company") (a development stage enterprise) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, Raptor Pharmaceutical Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Raptor Pharmaceutical Corp. and its subsidiaries as of December 31, 2012 and August 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' equity (deficit), and cash flows for the four month period ended December 31, 2012 and each of the three years in the period ended August 31, 2012, and for the cumulative amounts from September 8, 2005 (inception) to December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 13, 2013

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands, except for per share data)

	December 31,	August 31,
	2012	2012	2011
Assets
Current assets:
Cash and cash equivalents	$36,313	$23,580	$15,172
Restricted cash	163	169	114
Short-term investments	22,096	15,307	0
Prepaid expenses and other	1,610	3,111	416

Total current assets	60,182	42,167	15,702

Intangible assets, net	2,156	2,205	3,251
Goodwill	3,275	3,275	3,275
Fixed assets, net	416	403	77
Deposits	26	105	105
Deferred offering costs	109	134	152
Debt issuance costs	1,959	0	0

Total assets	$68,123	$48,289	$22,562

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current liabilities:
Accounts payable	$4,599	$1,601	$847
Accrued liabilities	2,150	2,652	2,249
Common stock warrant liability	16,405	17,266	23,575
Deferred rent	6	14	24
Capital lease liability - current	8	8	4
Total current liabilities	23,168	21,541	26,699

Note payable	25,000	0	0
Capital lease liability - long-term	11	13	10
Total liabilities	48,179	21,554	26,709

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 15,000 shares authorized, zero shares issued and outstanding	0	0	0
Common stock, $0.001 par value, 150,000 shares authorized,
52,425, 50,568 and 35,569 shares issued and outstanding
at December 31, 2012, August 31, 2012 and 2011, respectively	52	51	36
Additional paid-in capital	155,945	143,380	73,817
Accumulated other comprehensive loss	(115)	(50)	2
Deficit accumulated during development stage	(135,938)	(116,646)	(78,002)
Total stockholders' equity (deficit)	19,944	26,735	(4,147)

Total liabilities and stockholders' equity	$68,123	$48,289	$22,562

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	For the four months ended	For the year ended August 31,
	December 31, 2012	2012	2011
Revenues	$0	$0	$0

Operating expenses:
General and administrative	8,971	14,723	6,178
Research and development	8,963	21,443	14,788
Total operating expenses	17,934	36,166	20,966

Loss from operations	(17,934)	(36,166)	(20,966)

Interest income	160	340	45
Interest expense	(83)	(3)	(2)
Foreign currency transaction gain	113	145	29
Realized gain (loss) on short-term investments	0	215	0
Unrealized loss on short-term investments	(64)	(2)	0
Adjustment to the fair value of common stock warrants	(1,484)	(3,173)	(16,301)
Net loss	(19,292)	(38,644)	(37,195)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(65)	(52)	10
Comprehensive loss	$(19,357)	$(38,696)	$(37,185)

Net loss per share:
Basic and diluted	$(0.37)	$(0.80)	$(1.15)

Weighted-average shares outstanding used to compute:

Basic and diluted	51,737	48,085	32,327

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	For the year ended	For the period from September 8, 2005 (inception)
	August 31,	to December 31,
	2010	2012
Revenues	$0	$0

Operating expenses:
General and administrative	3,720	40,547
Research and development	9,334	69,644
Total operating expenses	13,054	110,191

Loss from operations	(13,054)	(110,191)

Interest income	26	873
Interest expense	(5)	(202)
Foreign currency transaction gain	0	287
Realized gain (loss) on short-term investments	0	214
Unrealized loss on short-term investments	0	(66)
Adjustment to the fair value of common stock warrants	(5,895)	(26,853)
Net loss	(18,928)	(135,938)
Other comprehensive loss
Foreign currency translation adjustment	(8)	(115)
Comprehensive loss	$(18,936)	$(136,053)

Net loss per share:
Basic and diluted	$(0.85)

Weighted-average shares outstanding used to compute:

Basic and diluted	22,227

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

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

For the year ended August 31, 2007
(In thousands, except for per share data)

				Deficit accumulated
	Common stock		Additional	during the
	Shares	Amount	paid-in capital	development stage	Total

Balance at September 1, 2006	6,908	$7	$5,109	$(969)	$4,147
Exercise of common stock warrants	766	1	1,969	0	1,970
Exercise of common stock options	3	0	8	0	8
Consultant stock-based compensation expense	0	0	96	0	96
Employee stock-based compensation expense	0	0	369	0	369
Net loss	0	0	0	(3,632)	(3,632)

Balance at August 31, 2007	7,677	$8	$7,551	$(4,601)	$2,958

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

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

For the year ended August 31, 2011
(In thousands, except for per share data)

				Accumulated	Deficit accumulated
	Common stock		Additional paid-in	other comprehensive	during development
	Shares	Amount	capital	income (loss)	stage	Total

Balance at August 31, 2010	30,077	$30	$47,618	$(8)	$(40,807)	$6,833
Exercise of common stock warrants	3,340	4	8,909	0	0	8,913
Exercise of common stock options	39	0	96	0	0	96
Consultant stock-based compensation expense	0	0	197	0	0	197
Employee stock-based compensation expense	0	0	1,920	0	0	1,920
Reclassification of the fair value of warrant liabilities upon exercise	0	0	8,506	0	0	8,506
Issuance of common stock to LPC pursuant to an equity line facility at a $3.35 average per share purchase price, net of fundraising costs and commitment shares totaling $174	2,113	2	6,571	0	0	6,573
Foreign currency translation gain	0	0	0	10	0	10
Net loss	0	0	0	0	(37,195)	(37,195)

Balance at August 31, 2011	35,569	$36	$73,817	$2	$(78,002)	$(4,147)

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

For the year ended August 31, 2012
(In thousands, except for per share data)

				Accumulated	Deficit accumulated
	Common stock		Additional paid-in	other comprehensive	during development
	Shares	Amount	capital	income (loss)	stage	Total

Balance at August 31, 2011	35,569	$36	$73,817	$2	$(78,002)	$(4,147)
Exercise of common stock warrants	1,831	2	5,011	0	0	5,013
Exercise of common stock options	160	0	366	0	0	366
Consultant stock-based compensation expense	0	0	72	0	0	72
Employee stock-based compensation expense	0	0	4,487	0	0	4,487
Reclassification of the fair value of warrant liabilities upon exercise	0	0	9,482	0	0	9,482
Issuance of common stock in a follow-on public offering at a $4.00 per share purchase price, net of fundraising costs totaling $3,168	11,500	12	42,822	0	0	42,834
Issuance of common stock pursuant to an at-the-market financing facility at an average per share purchase price of $5.10, net of fundraising costs totaling $360	1,508	1	7,323	0	0	7,324
Foreign currency translation loss	0	0	0	(52)	0	(52)
Net loss	0	0	0	0	(38,644)	(38,644)

Balance at August 31, 2012	50,568	$51	$143,380	$(50)	$(116,646)	$26,735

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

For the four months ended December 31, 2012
(In thousands, except for per share data)

				Accumulated	Deficit accumulated
	Common stock		Additional paid- in	other comprehensive	during development
	Shares	Amount	capital	Income (loss)	stage	Total

Balance at August 31, 2012	50,568	$51	$143,380	$(50)	$(116,646)	$26,735
Exercise of common stock warrants	625	0	1,843	0	0	1,843
Exercise of common stock options	79	0	192	0	0	192
Consultant stock-based compensation expense	0	0	9	0	0	9
Employee stock-based compensation expense	0	0	2,230	0	0	2,230
Reclassification of the fair value of warrant liabilities upon exercise	0	0	2,345	0	0	2,345
Issuance of common stock pursuant to an at-the-market financing facility at an average per share purchase price of $5.34, net of fundraising costs totaling $185	1,153	1	5,946	0	0	5,947
Foreign currency translation loss	0	0	0	(65)	0	(65)
Net loss	0	0	0	0	(19,292)	(19,292)

Balance at December 31, 2012	52,425	$52	$155,945	$(115)	$(135,938)	$19,944

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In thousands, except for per share data)

	For the four months ended	For the year ended August 31,
	December 31, 2012	2012	2011
Cash flows from operating activities:
Net loss	$(19,292)	$(38,644)	$(37,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	2,230	4,487	1,920
Consultant stock-based compensation expense	9	72	197
Fair value adjustment of common stock warrants	1,484	3,173	16,301
Amortization of intangible assets	49	146	153
Depreciation of fixed assets	42	65	78
Unrealized loss on short-term investments	64	0	0
Write-off of intangible assets and other intellectual property	0	900	108
Changes in assets and liabilities:
Prepaid expenses and other	1,501	(2,695)	(130)
Deposits	79	0	(2)
Accounts payable	3,081	754	210
Accrued liabilities	(502)	403	1,119
Deferred rent	(8)	(10)	22
Net cash used in operating activities	(11,263)	(31,349)	(17,219)
Cash flows from investing activities:
Purchase of fixed assets	(55)	(378)	(50)
Purchase of short-term investments	(6,853)	(45,307)	0
Sale of short-term investments	0	30,000	0
Change in restricted cash	6	(54)	(114)
Net cash used in investing activities	(6,902)	(15,739)	(164)
Cash flows from financing activities:
Proceeds from the sale of common stock	0	46,000	0
Proceeds from the sale of common stock under an equity line	0	0	6,740
Proceeds from the sale of common stock under an At-the-Market agreement	6,157	7,684	0
Proceeds from the exercise of common stock warrants	1,843	5,013	8,913
Proceeds from the exercise of common stock options	192	366	96
Proceeds from note payable	25,000	0	0
Fundraising costs	(210)	(3,528)	0
Deferred offering costs	25	18	(152)
Debt issuance costs	(1,959)	0	0
Principal payments on capital lease	(2)	(5)	(5)
Interest payment on note payable	(83)	0	0
Net cash provided by financing activities	30,963	55,548	15,592
Effect of exchange rates on cash and cash equivalents	(65)	(52)	10
Net increase (decrease) in cash and cash equivalents	12,733	8,408	(1,781)
Cash and cash equivalents, beginning of period	23,580	15,172	16,953
Cash and cash equivalents, end of period	$36,313	$23,580	$15,172
Supplemental cash flow information:
Interest paid	$83	$3	$2
Supplemental disclosure of non-cash financing activities:
Common stock issued as fee for equity line	$0	$0	$519
Acquisition of equipment in exchange for capital lease	$0	$13	$14
Fair value of warrant liability reclassified to equity upon exercise	$2,345	$9,482	$8,506

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In thousands, except for per share data)
	For the year ended August 31, 2010	For the cumulative period from September 8, 2005 (inception) to December 31, 2012
Cash flows from operating activities:
Net loss	$(18,928)	$(135,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	217	10,068
Consultant stock-based compensation expense	78	764
Fair value adjustment of common stock warrants	5,895	26,853
Amortization of intangible assets	152	746
Depreciation of fixed assets	72	608
Unrealized loss on short-term investments	0	64
Write-off of intangible assets and other intellectual property	0	1,249
Amortization of capitalized finder's fee	0	102
Capitalized acquisition costs previously expensed	0	38
Changes in assets and liabilities:
Prepaid expenses and other	(79)	(1,510)
Intangible assets	0	(150)
Deposits	(3)	(26)
Accounts payable	24	4,682
Accrued liabilities	(2)	1,470
Deferred rent	3	6
Net cash used in operating activities	(12,571)	(90,974)
Cash flows from investing activities:
Cash acquired in 2009 merger	581	581
Purchase of fixed assets	(20)	(980)
Purchase of short-term investments	0	(52,160)
Sale of short-term investments	0	30,000
Change in restricted cash	0	(163)
Net cash provided by (used in) investing activities	561	(22,722)
Cash flows from financing activities:
Proceeds from the sale of common stock	22,555	85,941
Proceeds from the sale of common stock under an equity line	4,900	11,640
Proceeds from the sale of common stock under an At-the-Market agreement	0	13,841
Proceeds from the exercise of common stock warrants	475	22,754
Proceeds from the exercise of common stock options	64	727
Proceeds from issuance of note payable	0	25,000
Fundraising costs	(2,720)	(8,065)
Deferred offering costs	0	43
Proceeds from the sale of common stock to initial investors	0	310
Debt issuance costs	0	(1,959)
Principal payments on capital lease	(4)	(25)
Interest payment on note payable	0	(83)
Net cash provided by financing activities	25,270	150,124
Effect of exchange rates on cash and cash equivalents	(8)	(115)
Net increase in cash and cash equivalents	13,252	36,313
Cash and cash equivalents, beginning of period	3,702	0
Cash and cash equivalents, end of period	$16,954	$36,313

Supplemental cash flow information:
Interest paid	$4	$100

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financings	$9,677	$16,310
Initial fair value of warrants issued to placement agents in connection with financings	$209	$209
Common stock and warrants issued in connection with reverse merger	$4,417	$4,417
Common stock issued as fee for equity line	$309	$828
Acquisition of equipment in exchange for capital lease	$0	$48
Fair value of warrant liability reclassified to equity upon exercise	$0	$20,333
Notes receivable issued in exchange for common stock	$0	$110
Common stock issued for a finder's fee	$0	$102
Common stock issued in asset purchase	$0	$2,899

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Raptor is a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases. Raptor currently has product candidates in pre-commercial and clinical development designed to potentially treat nephropathic cystinosis, Non-alcoholic Steatohepatitis ("NASH"), Huntington's disease ("HD") and aldehyde dehydrogenase deficiency ("ALDH2"). Raptor's preclinical programs are based upon bioengineered novel drug candidates that are designed to target cancer and other diseases.
The Company is subject to a number of risks, including: the need to raise capital through equity and/or debt financings; the uncertainty whether the Company's research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled "Risk Factors" included elsewhere in this Transition Report on Form 10-KT.

Change in Fiscal Year End

On December 4, 2012 Raptor's Board of Directors approved a change in its fiscal year end from August 31 to December 31.  The change became effective at the end of the four months ended December 31, 2012.  All references to "fiscal years" or "years" prior to this change refer to the twelve-month fiscal period covering September 1 through August 31, and each year after December 31, 2012, the fiscal year covers January 1 through December 31.
Results of Operations
	For the four months ended December 31,
(in millions)	2012	2011
		(Unaudited)
Revenues	$0	$0
Operating expenses:
General and administrative	9.0	3.2
Research and development	8.9	6.3
Total operating expenses	17.9	9.5
Net loss	(19.3)	(16.1)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation
The Company's consolidated financial statements include the accounts of the Company's direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Inc., formerly known as Raptor Therapeutics Inc. which merged with Raptor Discoveries Inc. in December 2012 prior to changing its name and Raptor European Products, LLC, such subsidiaries incorporated in Delaware on August 1, 2007, and February 14, 2012, respectively, and Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and RPTP European Holdings C.V., domiciled in the Netherlands on December 15, 2009, in France on October 30, 2012 and in the Grand Caymans on February 16, 2012, respectively. All inter-company accounts have been eliminated. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Through December 31, 2012, the Company had accumulated losses of approximately $135,938. Management expects to incur further losses for the foreseeable future. Management believes that the Company's cash, cash equivalents and short term investments as of December 31, 2012 of approximately $58,409 will be sufficient to meet the Company's operating requirements and obligations into the fourth calendar quarter of 2013. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance future cash needs primarily through proceeds from equity or debt financings and collaborative agreements with corporate partners or through a business combination with a company that has such financing in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. The Company cannot assure that such financing or transaction will be available on acceptable terms, or at all. The uncertainty of this situation raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the failure to continue as a going concern.

RAPTOR PHARMACEUTICAL CORP.

  (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

The Company's independent registered public accounting firm has audited the Company's consolidated financial statements for the four months ended December 31, 2012 and the years ended August 31, 2012 and 2011 and for the period from September 8, 2005 (inception) to December 31, 2012. The March 13, 2013 audit opinion included a paragraph indicating substantial doubt as to the Company's ability to continue as a going concern due to the fact that the Company is in the development stage and has not generated any revenue or sustained operating profits to date.
(b)  Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(c)  Functional Currency
The Company's consolidated functional currency is the U.S. dollar. Raptor Pharmaceuticals Europe B.V. ("BV"), Raptor Pharmaceuticals France SAS ("SAS") and RPTP European Holdings C.V. ("CV"), the Company's European subsidiary, French subsidiary and Cayman-based subsidiary, respectively, use the European Euro as their functional currency. At each quarter end, BV's and the CV's balance sheets are translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of comprehensive loss are translated into U.S. dollars based upon an average of the Euro's value between the beginning and end date of the reporting period. BV's and CV's equity are adjusted for any translation gain or loss.
(d)  Fair Value of Financial Instruments
The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, restricted cash, prepaid expenses, accounts payable, accrued liabilities, note payable and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements. The warrant liability is carried at fair value which is determined using the Black-Scholes option valuation model at the end of each reporting period.
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
(f)  Short-term Investments
The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its idle cash. Short-term investments consisted of:

	December 31,	August 31,
	2012	2012	2011
Short-term duration government fund	$22,096	$15,307	$0
Total short-term investments	$22,096	$15,307	$0

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Such investments are not insured by the Federal Deposit Insurance Corporation. The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of December 31, 2012. The investments are placed in financial institutions with strong credit ratings and management expects full recovery of the carrying amounts.
(g) Prepaid Expenses and Other

Prepaid expenses consists primarily of advance payments to vendors that are due within one year.  Other consists primarily of a receivable of $48 resulting from a timing difference in the receipt of cash proceeds from the sale of common stock under the Company's At-The-Market Sales Agreement as discussed in Note 10 below.
(h)  Deferred Offering Costs
Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.
(i)  Note Payable and Debt Issuance Costs
Note payable, which consists of the Company's loan agreement with HealthCare Royalty Partners ("HC Royalty"), as lender, under which it agreed to borrow $50 million in two $25 million tranches (the "HC Royalty Loan") and it has drawn the first tranche in the amount of $25 million, is stated at the borrowed amount as of December 31, 2012.  The loan bears interest at an annual fixed rate of 10.75%, and quarterly interest payments are included in interest expense in the consolidated statements of comprehensive loss for the four month period ended December 31, 2012.  Principal payments, when made, reduce the note payable balance. There is a synthetic royalty component based on sales of products in a calendar year, and such royalty is payable quarterly.  As of December 31, 2012, there were no royalty payments since the Company had no approved products that generate revenue.  Upon regulatory approval, if at all, of RP103 for cystinosis, such synthetic royalty will be due to HC Royalty.
Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the interest method. The amortization of debt issuance costs is included in interest expense in the consolidated statements of comprehensive loss for the four months ended December 31, 2012.
(j)  Intangible Assets
Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as RP103) and to an out-license acquired in the 2009 Merger. The intangible assets related to RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.
(k)  Goodwill
Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger. Goodwill is reviewed annually, or when an indication of impairment exists. An impairment analysis is performed, and if necessary, a resulting write-down in valuation is recorded.
(l)  Fixed Assets
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

(m)  Impairment of Long-Lived Assets
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

As of August 31, 2012, the Company had determined that the capitalized acquired in-process research and development cost of $0.9 million, representing the tezampanel and NGX 426 program acquired in its 2009 Merger, was impaired due to its decision to discontinue development for thrombosis due to some regulatory hurdles that would require significant expenditures which the Company chose not to prioritize for funding.  As such, the Company expensed $0.9 million as in-process research and development as part of research and development expense on its consolidated statements of comprehensive loss for the year ended August 31, 2012.  The Company did not recognize any additional impairment losses for the four months ended December 31, 2012
(n)  Common Stock Warrant Liabilities
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
(o)  Income Taxes
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
The Company's effective tax rate is 0% for income tax for the four months ended December 31, 2012 (stub period tax year). Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on the Company's net deferred tax assets.
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
The Company's continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, there was no accrued interest and penalties related to uncertain tax positions.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

The Company files U.S. Federal, California, Georgia, Massachusetts, North Carolina and Ohio state income tax returns and Dutch income tax returns. The Company is currently not subject to any income tax examinations. Due to the Company's NOLs, generally all tax years remain open.
(p)  Research and Development
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
(q)  In-Process Research and Development
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
 (r)  Net Loss per Share
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

	December 31,	August 31,
	2012	2012	2011
Warrants to purchase common stock	4,563	5,188	7,019
Options to purchase common stock	7,791	6,125	3,581
Total potentially dilutive securities	12,354	11,313	10,600

Net loss per share, basic and diluted, was $(0.37), $(0.80), $(1.15) and $(0.85) for the four months ended December 31, 2012 and the years ended August 31, 2012, 2011 and 2010, respectively.
(s)  Comprehensive Loss
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

(t)  Stock Option Plan
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

 (u)  Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the Company has only one reporting unit, which has a fair value higher than its carrying amount, since adoption of ASU 2011-08, it had no material impact on its consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted).  The Company adopted these standards on March 1, 2012 and determined that ASU 2011-04 did not have a material impact on its consolidated financial statements.
In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The amendments affect various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics. These provisions do not amend the effective date of the original pronouncements and there is no transition guidance. The Company reviewed ASU 2012-03 and determined that it did not have a material impact on the Company's consolidated financial statements.
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, or ASU 2012-04, which makes certain technical corrections and "conforming fair value amendments" to the FASB Accounting Standards Codification. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012.  The Company adopted these standards on November 1, 2012 and determined that it did not have a material impact on the Company's consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(3)  INTANGIBLE ASSETS AND GOODWILL
On December 14, 2007, the Company acquired the intellectual property and other rights to develop RP103 to treat various clinical indications from the University of California at San Diego ("UCSD") by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company ("Encode"), which held the intellectual property license with UCSD. The intangible assets acquired in the merger with Encode were recorded at approximately $2.6 million, primarily based on the value of the Company's common stock and warrants issued to the Encode stockholders.
Intangible assets recorded as a result of the 2009 Merger were approximately $0.2 million as discussed in Note 10 below.
Summary of intangibles acquired as discussed above:

	December 31,	August 31,
	2012	2012	2011
Intangible asset (IP license for RP103) related to the Encode merger	$2,620	$2,620	$2,620
Intangible assets (out-license) related to the 2009 Merger	240	240	240
In-process research and development (IP license for tezampanel/NGX426) related to the 2009 Merger (written off on 8/31/12)	0	0	900
Total intangible assets	2,860	2,860	3,760
Less accumulated amortization	(704)	(655)	(509)
Intangible assets, net	$2,156	$2,205	$3,251

The intangible assets related to RP103 are being amortized monthly over 20 years, which are the lives of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license will be amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.  As of August 31, 2012, the Company had determined that the capitalized acquired in-process research and development cost or $900, representing the tezampanel and NGX 426 program acquired in the 2009 Merger, was impaired due to the Company's decision to discontinue development for thrombosis due to some regulatory hurdles that would require significant expenditures which the Company chose not to prioritize for funding.  The Company performed an impairment analysis and determined that the fair value of this intangible asset was zero.  As such, the Company expensed $900 as in-process research and development as part of research and development expense on the Company's consolidated statements of comprehensive loss for the year ended August 31, 2012.  During the four months ended December 31, 2012, there was no impairment recognized.
During the four months ended December 31, 2012, the years ended August 31, 2012, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to December 31, 2012, the Company amortized $49, $146, $153, $152 and $746, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

The following table summarizes the actual and estimated amortization expense for intangible assets for the periods indicated:

Amortization period	Amortization expense
September 8, 2005 (inception) to August 31, 2006 – actual	$4
Fiscal year ended August 31, 2007 – actual	8
Fiscal year ended August 31, 2008 – actual	95
Fiscal year ended August 31, 2009 – actual	139
Fiscal year ended August 31, 2010 – actual	152
Fiscal year ending August 31, 2011 – actual	153
Fiscal year ending August 31, 2012 – actual	146
Four months ended December 31, 2012 – actual	49
Fiscal year ending December 31, 2013 – estimate	146
Fiscal year ending December 31, 2014 – estimate	146
Fiscal year ending December 31, 2015 – estimate	146
Fiscal year ending December 31, 2016 – estimate	146
Fiscal year ending December 31, 2017 – estimate	146

Goodwill of $3,275 represents the excess of total consideration recorded for the 2009 Merger over the value of the assets assumed.  The Company tested the carrying value of goodwill for impairment as of December 31, 2012 and determined that there was no impairment.  Intangibles are tested for impairment whenever events indicate that their carrying values may not be recoverable.  During the year ended August 31, 2012, the tezampanel/NGX426 asset was written off with a carrying value of $900 and during the year ended August 31, 2011, the NeuroTrans™ asset was written off with a carrying value of $108 due to the termination of a collaboration agreement.

 (4)  FIXED ASSETS
 Fixed assets consisted of:

	December 31,	August 31,
Category	2012	2012	2011	Estimated useful lives
Leasehold improvements	$146	$146	$125	Shorter of life of asset or lease term
Office furniture	35	3	3	7 years
Laboratory equipment	593	569	285	5 years
Computer hardware and software	204	205	131	3 years
Capital lease equipment	27	26	14	Shorter of life of asset or lease term
Total at cost	1,005	949	558
Less: accumulated depreciation	(589)	(546)	(481)
Total fixed assets, net	$416	$403	$77

Depreciation expense for the four months ended December 31, 2012, the years ended August 31, 2012, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to December 31, 2012 was $42, $65, $78, $72 and $608, respectively. Accumulated depreciation on capital lease equipment was $8, $6 and zero as of December 31, 2012, August 31, 2012 and 2011, respectively.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each reporting period. Assets and liabilities measured at fair value on a recurring basis at December 31, 2012, August 31, 2012 and 2011 are summarized as follows:

Assets	Level 1	Level 2	Level 3	December 31, 2012
Fair value of cash equivalents	$35,069	$0	$0	$35,069
Restricted cash	0	163	0	163
Short-term investments	22,096	0	0	22,096
Total	$57,165	$163	$0	$57,328
Liabilities
Fair value of common stock warrants	$0	$0	$16,405	$16,405
Total	$0	$0	$16,405	$16,405

Assets	Level 1	Level 2	Level 3	August 31, 2012
Fair value of cash equivalents	$13,162	$0	$0	$13,162
Restricted cash	0	169	0	169
Short-term investments	15,307	0	0	15,307
Total	$28,469	$169	$0	$28,638
Liabilities
Fair value of common stock warrants	$0	$0	$17,266	$17,266
Total	$0	$0	$17,266	$17,266

Assets	Level 1	Level 2	Level 3	August 31, 2011
Fair value of cash equivalents	$13,856	$0	$0	$13,856
Restricted cash	0	114	0	114
Short-term investments	0	0	0	0
Total	$13,856	$114	$0	$13,970
Liabilities
Fair value of common stock warrants	$0	$0	$23,575	$23,575
Total	$0	$0	$23,575	$23,575

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Cash equivalents and short-term investments represent the fair value of the Company's investment in four money markets and one short-term bond fund as of December 31, 2012 and August 31, 2012 and three money market accounts as of August 31, 2011.  As of December 31, 2012 and August 31, 2012, the fair value of the Company's common stock warrant liability decreased resulting primarily from decrease in warrants outstanding due to warrants exercised, partially offset by an increase in the Company's common stock price compared to the stock price as of the prior fiscal year end.
Cash equivalents represent the fair value of the Company's investment in four money market accounts as of December 31, 2012 and three money market accounts as of August 31, 2012 and 2011.
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

For the four months ended December 31, 2012 and the years ended August 31, 2012, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to December 31, 2012, as a result of the marking-to-market of the warrant liability at period-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of $1.5 million, $3.2 million, $16.3 million and $26.9 million, respectively, in the line item adjustment to fair value of common stock warrants in its consolidated statements of comprehensive loss.  See Note 11 for further discussion on the calculation of the fair value of the warrant liability. Below is the activity of the warrant liabilities (in millions):

	Four months ended
	December 31,	Fiscal year ended August 31,
	2012	2012	2011
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of period	$2.9	$5.9	$5.8
December 2009 direct offering warrants exercised	(0.5)	(4.8)	(2.7)
Adjustment to mark to market common stock warrants	0.2	1.8	2.8
December 2009 direct offering common stock warrant liability at end of period	2.6	2.9	5.9
Fair value of August 2010 private placement warrants (including broker warrants) at beginning of period	14.4	17.7	9.9
August 2010 private placement warrants exercised	(1.9)	(4.7)	(0.7)
Adjustment to mark to market common stock warrants	1.3	1.4	8.5
August 2010 private placement common stock warrant liability at fair value at end of period	13.8	14.4	17.7
Total warrant liability at end of period	$16.4	$17.3	$23.6

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
The Company's reported net loss was $19.3 million for the four months ended December 31, 2012. If the Company's December 31, 2012 closing stock price had been 10% lower, its net loss would have been approximately $2.0 million lower. If the Company's August 31, 2012 closing stock price had been 10% higher, its net loss would have been approximately $2.0 million higher
If the Company's December 31, 2012 volatility assumption had been 10% lower, the Company's net loss would have been approximately $0.7 million lower. If the Company's December 31, 2012 volatility assumption had been 10% higher, our net loss would have been approximately $0.7 million higher.
(6)  NOTE PAYABLE
On December 20, 2012, the Company entered into a loan agreement with HealthCare Royalty Partners ("HC Royalty"), as lender, under which it agreed to borrow $50.0 million in two $25.0 million tranches (the "HC Royalty Loan") and it has drawn the first tranche in the amount of $25.0 million.  The Company's loan agreement with HC Royalty includes a variety of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  To secure the performance of our obligations under the HC Royalty Loan, the Company granted a security interest to HC Royalty in substantially all of its assets, the assets of its subsidiaries and a pledge of stock of certain of its subsidiaries.  The Company's failure to comply with the terms of the HC Royalty Loan agreement and related documents, the occurrence of a change of control of the Company or the occurrence of an uncured material adverse effect on the Company, or Raptor Pharmaceuticals, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty Loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of its indebtedness to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, the Company's pledged collateral and assign and transfer the pledged stock of certain of its subsidiaries.  Further, HC Royalty may terminate its commitment to fund the second $25.0 million tranche upon the occurrence of any such event prior to the funding of such tranche.
As of December 31, 2012, the loan balance was $25.0 million.  The loan bears interest at an annual fixed rate of 10.75% and there is a synthetic royalty component based on sales of products in a calendar year, and such royalty is payable quarterly.  As of December 31, 2012 there were no royalty payments since the Company had no approved products that generate revenue. Upon regulatory approval, if at all, of RP103 for cystinosis, such synthetic royalty will be due to HC Royalty. Principal payments under the HC Royalty Loan will become due beginning on the ninth quarterly payment date occurring after the date the second $25.0 million tranche is funded (if at all) and, in the case of the first tranche loan, in no event later than March 31, 2017.
Debt issuance costs, which were capitalized and included in other long-term assets in the Company's consolidated balance sheets, are being amortized over the life of the loan using the interest method. Unamortized debt issuance costs totaled $2.0 million as of December 31, 2012.  Amortization expense was nominal for the four months ended December 31, 2012.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(7)  ACCRUED LIABILITIES
Accrued liabilities consisted of:
	December 31,	August 31,
	2012	2012	2011
Clinical trial and related costs	$641	$841	$1,303
Accrued bonuses	502	746	479
Accrued vacation and employee benefits	420	307	143
Salaries and wages	322	94	125
Consulting - general and administrative	167	292	18
Legal fees	44	149	165
Other	31	115	13
Auditing and tax preparation fees	23	108	3
Total accrued liabilities	$2,150	$2,652	$2,249

(8)  STOCK OPTION PLANS
Effective September 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with ASC 718. Prior to September 1, 2006, the Company accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under ASC 718, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2006, based on the grant date value estimated in accordance with the original provisions of ASC 718; and (ii) quarterly amortization related to all stock option awards granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In addition, the Company records consulting expense over the vesting period of stock options granted to consultants. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method.  Employee stock-based compensation expense for the four months ended December 31, 2012, years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012 was $2,230, $4,487, $1,920, $217 and $10,067, respectively, of which cumulatively $8,022 was included in general and administrative expense and $2,045 was included in research and development expense. No employee stock compensation costs were recognized for the period from September 8, 2005 (inception) to August 31, 2006, which was prior to the Company's adoption of ASC 718.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Expected
	Risk-free	life of stock	Annual
Period*	interest rate	option	volatility
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%
Year ended August 31, 2007	4 to 5%	8 years	100%
Year ended August 31, 2008	2 to 3.75%	8 years	109 to 128%
Year ended August 31, 2009	1.5 to 3.2%	7 years	170 to 240%
Year ended August 31, 2010	2.1 to 3.1%	6 to 7 years	55 to 245%
Year ended August 31, 2011	1.6 to 2.4%	6 years	88 to 116%
Year ended August 31, 2012	0.68 to 1.2%	5 to 6 years	121 to 125%
Four months ended December 31, 2012	0.68 to 0.7%	5 years	95%

*	Dividend rate is 0% for all periods presented.
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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the four months ended December 31, 2012, the years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012 was $9, $72, $197, $78 and $764, respectively, of which cumulatively $147 was included in general and administrative expense and $617 was included in research and development expense.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

	Option shares	Weighted-average exercise price	Exercisable	Weighted-average fair value of options granted
Outstanding at September 8, 2005	0	$0	0	$0
Granted	580	2.64	0	2.47
Exercised	0	0	0	0
Canceled	0	0	0	0
Outstanding at August 31, 2006	580	2.64	4	2.47
Granted	107	2.56	0	2.31
Exercised	(3)	2.57	0	2.40
Canceled	0	0	0	0
Outstanding at August 31, 2007	684	2.63	273	2.45
Granted	223	2.27	0	2.21
Exercised	0	0	0	0
Canceled	0	0	0	0
Outstanding at August 31, 2008	907	2.54	601	2.39
Granted	82	1.13	0	1.04
Exercised	0	0	0	0
Canceled	0	0	0	0
Outstanding at August 31, 2009	989	2.42	826	2.40
Granted	303	2.29	161	1.24
Assumed in the 2009 Merger	161	114.12	158	2.63
Exercised	(38)	1.69	0	1.49
Canceled	(24)	142.42	0	2.00
Outstanding at August 31, 2010	1,391	14.25	1,089	1.87
Granted	2,232	3.39	835	2.54
Exercised	(39)	2.44	0	2.02
Canceled	(3)	1,088.33	0	0
Outstanding at August 31, 2011	3,581	6.64	1,881	2.30
Granted	2,722	5.38	1,279	4.62
Exercised	(160)	2.28	0	1.72
Canceled	(18)	119.27	0	0.02
Outstanding at August 31, 2012	6,125	5.87	2,995	3.37
Granted	1,759	5.36	578	3.84
Exercised	(79)	2.45	0	1.79
Canceled	(14)	6.16	0	4.49
Outstanding at December 31, 2012	7,791	5.79	3,494	3.48

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

The weighted-average intrinsic values of stock options outstanding and expected to vest as of December 31, 2012 was $10,150. The weighted average intrinsic values of stock options exercisable as of December 31, 2012 was $6,920.

The weighted-average intrinsic values of stock options outstanding and expected to vest as of August 31, 2012 and 2011 were $5,947 and $5,783, respectively. The weighted average intrinsic values of stock options exercisable as of August 31, 2012 and 2011 were $4,323 and $3,302, respectively.

There were 1,947 options available for grant as of December 31, 2012 under the 2010 Equity Incentive Plan, as amended (the "Plan"), which was approved by the Company's board of directors as of February 2, 2010 and approved by its stockholders on March 9, 2010. On April 7, 2011, the Company's stockholders passed amendments to the Plan which allow for an increase of the grant pool based upon 5% of the Company's common stock outstanding as of April 7, 2011, August 31, 2011 and August 31, 2012 up to an aggregate maximum increase of 6,000 shares.  The April 7, 2011, August 31, 2011 and August 31, 2012 replenishments added 1,630, 1,778 and 2,528 shares, respectively, available for grant under the Plan.  The amendments also allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the Plan.  In September 2011, the Company's board of directors approved an amended and restated form of award agreement under the Plan, which will be used for awards granted on or after September 22, 2011.  The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the Plan that are vested as of such termination date due to (a) an employee's or a non-employee director's retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with us prior to such retirement, (b) the termination of a non-employee director's board membership for reasons other than for cause or retirement and (c) an employee's or a non-employee director's death (during his or her continuous service with us or within 90 days' of such continuous service with us) or permanent disability, to eighteen (18) months from the date of termination of continuous service with the Company.  No further grants will be made under any previous or assumed stock option plans.  As of December 31, 2012, the options outstanding under all of the Company's stock option plans consisted of the following (in thousands, except per share data):

	Options outstanding				Options vested and exercisable
Range of exercise prices	Number of options outstanding and expected to vest		Weighted- average remaining contractual life	Weighted- average exercise price	Number of options exercisable		Weighted-average exercise price
($)	(#	)	(years)	($)	(#	)	($)
$0 to $1.00	9		6.29	$0.85	7		$0.85
$1.01 to $2.00	79		6.46	1.78	74		1.76
$2.01 to $3.00	1,353		5.89	2.66	1,075		2.61
$3.01 to $4.00	1,764		7.90	3.50	1,229		3.52
$4.01 to $5.00	310		8.90	4.79	87		4.71
$5.01 to $6.00	3,884		9.16	5.27	899		5.18
$6.01 to $7.00	278		9.17	6.48	66		6.50
$7.01 to $8.00	70		9.13	7.75	14		7.75
$8.01 to $965.00	44		2.72	249.43	43		249.43
	7,791		8.23	5.79	3,494		6.80

At December 31, 2012, the total unrecognized compensation cost was approximately $15.5 million. The weighted-average period over which it is expected to be recognized is 3 years.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(9)  INCOME TAXES
The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	December 31,		August 31,
	2012		2012		2011		2010
Federal tax (benefit) at statutory rate	$(6,536)	-34.00%	$(13,111)	-34.00%	$(12,679)	-34.00%	$(6,391)	-34.00%
State tax (benefit) at statutory rate, net of federal tax benefit	(715)	-3.72%	(1,069)	-2.77%	(2,247)	-6.03%	(953)	-5.07%
Change in valuation allowance	2,349	12.22%	4,775	12.38%	19,278	51.70%	6,068	32.28%
Research and development credits	0	0.00%	(1,034)	-2.68%	(1,831)	-4.91%	(708)	-3.77%
Fair market value of warrants	505	2.62%	1,079	2.80%	5,543	14.86%	2,004	10.66%
Qualified Therapeutic Discovery Project Grant income	0	0.00%	0	0.00%	(297)	-0.80%	0	0.00%
Intangible asset basis allocation	1,670	8.69%	2,952	7.66%	(8,633)	-23.15%	(20)	-0.11%
Stock-based compensation - ISO	755	3.93%	1,525	3.95%	493	1.32%	2	0.01%
Foreign losses not benefited	1,995	10.38%	3,848	9.98%	0	0.00%	0	0.00%
Other	(23)	-0.12%	1,035	2.68%	373	1.01%	(2)	0.00%
Provision for income taxes	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%

Deferred tax assets (liabilities) consist of the following:
		August 31,
	December 31, 2012	2012	2011
Deferred tax assets
Net operating loss carryforwards	$19,514	$18,075	$14,940
Capitalized start-up costs	11,160	8,946	6,636
Stock option expense	425	462	462
Research credit	7,970	7,873	6,275
Capital loss carryforwards	0	0	0
Basis difference for fixed assets and intangibles	3,786	5,766	7,560
Accruals	330	105	138
Other	(50)	(441)	0
Valuation allowance	(43,135)	(40,786)	(36,011)
Gross deferred tax asset	$0	$0	$0

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

As of December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $45.0 million and $63.1 million respectively, which expire beginning after the fiscal year ended 2022 and 2016, respectively. As of December 31, 2012 the Company had federal and state research development credits of $7.5 million and $0.7 million respectively.  The federal credits expire beginning after the fiscal year ended 2026 and the state credits have no expiration. Due to U.S. federal legislation on January 2, 2013 extending federal research development tax credits from January 1, 2012 to December 31, 2012, the Company will record an additional $4.7 million of credits in the tax year 2013.
The valuation allowance increased approximately $2.3 million during the period ending December 31, 2012, primarily as a result of current year losses and tax credits.
Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.
On September 1, 2009 the Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes.  In connection with the adoption, the Company has analyzed filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
On September 1, 2009 the FASB issued Accounting Standards Update (ASU) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  Under this new codification, FIN 48 has been incorporated into ASC Topic 740-10.  As with FIN 48, ASC 740-10 requires entities following GAAP to identify uncertain tax positions and disclose any potential tax liability on their financial statements using a two-step process, which includes recognition and measurement. As of December 31, 2012, the Company has no unrecognized tax benefits and has recorded no liability related to uncertain tax positions.
Due to net operating loss and research credit carryforwards, substantially all of the Company's tax years, from 2001 through 2012, remain open to U.S. federal, state and foreign tax examinations.  The Company did not record a change in its unrecorded tax benefits during the four months ended December 31, 2012, and cannot with certainty predict if a change in its unrecorded tax benefits will occur in the next 12 months.
The Company is not aware of any pending income tax audits.  Significant components of the Company's deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, stock based compensation and research credits.  Due to the Company's lack of earning history, any deferred assets recorded have been fully offset by a valuation allowance reserve.
Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2012, there was no accrued interest and penalties related to uncertain tax positions.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(10)  ISSUANCE OF COMMON STOCK
                    As of December 31, 2012, there were 52,425 shares of the Company's common stock outstanding.
ISSUANCE OF COMMON STOCK PURSUANT TO COMMON STOCK WARRANT EXERCISES AND STOCK OPTION EXERCISES
During the four months ended December 31, 2012, the Company received approximately $1.8 million from the exercise of warrants in exchange for the issuance of approximately 0.6 million shares of the Company's common stock respectively.  During the cumulative period from September 8, 2005 (inception) through December 31, 2012, the Company received approximately $22.8 million from the exercise of warrants in exchange for the issuance of an aggregate of approximately 9.5 million shares.
During the four months ended December 31, 2012, the Company received approximately $0.2 million from the exercise of stock options in exchange for the issuance of approximately 78 shares of the Company's common stock, respectively.  For the cumulative period from September 8, 2005 (inception) through December 31, 2012, the Company received $0.7 million from the exercise of stock options resulting in the issuance of approximately 319 shares of common stock.
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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

MERGER OF RAPTOR'S CLINICAL DEVELOPMENT SUBSIDIARY AND ENCODE PHARMACEUTICALS, INC.
As a result of the merger with Encode, the Company received the exclusive worldwide license to RP103 (as the same has been amended, the "License Agreement"), developed by clinical scientists at the UCSD, School of Medicine. RP103 is a proprietary enterically coated formulation of cysteamine bitartrate, a cystine depleting agent currently approved by the U.S. Food and Drug Administration ("FDA"). Cysteamine bitartrate is prescribed for the management of the genetic disorder known as nephropathic cystinosis ("cystinosis"), a lysosomal storage disease. The active ingredient in RP103 has also demonstrated potential in studies as a treatment for other metabolic and neurodegenerative diseases, such as Huntington's disease and NASH.
In consideration of the grant of the license, the Company will be obligated to pay an annual maintenance fee until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging in size for orphan and  non-orphan indications upon the occurrence of certain events, if ever; royalties ranging in size on commercial net sales from products developed pursuant to the License Agreement; a percentage of sublicense fees; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years from the effective date of the License Agreement, depending on the indication. To the extent that the Company fails to perform any of the obligations, UCSD may terminate the license or otherwise cause the license to become non-exclusive. Cumulatively, Raptor has expensed $910 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington's disease and NASH and on regulatory filings in cystinosis.  In March 2012, the Company filed its Marketing Authorization Application ("MAA") with the European Medicines Agency ("EMA"), as well as its New Drug Application ("NDA") with the FDA, for RP103 for the potential treatment of cystinosis. In conjunction with the achievement of MAA/NDA filing milestone, the Company paid a milestone payment to UCSD pursuant to this license.  Future milestones will be payable if the MAA and NDA for cystinosis are approved.
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
2009 MERGER AND NASDAQ LISTING
On September 29, 2009, the Company, formerly known as TorreyPines Therapeutics, Inc. ("TorreyPines") and RPC completed a reverse merger. The Company changed its name to "Raptor Pharmaceutical Corp." and commenced trading on September 30, 2009 on the NASDAQ Capital Market under the ticker symbol "RPTP". Effective February 29, 2012, our common stock commenced trading on the NASDAQ Global Market.
In connection with the exchange of shares in the merger, immediately after the effective time of such merger, RPC and the Company's stockholders owned 95% and 5% of the outstanding shares of the combined company, respectively. RPC stockholders received (as of immediately prior to such merger) 17,881 shares of the combined company's common stock in exchange for the 76,703 shares of RPC's common stock outstanding immediately prior to the closing of the merger. On September 29, 2009, immediately prior to the effective time of such merger, the Company's board of directors, with the consent of RPC's board of directors, acted to effect a reverse stock split of 1-for-17. Due to the reverse stock split implemented by the Company, the 15,999 shares of the Company's common stock outstanding immediately prior to the closing of the merger became 941 shares of the combined Company's common stock.

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
The combined company is headquartered in Novato, California and is managed by Christopher M. Starr, Ph.D., as Chief Executive Officer and director, Julie Smith as Chief Operations Officer, Georgia Erbez as Chief Financial Officer, Todd C. Zankel, Ph.D. as Chief Scientific Officer, Ted Daley as Chief Business Officer and Patrice P. Rioux., M.D., Ph.D. as Chief Medical Officer.
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
In connection with the Direct Offering, following execution of the Placement Agent Agreement, the Company also entered into a definitive securities purchase agreement (the "Direct Offering Purchase Agreement"), dated as of December 17, 2009, with 33 investors set forth on the signature pages thereto (collectively, the "Direct Offering Investors") with respect to the Direct Offering of the Units, whereby, on an aggregate basis, the Direct Offering Investors agreed to purchase 3,748 Units for a negotiated purchase price of $2.00 per Unit, amounting to gross proceeds of approximately $7.5 million and net proceeds after commissions and expenses of approximately $6.2 million. Each Unit consists of one share of the Company's common stock, one Series A Warrant exercisable for 0.5 of a share of the Company's common stock and one Series B Warrant exercisable for 0.5 of a share of the Company's common stock. The shares of the Company's common stock and the Warrants were issued separately. The Series A Warrants were exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue. The Series B Warrants were exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue. The Investor Warrants have a per share exercise price of $2.45. At closing of the financing, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%). Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, the Investor Warrants and the Placement Agent Warrants are classified as a liability, as discussed further below in Note 11.

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
Sales in the ATM offering are being made pursuant to the prospectus supplement dated April 30, 2012, as amended by Amendment No. 1 dated June 28, 2012, which supplements the Company's prospectus dated February 3, 2012, filed as part of the shelf registration statement that was declared effective by the SEC on February 3, 2012.  Through December 31, 2012, the Company sold 2,660 shares under the ATM at a weighted-average selling price of $5.20 per share for net proceeds of approximately $13.3 million.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)
 (11)  WARRANTS
The table reflects the number of common stock warrants outstanding as of December 31, 2012:

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233	$2.87		12/13/2015
Issued to placement agents in May / June 2008	433	$2.36		5/21/2013
Issued to placement agents in August 2009	65	$1.50		8/21/2014
TorreyPines warrants assumed in 2009 Merger	8	$80.86	*	6/11/2013-9/26/2015
Issued to registered direct investors in December 2009	631	$2.45		12/22/2014
Issued to private placement investors in August 2010	3,095	$3.075		8/12/2015
Issued to placement agent in August 2010	98	$3.075		8/12/2015

Total warrants outstanding	4,563	$3.03	*

*	Weighted-average exercise price
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
A Black-Scholes option-pricing model was used to obtain the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at December 31, 2012, August 31, 2012 and 2011:

				August 2010 private placement
	December 2009 equity financing			Investors and placement agent
		August 31,			August 31,
	December 31, 2012	2012	2011	December 31, 2012	2012	2011
Fair value ($ millions)	$2.6	$2.9	$5.9	$13.8	$14.4	$17.7
Black-Scholes inputs:
Stock price	$5.85	$4.97	$4.73	$5.85	$4.97	$4.73
Exercise price	$2.45	$2.45	$2.45	$3.075	$3.075	$3.075
Risk free interest rate	0.25%	0.22%	0.38%	0.31%	0.30%	0.70%
Volatility	100%	125%	116%	112%	125%	116%
Expected term (years)	2.00	2.25	3.25	2.50	3.00	4.00
Dividend	0	0	0	0	0	0

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

For the four months ended December 31, 2012 and the years ended August 31, 2012, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to December 31, 2012, as a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded losses of approximately $1.5 million, $3.2 million, $16.3 million, $5.9 million and $26.9 million, respectively, in the line item adjustment to fair value of common stock warrants in its consolidated statements of comprehensive loss. See Note 5 for further discussion on the marking-to-market of the warrant liability.
(12)  COMMITMENTS AND CONTINGENCIES
CONTRACTUAL OBLIGATIONS WITH UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE (RP103) LICENSE
The Company is obligated to pay an annual maintenance fee to UCSD for the exclusive license to develop RP103 for certain indications until it begins commercial sales of any products developed pursuant to the License Agreement. In addition to the maintenance fee, the Company will be obligated to pay during the life of the License Agreement: milestone payments ranging in size for orphan and non-orphan indications and upon the occurrence of certain events, if ever; royalties ranging in size on commercial net sales from products developed pursuant to the License Agreement; a percentage of sublicense fees; a percentage of sublicense royalties; and a minimum annual royalty commencing the year the Company begins commercially selling any products pursuant to the License Agreement, if ever. Under the License Agreement, the Company is obligated to fulfill predetermined milestones within a specified number of years from the effective date of the License Agreement, depending on the indication. In addition, the Company is obligated to, among other things, secure $1.0 million in funding prior to December 15, 2008 (which the Company has fulfilled by raising $10.0 million in its May/June 2008 private placement) and annually spend a certain amount for the development of products (which, as of its fiscal years ended August 31, 2012, 2011, 2010 and 2009, the Company has fulfilled by spending approximately $20.9 million, $11.3 million, $6.2 million and $4.1 million, respectively, on such programs) pursuant to the License Agreement. Cumulatively, the Company has expensed $910 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington's disease and NASH and on regulatory filings in cystinosis.  In March 2012, the Company filed its MAA with the EMA, as well as its NDA with the FDA for RP103 for the potential treatment of cystinosis.  In conjunction with the achievement of MAA/NDA filing milestone, the Company paid a milestone payment to UCSD pursuant to this license.  Future milestones will be payable if the MAA and NDA for cystinosis are approved.
To the extent that the Company fails to perform any of its obligations under the License Agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

 The Company has contractual under our operating leases and other obligations related to research and development activities, purchase commitments and licenses.  Information about these obligations as of December 31, 2012 is presented in the table below (in thousands):
	Payments due by period
	2013	2014	2015	2016	2017	Thereafter	Total
Debt principal and interest	$2,688	$2,688	$2,688	$2,688	$7,486	$23,359	$41,597
Capital lease obligations	9	9	3	0	0	0	21
Operating lease obligations	38	0	0	0	0	0	38
Research and development and purchase commitments	8,347	2,061	331	244	244	1,425	12,652

Total	$11,082	$4,758	$3,022	$2,932	$7,730	$24,784	$54,308

We are also subject to contingent payments related to various development activities totaling approximately $15.0 million, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.
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
(13)  QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT
In October 2010, the Company was awarded a tax grant under the U.S. Government's Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington's disease and NASH clinical programs and its HepTide™ and WntTide™ preclinical cancer research programs. The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of August 31, 2011, it had received approximately $874. The Company recorded the $874 of proceeds as a contra-research and development expense during the first two quarters of fiscal year 2011. The Company records the contra-expense upon deposit of the grant proceeds. During the fiscal year ended August 31, 2012, the Company received approximately $162 pursuant to the government program funding guidelines and the remaining balance of approximately $36 was drawn but was returned to the government in March 2012 along with an additional $28 as recapture tax because the Company had not incurred the amount originally estimated as qualified expenses for its WntTide™ program, which was the basis for the program funding.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(14)  RELATED PARTY TRANSACTIONS
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
In connection with the May / June 2008 private placement, the Company issued to Limetree Capital warrants to purchase 439 shares of Raptor's Common Stock and $628 in cash commissions. In connection with the August 2009 private placement, the Company issued to Limetree Capital warrants to purchase 130 shares of Raptor's Common Stock and $59 in cash commissions. Also, commencing on April 1, 2009, the Company engaged Limetree to support its investor relations efforts in Europe for a nominal monthly retainer. Through August 31, 2009, the Company has paid $13 in such fees to Limetree. One of the members of Raptor's board of directors served on the board of directors of Limetree Capital.  In August 2010, the Company entered into a consulting agreement with one of the members of its board of directors to provide business development support for a seven-month period at a monthly retainer totaling $42 plus living expenses totaling $30.
In the ordinary course of business, Raptor's officers occasionally utilize their personal credit cards or cash to pay for expenses on behalf of the Company and the Company reimburses the officers within 30 days.

RAPTOR PHARMACEUTICAL CORP.

 (A Development Stage Company)

Schedule II: Valuation and Qualifying Accounts
(in millions)

Valuation allowance for deferred tax assets	Balance at beginning of year	Additions charged to expenses/other accounts	Net (deductions) recoveries	Balance at end of year
Four months ended December 31, 2012	$41	$2	$0	$43
2012	$36	$5	$0	$41
2011	$17	$19	$0	$36
2010	$9	$8	$0	$17