Form 10-KT/A
Raptor Pharmaceutical Corp
filed 2013-06-19
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A
(Amendment No. 1)

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
The documents incorporated by reference are as follows:
None.

EXPLANATORY NOTE

Raptor Pharmaceutical Corp., or the "Company", is filing this amendment (the "Form 10-KT/A") to our Transition Report on Form 10-KT for the four-month transition period from September 1, 2012 to December 31, 2012 (the "Form 10-KT"), filed with the U.S. Securities and Exchange Commission (the "Commission") on March 14, 2013, solely to amend Item 15 Exhibit Index of the Form 10-KT and re-file the agreement identified as Exhibit 10.38 to the Form 10-KT. The Company has made no further changes to the Form 10-KT.
This Form 10-KT/A should be read in conjunction with the original Form 10-KT, which continues to speak as of the date of the Form 10-KT.  Except as specifically noted above, this Form 10-KT/A does not modify or update disclosures in the Form 10-KT.  Accordingly, this Form 10-KT/A does not reflect events occurring after the filing of the Form 10-KT or modify or update any related or other disclosures.

ITEM 15:                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Amendment No. 1 to the Transition Report on Form 10-KT/A:

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

10.37+
Second Amendment to License Agreement, effective as of October 30, 2012, by and between Raptor Therapeutics, Inc. and The Regents of the University of California (incorporated by reference to Exhibit 10.37 to the Registrant's Transition Report on Form 10-KT, filed on March 14, 2013).

10.38+†	Loan Agreement, dated as of December 20, 2012, by and among Registrant, HealthCare Royalty Partners II, L.P. and the Guarantors party thereto.

21.1	Subsidiaries of the Registrant.
23.1	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm to the Registrant
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2†	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer.
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
Date: June 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
* _______________________ Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	June 19, 2013
/s/ Georgia Erbez Georgia Erbez	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 19, 2013
* _______________________ Raymond W. Anderson	Director	June 19, 2013
* _______________________ Suzanne L. Bruhn, Ph.D.	Director	June 19, 2013
* _______________________ Richard L Franklin, M.D., Ph.D.	Director	June 19, 2013
* _______________________ Llew Keltner, M.D., Ph.D.	Director	June 19, 2013
* _______________________ Erich Sager	Director	June 19, 2013
* _______________________ Vijay B. Samant	Director	June 19, 2013
* _______________________ Timothy P. Walbert	Director	June 19, 2013

*  By: /s/  Georgia Erbez
Georgia Erbez
as Attorney-in-Fact