Form 10-Q/A
period 2013-06-19
Raptor Pharmaceutical Corp
filed 2013-06-19
CIK 1070698

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

EXPLANATORY NOTE

Raptor Pharmaceutical Corp., or the "Company", is filing this amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "Form 10-Q"), filed with the U.S. Securities and Exchange Commission on May 8, 2013, solely for the purpose of updating the Exhibit Index of the Form 10-Q.  The Company has made no further changes to the Form 10-Q.
This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.  Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RAPTOR PHARMACEUTICAL CORP.

By: /s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 19, 2013

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
10.1+
Loan Agreement, dated as of December 20, 2012, by and among Registrant, HealthCare Royalty Partners II, L.P. and the Guarantors party thereto (incorporated by reference to Exhibit 10.38 to Registrant's Amendment No. 1 to the Transition Report on Form 10-KT/A filed, on June 19, 2013).

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