Form 10-Q
period 2013-06-30
Raptor Pharmaceutical Corp
filed 2013-08-09
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission File Number: 000-25571

Raptor Pharmaceutical Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-0883978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hamilton Landing, Suite 160, Novato, CA 94949
(Address of principal executive offices) (Zip Code)

(415) 408-6200
(Registrant's telephone number, including area code)

9 Commercial Blvd., Suite 200, Novato, CA 94949
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☑      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

There were 59,657,305 shares of the registrant's common stock, par value $0.001, outstanding as of July 31, 2013.

RAPTOR PHARMACEUTICAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Raptor Pharmaceutical Corp.
Condensed Consolidated Balance Sheets
(In thousands, except shares and per share data, or unless otherwise specified)

	June 30, 2013 (unaudited)	December 31, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$74,568	$36,313
Restricted cash	213	163
Short-term investments	0	22,096
Accounts receivable, net	26	0
Inventories	225	0
Prepaid expenses and other	8,056	1,610
Total current assets	83,088	60,182
Intangible assets, net	2,820	2,156
Goodwill	3,275	3,275
Fixed assets, net	939	416
Deposits	141	26
Deferred offering costs	20	109
Debt issuance costs	3,065	1,959
Total assets	$93,348	$68,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,315	$4,599
Accrued liabilities	6,094	2,150
Common stock warrant liability	13,468	16,405
Deferred rent	0	6
Capital lease liability – current	18	8
Total current liabilities	21,895	23,168
Note payable	50,000	25,000
Capital lease liability - long-term	51	11
Total liabilities	71,946	48,179

Commitments and contingencies – see Note 8

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $0.001 par value per share, 150,000,000 shares authorized 58,314,471 and 52,424,649 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	58	52
Additional paid-in capital	197,534	155,945
Accumulated other comprehensive loss	(204)	(115)
Accumulated deficit	(175,986)	(135,938)
Total stockholders' equity	21,402	19,944

Total liabilities and stockholders' equity	$93,348	$68,123

(1) Derived from the Company's audited consolidated financial statements as of December 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Three Months Ended		Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Net product sales	$21	$0	$21	$0

Operating expenses:
Cost of sales	425	0	425	0
Research and development	6,215	6,020	14,627	9,991
Selling, general and administrative	9,379	4,105	17,242	6,557

Total operating expenses	16,019	10,125	32,294	16,548

Loss from operations	(15,998)	(10,125)	(32,273)	(16,548)

Interest income	16	91	171	198
Interest expense	(1,075)	(1)	(1,801)	(1)
Foreign currency transaction gain/ (loss)	(1)	45	(35)	63
Realized gain/ (loss) on short-term investments	(129)	0	(129)	0
Unrealized gain/ (loss) on short-term investments	107	56	0	176
Adjustment to fair value of common stock warrants	(7,041)	6,937	(5,981)	(877)

Net loss	(24,121)	(2,997)	(40,048)	(16,989)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(1)	(11)	(89)	(9)

Comprehensive loss	$(24,122)	$(3,008)	$(40,137)	$(16,998)

Net loss per share:
Basic and diluted	$(0.43)	$(0.06)	$(0.73)	$(0.35)

Weighted-average shares outstanding used to compute:
Basic and diluted	56,228	48,954	54,977	48,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2013
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	Amount

Balance at December 31, 2012	52,425	$52	$155,945	$(115)	$(135,938)	$19,944
Exercise of common stock warrants	2,333	2	6,704	0	0	6,706
Exercise of common stock options	8	0	7	0	0	7
Employee stock-based compensation expense	0	0	3,594	0	0	3,594
Consultant stock-based compensation expense	0	0	3	0	0	3
Reclassification of the fair value of warrant liabilities upon exercise	0	0	8,918	0	0	8,918
Issuance of common stock under an at-the-market sales agreement, net of commissions and fundraising costs totaling $894	3,548	4	22,363	0	0	22,367
Foreign currency translation loss	0	0	0	(89)	0	(89)
Net loss	0	0	0	0	(40,048)	(40,048)

Balance at June 30, 2013	58,314	$58	$197,534	$(204)	$(175,986)	$21,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

    Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands, except per share data, or unless otherwise specified)

	For the six months ended
	June 30, 2013	May 31, 2012
Cash flows from operating activities:
Net loss	$(40,048)	$(16,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	3,594	2,303
Consultant stock-based compensation expense	3	46
Fair value adjustment of common stock warrants	5,981	877
Amortization of intangible assets	86	73
Depreciation of fixed assets	78	27
Realized gain on sale of fixed assets	(12)	0
Realized loss on short-term investments	129	0
Unrealized gain on short-term investments	0	(176)
Amortization of debt issuance costs	151	0
Amortization of deferred offering costs	196	0
Changes in assets and liabilities:
Accounts receivable, net	(26)	0
ATM receivable, net	(5,250)	0
Inventories	(225)	0
Prepaid expenses and other	(1,196)	(2,116)
Intangible assets	(750)	0
Deposits	(115)	0
Accounts payable	(2,284)	(353)
Accrued liabilities	3,944	1,348
Deferred rent	(6)	(1)
Net cash used in operating activities	(35,750)	(14,961)

Cash flows from investing activities:
Purchase of fixed assets	(616)	(272)
Sale of fixed assets	27	0
Change in restricted cash	(50)	(56)
Purchase of short-term investments	(147)	(188)
Sale of short-term investments	22,114	5,000
Net cash provided by investing activities	21,328	4,484

Cash flows from financing activities:
Proceeds from the sale of common stock under an ATM sales agreement	23,261	352
Proceeds from the exercise of common stock warrants	6,706	3,057
Proceeds from the exercise of common stock options	7	227
Note payable	25,000	0
Fundraising costs	(894)	(12)
Debt issuance costs	(1,257)	0
Deferred offering costs	(107)	(120)
Capital lease, net	50	11
Net cash provided by financing activities	52,766	3,515
Effect of exchange rates on cash and cash equivalents	(89)	(9)

Net increase (decrease) in cash and cash equivalents	38,255	(6,971)
Cash and cash equivalents, beginning of period	36,313	24,732
Cash and cash equivalents, end of period	$74,568	$17,761

Supplemental cash flow information:
Interest paid	$1,647	$0

Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$8,918	$7,107
Acquisition of equipment in exchange for capital lease	$68	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Raptor Pharmaceutical Corp. (the "Company" or "Raptor") is a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases.

The Company's first product, PROCYSBI™ (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received marketing approval from the U.S. Food and Drug Administration ("FDA") on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  The Company officially launched PROCYSBI the week of June 17 in the U.S., and PROCYSBI became available for shipment to cystinosis patients.  Since inception, the Company had been in its development stage as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.  With the marketing approval of PROCYSBI and the commencement of marketing operations, the Company is no longer considered to be in the development stage.  In the near-term, the Company's ability to generate revenues is entirely dependent upon sales of PROCYSBI in the U.S.

On June 25, 2013, the FDA's Office of Orphan Product Development granted Raptor orphan drug exclusivity for PROCYSBI which began on the date of FDA approval and lasts seven years, subject to certain exceptions.

On June 27, 2013, the European Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") issued a positive opinion recommending marketing authorization for PROCYSBI 25mg and 75mg gastro-resistant hard capsules of cysteamine (International Nonproprietary Name: mercaptamine bitartrate) for the treatment of proven nephropathic cystinosis.  The positive opinion from CHMP must be ratified by the European Union ("EU") Commission in order to grant marketing authorization for PROCYSBI, which would cover all 28 EU member countries plus Iceland, Norway and Liechtenstein.  On July 22, 2013, Raptor announced that the EU Committee for Orphan Medicinal Products issued a positive opinion recommending orphan drug exclusivity for PROCYSBI gastro-resistant hard capsules for the treatment of proven nephropathic cystinosis.  If the positive opinion on exclusivity is ratified by the EU commission, PROCYSBI marketing exclusivity would begin on the date of EU approval and would last ten years, subject to certain exceptions.  Final adoption of the opinions on drug approval and orphan exclusivity is expected from the European Commission in the coming months.

Raptor's pipeline also includes RP103 in Phase 2/3 development for Huntington's disease and RP103 in Phase 2b development for nonalcoholic fatty liver disease ("NAFLD") in children.  Raptor's other preclinical programs are based upon novel drug candidates that are designed to treat primary liver cancer and various other diseases.

The Company is subject to a number of risks, including: the success of the U.S. launch of PROCYSBI; the ratification by the EU Commission of the EMA's recommendation to grant an authorization to market PROCYSBI in the EU; the need to raise capital through equity and/or debt financings; the uncertainty of whether the Company's research and development efforts will result in additional commercial products; competition from larger organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  See the section titled "Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q.

Change in Fiscal Year End

In December 2012, Raptor's board of directors approved a change in the Company's fiscal year end from August 31 to December 31.  The accompanying condensed consolidated financial statements cover the period from January 1, 2013 through June 30, 2013, representing the first six months of Raptor's newly adopted fiscal year.  The prior year's comparable six month period covers December 1, 2011 through May 31, 2012, which is reported on the basis of Raptor's previous fiscal year end.  As a result of the change in Raptor's fiscal year end, the quarterly periods of Raptor's newly adopted fiscal year do not coincide with the historical quarterly periods that Raptor had previously reported.  The Company did not recast the results for the 2012 fiscal periods because the financial reporting processes in place at the time included certain procedures that were only performed on a quarterly basis. Consequently, to recast these periods would have been impractical and would not have been cost-justified.  The Company believes the comparative information provided for the three and six month periods ended May 31, 2012 provides a meaningful comparison to the three and six month periods ended June 30, 2013 and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in conjunction with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company's Transition Report on Form 10-KT for the four-month period ended December 31, 2012, as amended.

The Company's condensed consolidated financial statements include the accounts of the Company's direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Inc., formerly known as Raptor Therapeutics Inc. which merged with Raptor Discoveries Inc. in December 2012 prior to changing its name and Raptor European Products, LLC, such subsidiaries incorporated in Delaware on August 1, 2007, and February 14, 2012, respectively, and Raptor Pharmaceuticals Europe B.V. (domiciled in the Netherlands and formed on December 15, 2009), Raptor Pharmaceuticals France SAS (incorporated in France on October 30, 2012) and RPTP European Holdings C.V. (located in the Grand Caymans and formed on February 16, 2012).  All intercompany accounts have been eliminated. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Through June 30, 2013, the Company had accumulated losses of approximately $176.0 million.  Management expects to incur further losses for the foreseeable future.

The Company believes that based upon its projected PROCYSBI sales and planned operations, its cash and cash equivalents as of June 30, 2013 of approximately $74.6 million and net cash proceeds of approximately $11.2 million received in July 2013 from sales of common stock under its "at-the-market" ("ATM") offering will be sufficient to meet its projected operational requirements and obligations through the end of 2014.

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

Revenue Recognition

The Company recognizes revenue in accordance with the FASB ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company determines that persuasive evidence of an arrangement exists based on written contracts that defined the terms of the arrangements.  Pursuant to the contract terms, the Company determines when title to products and associated risk of loss has passed onto the customer.  The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company assesses collectability based primarily on the customer's payment history and on the creditworthiness of the customer.  Without sufficient credit history, the Company determines a customary collectability percentage.

PROCYSBI is currently only available for distribution from the Company's specialty pharmacy partner, which ships directly to the patient.  PROCYSBI is not available in retail pharmacies.  Prior authorization of coverage level by the patient's private insurance plan or government payor is a prerequisite to the shipment of PROCYSBI to a patient.  Revenue is recognized once the product has been shipped by the specialty pharmacy and receipt confirmed by the patient.

The Company records revenue net of expected discounts, distributor fees, rebates, including those paid to government agencies, and returns.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known at the time of shipment, and the government-mandated discounts applicable to government-funded programs.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis.  Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life.  In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the probability that revenue will be obtained from the future sale of the related inventory.  Prior to the approval of PROCYSBI by the FDA on April 30 2013, the Company recorded manufacturing costs relating to PROCYSBI as research and development expense.  Subsequent to approval, the Company began capitalizing these costs as commercial inventory.  As of June 30, 2013, the Company's capitalized inventory was approximately $0.2 million, all of which was considered finished goods.  Upon launching PROCYSBI in mid-June 2013, the Company began recognizing costs of sales.  During the quarter ended June 30, 2013, the Company recorded $0.4 million as cost of sales representing commercial inventory that was capitalized subsequent to FDA approval but written off due to an unanticipated minor change in the finished product presentation which is not expected to be repeated in the future.  Cost of sales includes the cost of inventory sold and reserved, manufacturing and supply chain costs, product shipping and handling costs, amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego ("UCSD").

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

Short-term Investments

The Company typically invests in short-term investments in high credit-quality funds in order to obtain higher yields on its cash available for investment.  Short-term investments were $0 and approximately $22.1 million, as of June 30, 2013 and December 31, 2012, respectively.  The Company is currently evaluating its short-term investment fund options and in the future may invest a portion of its cash and cash equivalents balance ($74.6 million as of June 30, 2013) in high credit-quality, and high-yielding short-term investment funds.

Such investments are not insured by the Federal Deposit Insurance Corporation.  The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments at December 31, 2012.  The investments were placed in financial institutions with strong credit ratings.

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks and doubtful accounts.  Estimates for chargebacks and prompt-payment discounts are based on contractual terms and the Company's expectations regarding the utilization rates.  As of June 30, 2013, the Accredo Health Group, Inc. ("Accredo"), Raptor's exclusive distributor in the U.S., is the Company's only significant customer for PROCYSBI in the U.S.

Functional Currency

The Company's consolidated functional currency is the U.S. dollar.  Raptor Pharmaceuticals Europe B.V. ("BV"), Raptor Pharmaceuticals France SAS ("SAS") and RPTP European Holdings C.V. ("CV"), the Company's European subsidiaries and Cayman-based subsidiary, respectively, use the European Euro as their functional currency.  At each quarter end, BV's, SAS's and CV's balance sheets are translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of comprehensive loss are translated into U.S. dollars based upon an average of the Euro's value between the beginning and end date of the reporting period. BV's, SAS's and CV's equity are adjusted for any translation gain or loss.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized as follows:

(In thousands)
Assets	Level 1	Level 2	Level 3	June 30, 2013

Fair value of cash equivalents	$69,142	$0	$0	$69,142
Restricted cash	0	213	0	213
Total	$69,142	$213	$0	$69,355

Liabilities
Fair value of common stock warrants	$0	$0	$13,468	$13,468
Total	$0	$0	$13,468	$13,468

Assets	Level 1	Level 2	Level 3	December 31, 2012

Fair value of cash equivalents	$35,069	$0	$0	$35,069
Restricted cash	0	163	0	163
Short-term investments	22,096	0	0	22,096
Total	$57,165	$163	$0	$57,328

Liabilities
Fair value of common stock warrants	$0	$0	$16,405	$16,405
Total	$0	$0	$16,405	$16,405

Intangible Assets

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (developed as PROCYSBI and RP103), capitalized licensing milestone payments to UCSD based upon drug approval and to an out-license acquired in the merger of the Company's subsidiary with and into Raptor Pharmaceuticals Corp. in September 2009 ("2009 Merger").  The intangible assets related to intellectual property of PROCYSBI/RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.  The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.  Licensing milestone payments are amortized upon relevant regulatory approval through 2027, the remaining life of the patent.  Intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.

Goodwill

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the 2009 Merger. Goodwill is reviewed annually, or when an indication of impairment exists.  When an impairment analysis is performed, if deemed necessary, a write-down in valuation is recorded.

Fixed Assets

Fixed assets, which mainly consist of leasehold improvements, furniture and fixtures, lab equipment, computer hardware and software and capital lease equipment, are stated at cost.  Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements and capital lease equipment, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements that have useful lives estimated at greater than one year are capitalized, while repairs and maintenance are charged to expense as incurred.

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

Accrued Liabilities

Accrued liabilities include estimates of certain expenses for which the Company has not yet been invoiced and which requires management's judgment in determining appropriate expenses to accrue.  For example, because of the nature of how clinical trials are invoiced by clinical sites, especially outside of the U.S. where there is a significant time lag between the services provided by the clinical site and the time the clinical site bills the Company for their services, the Company must estimate such clinical site expenses on a monthly basis as clinical trial expenses. Although the Company believes its accrued liabilities reflect the best information available to it, the Company's actual expenses could differ from its estimates.

Common Stock Warrant Liabilities

The warrants issued by the Company in the 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if the Company is acquired or upon the occurrence of certain other fundamental transactions involving the Company.  This provision requires these warrants to be classified as liabilities and to be marked to market at each period-end commencing on August 31, 2010.  The warrants issued by the Company in its December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.  Under FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability.  Therefore, the Company has classified the warrants as liabilities and will mark them to fair value at each period end.  The common stock warrants are re-measured at the end of every reporting period with the change in value reported in the Company's Condensed Consolidated Statements of Comprehensive Loss.  Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise.  Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

Note Payable and Debt Issuance Costs

Note payable consists of the Company's loan agreement with HealthCare Royalty Partners II, L.P. ("HC Royalty"), as lender, under which Raptor agreed to borrow $50.0 million in two $25.0 million tranches.  The first tranche was received in December 2012 and the second tranche was received on May 21, 2013.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and quarterly interest payments are included in interest expense in the Condensed Consolidated Statements of Comprehensive Loss.  Principal payments, when made, reduce the note payable balance.  There is a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year, and such royalty is payable quarterly.  The royalty fees payable to HC Royalty are included as interest expense.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the effective interest method.  The amortization of debt issuance costs is included in interest expense in the Condensed Consolidated Statements of Comprehensive Loss.

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

The Company's effective tax rate is 0% for income tax for the three and six months ended June 30, 2013.  The Company has determined that its effective tax rate for fiscal year ended August 31, 2012 and the short tax year from September 1, 2012 to December 31, 2012 is 0%. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on the Company's net deferred tax assets.

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

The Company accounts for income taxes under FASB ASC No. 740-10, Accounting for Uncertainty in Income Taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense.  As of June 30, 2013, there were no accrued interest or penalties related to uncertain tax positions.  As of June 30, 2013, there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred liabilities.

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

	For the six months ended
(In thousands)	June 30, 2013	May 31, 2012
Warrants to purchase common stock	2,213	5,188
Options to purchase common stock	8,336	6,095

Total potentially dilutive securities	10,549	11,283

Net loss per share, basic and diluted, was $(0.43) and $(0.06) for the three months ended June 30, 2013 and May 31, 2012, respectively,  and $(0.73) and $(0.35) for the six months ended June 30, 2013 and May 31, 2012, respectively.

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

For the quarter ended June 30, 2013, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 0.92%; five year expected life; 78% volatility; 2.5% turnover rate; and 0% dividend rate.

The Black-Scholes inputs were based on the following factors:

•	the risk-free interest rate was based upon the Company's review of current constant maturity treasury bill rates for five years;
•
the expected life of five years was based upon  the Company's assessment of the ten-year term of the stock options issued along with the fact that the Company is a commercial company and  anticipates that option holders will commence exercising stock options that are fully vested;

•	the volatility was based on the actual annualized volatility of the Company's common stock price as quoted on NASDAQ since the closing of the 2009 Merger on September 30, 2009;
•	the turnover rate was based on an assessment of the Company's historical employee turnover; and
•	the dividend rate was based on the Company's current decision to not pay dividends on its stock during its current stage.

Reclassifications

Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation.

2. INTANGIBLE ASSETS AND GOODWILL

On December 14, 2007, the Company acquired the intellectual property and other rights to develop PROCYSBI/RP103 to treat various clinical indications from UCSD by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company ("Encode"), which held the intellectual property license with UCSD. The intangible assets acquired in the merger with Encode were recorded at approximately $2.6 million, primarily based on the value of the Company's common stock and warrants issued to the Encode stockholders.  Based upon FDA approval of PROCYSBI, the Company paid and capitalized $750,000 earned by UCSD as a licensing milestone payment which is being amortized through 2027, the life of the licensed patents.

Intangible assets originally recorded as a result of the 2009 Merger were approximately $1.1 million of which $0.9 million was written off as of August 31, 2012 as discussed below.

Summary of intangible assets acquired as discussed above:

(In thousands)	June 30, 2013	December 31, 2012

Intangible asset (IP license for PROCYSBI /RP103) related to the Encode merger	$2,620	$2,620
Intangible assets (out-license) related to the 2009 Merger	240	240
Intangible assets (UCSD license FDA approval milestone)	750	0

Total intangible assets	3,610	2,860
Less accumulated amortization	(790)	(704)

Intangible assets, net	$2,820	$2,156

The intangible assets related to PROCYSBI/RP103 are being amortized monthly over 20 years, which are the lives of the intellectual property patents and the estimated useful life. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. At August 31, 2012, the Company determined that the capitalized acquired in-process research and development cost of $0.9 million, representing the tezampanel and NGX 426 program acquired in the 2009 Merger, was impaired due to the Company's decision to discontinue development of this product candidate for thrombosis due to regulatory hurdles that would require significant expenditures which the Company chose not to prioritize for funding. The Company performed an impairment analysis and determined that the fair value of this intangible asset was zero. As such, the Company expensed $0.9 million as in-process research and development as part of research and development expense on the Company's consolidated statements of comprehensive loss for the fiscal year ended August 31, 2012.  During the three and six months ended June 30, 2013, the Company did not identify any impairment losses.

The Company amortized approximately $50,000 and $37,000 of intangible assets to research and development expense during the three months ended June 30, 2013 and May 31, 2012, respectively, and $86,000 and $73,000 during the six months ended June 30, 2013 and May 31, 2012, respectively.  These amounts relate to the amortization of the intangible assets listed above.

The following table summarizes the actual and estimated amortization expense for intangible assets for the periods indicated:

Amortization period (In thousands)	Amortization expense
Year ending December 31, 2013 – estimate	$187
Year ending December 31, 2014 – estimate	201
Year ending December 31, 2015 – estimate	201
Year ending December 31, 2016 – estimate	201
Year ending December 31, 2017 – estimate	201

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

3. FIXED ASSETS

Fixed assets consisted of:

	June 30,	December 31,
Category (In thousands)	2013	2012	Estimated useful lives
Leasehold improvements	$146	$146	Shorter of life of asset or lease term
Office furniture	413	35	7 years
Laboratory equipment	665	593	5 years
Computer hardware and software	302	204	3 years
Capital lease equipment	68	27	Shorter of life of asset or lease term
Total at cost	1,594	1,005
Less: accumulated depreciation	(655)	(589)
Total fixed assets, net	$939	$416

Depreciation expense for the three months ended June 30, 2013 and May 31, 2012 was approximately $43,000, and $18,000, respectively.  Depreciation expense for the six months ended June 30, 2013 and May 31, 2012 was approximately $78,000 and $27,000, respectively.  Accumulated depreciation on capital lease equipment was approximately $1,000 and $2,000 as of June 30, 2013 and December 31, 2012, respectively.

4. NOTE PAYABLE AND DEBT ISSUANCE COSTS

Note payable consists of the Company's loan agreement with HC Royalty, as lender, under which the Company agreed to borrow $50.0 million in two $25.0 million tranches.  The Company drew down the first tranche in the amount of $25.0 million in December 2012 and received the second tranche on May 21, 2013. The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and quarterly interest payments are included in interest expense in the Company's Condensed Consolidated Statements of Comprehensive Loss for the quarter ended June 30, 2013. Principal payments, when made, reduce the Company's note payable balance. There is a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly. With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of PROCYSBI and future approved product net revenues for such calendar year, 3.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $25.0 million and not in excess of $50.0 million, and 1.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly. With respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.0% of the first $25.0 million of PROCYSBI and future approved product net revenues for such calendar year, 3.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $25.0 million and not in excess of $50.0 million, and 1.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI  during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI.  As of June 30, 2013, royalties payable to HC Royalty are recorded as interest expense.  Approximately $2,000 was accrued based on net revenues for the three months ended June 30, 2013.  As of June 30, 2013, the Company's note payable balance was $50.0 million.

The royalty costs are classified as interest expense in the Company's Condensed Consolidated Statements of Comprehensive Loss and accrued liabilities on the Company's Condensed Consolidated Balance Sheets.  The Company has not yet had sufficient revenue data to estimate future revenues as of June 30, 2013.  The loan and the Company's obligation to make any payments shall terminate immediately when all payments received by HC Royalty equal $97.5 million.  If, by December 20, 2014, net revenues for the immediately preceding four fiscal quarters exceed $100.0 million, then the loan and the Company's obligation to make any payments shall terminate immediately when all payments received by HC Royalty from the Company equal $90.0 million.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the effective interest method.  The amortization of debt issuance costs is included in interest expense in the Company's Condensed Consolidated Statements of Comprehensive Loss.

 5. CAPITAL STRUCTURE

As of June 30, 2013 and December 31, 2012, there were 58,314,471 and 52,424,649 shares, respectively, of the Company's common stock issued and outstanding.

Common Stock Issuance under At-The-Market ("ATM") Sales Agreement

On April 30, 2012, the Company entered into an ATM Sales Agreement, with Cowen and Company, LLC ("Cowen"), under which the Company could, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM sales on the NASDAQ Stock Market.  The Company pays Cowen as the sole sales agent a commission of 3.0% of the gross sales price for any sales made under the ATM.  The common stock is sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices will vary.

For the period ending June 30, 2013, $5.3 million was recorded as a receivable due to a timing difference of the receipt of cash proceeds from the sale of common stock under the ATM and is classified as prepaid and other on the Company's Condensed Consolidated Balance Sheets.

On July 3, 2013, the Company and Cowen amended and restated the Sales Agreement (the "Amended and Restated Sales Agreement") to increase the aggregate gross sales proceeds that may be raised to $100,000,000, of which approximately $38.3 million was previously sold pursuant to the original Sales Agreement dated April 30, 2012.  (See Note 9 – Subsequent Events.)

Sales in the ATM offering are being made pursuant to the prospectus supplement dated April 30, 2012, as amended by Amendment No. 2 dated July 3, 2013, which supplements the Company's prospectus dated February 3, 2012, filed as part of the shelf registration statement that was declared effective by the Securities and Exchange Commission ("SEC") on February 3, 2012.  Cumulatively through June 30, 2013, the Company sold 6,208,986 shares under the ATM offering at a weighted-average selling price of $5.98 per share for net proceeds of approximately $36.0 million.

 Common Stock Warrants

During the quarter ended June 30, 2013, the Company received approximately $4.9 million from the exercise of warrants in exchange for the issuance of 1,733,280 shares of the Company's common stock.

The table reflects the number of common stock warrants outstanding as of June 30, 2013:

(In thousands, except per share amounts)	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233	$2.87		12/13/2015
Issued to placement agents in August 2009	65	$1.50		7/31/2014
TorreyPines warrants assumed in 2009 Merger	4	$157.08		9/26/2015
Issued to registered direct investors in Dec. 2009	363	$2.45		12/22/2014
Issued to private placement investors in Aug. 2010	1,450	$3.075		8/12/2015
Issued to placement agent in Aug. 2010	98	$3.075		8/12/2015

Total warrants outstanding	2,213	$3.15	*

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrant liabilities. These warrants were issued in the December 2009 and August 2010 equity financings using the following assumptions at June 30, 2013 and December 31, 2012:

	December 2009 equity financing Series A		August 2010 private placement investors and placement agent
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Fair value ($ millions)	$2.6	$2.6	$10.9	$13.8
Black-Scholes inputs:
Stock price	$9.35	$5.85	$9.35	$5.85
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.27%	0.25%	0.36%	0.31%
Volatility	95%	100%	95%	112%
Expected term (years)	1.5	2.0	2.0	2.5
Dividend	0	0	0	0

Marked-to-Market

As a result of the marking-to-market of the warrant liability at quarter-end and the day prior to the exercise of warrants subject to warrant liability accounting, the Company recorded a loss of approximately $7.0 million and a gain of approximately $6.9 million for the three months ended June 30, 2013 and May 31, 2012, respectively, and losses of approximately $6.0 million and $0.9 million for the six months ended June 30, 2013 and May 31, 2012, respectively, in the line item adjustment to fair value of common stock warrants in its Condensed Consolidated Statements of Comprehensive Loss.

Below is the activity of the warrant liabilities for the six month periods ended June 30, 2013 and May 31, 2012:

	For the six months ended
(In millions)	June 30, 2013	May 31, 2012
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of the six month periods ended June 30, 2013 and May 31, 2012	$2.6	$6.7
December 2009 direct offering warrants exercised	(1.7)	(4.5)
Adjustment to mark to market common stock warrants	1.7	1.0
December 2009 direct offering common stock warrant liability at fair value at June 30, 2013 and May 31, 2012	2.6	3.2

Fair value of August 2010 private placement warrants (including broker warrants) at beginning of the six month periods ended June 30, 2013 and May 31, 2012	13.8	18.7
August 2010 private placement warrants exercised	(7.2)	(2.7)
Adjustment to mark to market common stock warrants	4.3	(0.1)
August 2010 private placement common stock warrant liability at fair value at June 30, 2013 and May 31, 2012	10.9	15.9

Total warrant liability at June 30, 2013 and May 31, 2012, respectively	$13.5	$19.1

Effect of Raptor's Stock Price and Volatility Assumptions on the Calculation of Fair Value of Warrant Liabilities

As discussed above, the Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject to warrant liability accounting.  The determination of the fair value as of the reporting date is affected by Raptor's stock price as well as assumptions regarding a number of highly complex and subjective variables which could provide differing variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities for which the Company has estimated based upon the stage of its development.  The fair value of the warrant liability is revalued each balance sheet date utilizing Black-Scholes valuation model computations with the decrease or increase in fair value being reported in the Condensed Consolidated Statement of Comprehensive Loss as other income or expense, respectively.  The Company's reported net loss was approximately $40.1 million for the six months ended June 30, 2013.  If the Company's June 30, 2013 closing stock price had been 10% lower, its net loss would have been approximately $1.7 million lower.  If the Company's June 30, 2013 closing stock price had been 10% higher, its net loss would have been approximately $1.7 million higher.  If the Company's June 30, 2013 volatility assumption had been 10% lower, its net loss would have been approximately $0.3 million lower.  If the Company's June 30, 2013 volatility assumption had been 10% higher, its net loss would have been approximately $0.3 million higher.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30,	December 31,
(In thousands)	2013	2012
Clinical trials and related costs	$1,770	$641
Accrued bonuses	1,411	502
Commercial and other administrative consulting	1,264	167
Accrued vacation and employee benefits	799	420
Legal and patent fees	415	44
Salaries and wages	246	322
Other	189	54
Total accrued liabilities	$6,094	$2,150

7. STOCK OPTION PLANS

On July 23, 2013, at the Company's Annual Meeting of Stockholders, the stockholders approved amendments to the Company's 2010 Stock Incentive Plan ("2013 Plan Amendment").  These amendments were previously approved by the Company's Board of Directors in June 2013.  Among other things, the 2013 Plan Amendment increased the share reserve available for issuance by 3,000,000 under the Plan to an aggregate of approximately 11.9 million shares.  (See Note 9 – Subsequent Events.)

During the quarter ended June 30, 2013, there were no exercises of stock options.  For the six month period ended June 30, 2013, the Company received approximately $7,000 from the exercise of stock options, resulting in the issuance of 8,014 shares of common stock.

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period*	Risk-free interest rate	Expected life of stock option	Annual volatility
Quarter ended May 31, 2012	0.89%	5 years	124.00%
Quarter ended June 30, 2013	0.92%	5 years	77.83%

* Dividend rate is 0% for all periods presented.

If factors change and different assumptions are employed in the application of ASC 718, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Employee and consultant stock-based compensation expense has been included in the Condensed Consolidated Statements of Comprehensive Loss as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Research and development	$380	$248	$742	$510
General and administrative	1,466	950	2,855	1,839
Total	$1,846	$1,198	$3,597	$2,349

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

(In thousands, except per share amounts)	Option shares	Weighted- average exercise price	Exercisable	Weighted- average fair value of options granted
Outstanding at December 31, 2012	7,791	$5.79	3,494	$3.48
Granted	130	5.39	0	3.04
Exercised	(8)	0.85	0	0.62
Canceled	(28)	13.94	0	4.25
Outstanding at March 31, 2013	7,885	5.76	4,031	3.47
Granted	478	6.58	0	4.01
Exercised	0	0	0	0
Canceled	(27)	20.70	0	4.73
Outstanding at June 30, 2013	8,336	5.76	4,525	3.55

The weighted-average intrinsic values of stock options were as follows:

	Options outstanding and expected to vest for the quarter ended		Options exercisable for the quarter ended
(In thousands)	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Intrinsic value	$39,779	$20,400	$24,111	$1,600
Number of options	8,336	5,800	4,525	3,700

There were approximately 1.4 million options available for grant as of June 30, 2013 under the 2010 Equity Incentive Plan, as amended (the "Plan"), which does not include the 3.0 million share increase to the Plan that was approved at the Company's Annual Shareholders' Meeting held on July 23, 2013 (see Note 9 – Subsequent Events).  Plan amendments allow for 50% accelerated vesting of unvested stock options upon a change of control as defined in the Plan. The amended and restated award agreement, subject to the terms of any applicable employment agreement, extends the termination date of the awards granted under the Plan that are vested as of such termination date due to (a) an employee's or a non-employee director's retirement at age 62 or older which employee or non-employee director has at least five (5) years of continuous service with the Company prior to such retirement, (b) the termination of a non-employee director's board membership for reasons other than for cause or retirement and (c) an employee's or a non-employee director's death (during his or her continuous service with the Company or within 90 days' of such continuous service with the Company) or permanent disability, to eighteen (18) months from the date of termination of continuous service with the Company. No further grants will be made under any previous or assumed stock option plans.

As of June 30, 2013, the options outstanding under all of the Company's stock option plans consisted of the following:

	Options outstanding			Options vested and exercisable
Range of exercise prices	Number of options outstanding and expected to vest (#, in thousands )	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price ($)	Number of options exercisable (#, in thousands)	Weighted- average exercise price ($)

$0 to $1.00	1	5.80	$0.85	1	$0.85
$1.01 to $2.00	79	5.97	1.78	76	1.77
$2.01 to $3.00	1,353	5.39	2.66	1,168	2.62
$3.01 to $4.00	1,764	7.40	3.50	1,439	3.52
$4.01 to $5.00	310	8.41	4.79	124	4.74
$5.01 to $6.00	4,083	8.72	5.29	1,553	5.25
$6.01 to $7.00	523	9.21	6.46	100	6.49
$7.01 to $8.00	182	9.44	7.69	23	7.75
$8.01 to $964.24	41	2.40	251.19	41	251.19

	8,336	7.88	5.76	4,525	6.19

At June 30, 2013, the total unrecognized compensation cost was approximately $13.8 million.  The weighted-average period over which it is expected to be recognized is approximately 3 years.

8.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with suppliers, contract manufacturers, research organizations, clinical organizations, drug labelers and distributors and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company's HD and NAFLD clinical collaborations.  With the exception of the items listed below and updates as noted under Note 4 – Notes Payable and Debt Issuance Costs, the Company's contractual obligations did not change significantly during the quarter ended June 30, 2013 compared to those discussed in the Company's Transition Report on Form 10-KT for the four month period ended December 31, 2012, filed with the SEC on March 14, 2013, as amended by Form 10-KT/A filed with the SEC on June 19, 2013.

On April 25, 2013, the Company executed a seven year lease for facilities in Novato, California which it moved into at the end of June 2013 to accommodate personnel growth.  The Company will make lease payments of $19,460 per month under this new lease which commences in June 2013 through May 2014.  On June 10, 2013, the Company amended the lease to add space to accommodate its research laboratory.  The Company will make additional lease payments of $1,870 per month under this amendment which also commences in June 2013 through May 2014.  The Company will move to an adjacent facility which becomes available in 2014.  Rental expense for the larger adjacent facility will be higher than the current interim facility.

On April 3, 2013, the Company executed two contracts with Accredo to provide the Company exclusive distribution and specialty pharmacy services for PROCYSBI to cystinosis patients in the U.S.  Accredo receives a distributor fee for warehousing and distribution of PROCYSBI along with a rebate for pharmacy services based upon customary terms.

9.  SUBSEQUENT EVENTS

On July 3, 2013, the Company and Cowen and Company, LLC entered into an Amended and Restated Sales Agreement to increase the aggregate gross sales proceeds that may be raised pursuant to its ATM offering to $100,000,000, of which approximately $38.3 million was previously sold pursuant to the original Sales Agreement dated April 30, 2012.  In connection with the offer and sale of common stock pursuant to the Amended and Restated Sales Agreement, the Company filed an amendment to the Prospectus Supplement, dated July 3, 2013, with the SEC.  As of July 18, 2013, an aggregate of approximately $56.5 million remained available for future sales of the Company's common stock under the Amended and Restated Sales Agreement.

On July 23, 2013, at the Company's Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's 2010 Stock Incentive Plan (the "2013 Plan Amendment").  The 2013 Plan Amendment was previously approved by the Company's Board of Directors in June 2013.  The 2013 Plan Amendment increased the share reserve available for issuance by 3,000,000 under the 2010 Stock Incentive Plan to an aggregate of approximately 11.9 million shares.  The 2013 Plan Amendment also adds a fungible share-counting provision stating that restricted stock and restricted stock unit awards will be counted against the reserve of shares available for issuance under the 2010 Stock Incentive Plan as 1.35 shares for every one share actually issued and provides that shares purchased on the open market with the cash proceeds from exercise of any stock options shall not increase the number of shares available for future issuance under the 2010 Stock Incentive Plan.  In addition, the 2013 Plan Amendment also provides that the administrator of the stock plan may not cancel an outstanding option whose exercise price is greater than fair market value at the time of cancellation in exchange for cash, without shareholder approval.  The 2013 Plan Amendment was attached as Annex A to the Company's Definitive Proxy Statement that was filed with the SEC on June 7, 2013.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of June 30, 2013, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. All references to "the Company", "we", "our" and "us" include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc., or Raptor Pharmaceuticals, Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V. and Raptor Pharmaceuticals France SAS.

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

Change in Fiscal Year End

In December 2012, our board of directors approved a change in our fiscal year end from August 31 to December 31.  The following discussions cover the period from January 1, 2013 through June 30, 2013, representing the first six months of our newly adopted fiscal year.  The prior year's comparable six month period covers December 1, 2011 through May 31, 2012, which is reported on the basis of our previous fiscal year end.  The three and six month periods ended May 31, 2012 is reported on the basis of our previous fiscal year end.  As a result of the change in our fiscal year end, the quarterly periods of our newly adopted fiscal year do not coincide with the historical quarterly periods that we had previously reported.  We did not recast the results for the 2012 fiscal periods because the financial reporting processes in place at the time included certain procedures that were only performed on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. We believe the comparative information provided for the three and six month periods ended May 31, 2012 provide a meaningful comparison to the three and six month periods ended June 30, 2013 and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Plan of Operation and Overview

We are a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases.

Our first product, PROCYSBI™ (cysteamine bitartrate) delayed-release capsules, or PROCYSBI, received marketing approval from the U.S. Food and Drug Administration, or FDA, on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  During the week of June 17, 2013, we officially launched PROCYSBI in the U.S., and PROCYSBI became available for shipment to cystinosis patients.  On June 25, 2013, the Office of Orphan Product Development at the FDA granted us orphan drug exclusivity for PROCYSBI delayed-release capsules for the management of nephropathic cystinosis in patients ages six and older.  The exclusivity period began on the date of FDA approval, April 30, 2013, and lasts seven years, subject to certain exceptions.  In conjunction with the launch of PROCYSBI, we initiated a dedicated call center, which serves as an integrated resource for PROCYSBI prescription intake, third-party payor reimbursement adjudication, patient financial support and ongoing outreach for managing treatment adherence and persistence.  This call center, along with our specialty pharmacy and proactive physician and patient disease education initiatives, reflect our commitment to helping patients manage their disease.

On June 27, 2013, the European Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, issued a positive opinion recommending marketing authorization for PROCYSBI 25mg and 75mg gastro-resistant hard capsules of cysteamine (International Nonproprietary Name: mercaptamine bitartrate) for the treatment of proven nephropathic cystinosis.  The positive opinion from CHMP must be ratified by the European Commission in order to grant marketing authorization for PROCYSBI, which would cover all 28 EU member countries plus Iceland, Norway and Liechtenstein.  On July 22, 2013, we announced that the EU Committee for Orphan Medicinal Products issued a positive opinion recommending orphan drug exclusivity for PROCYSBI gastro-resistant hard capsules for the treatment of proven nephropathic cystinosis.  If the positive opinion on exclusivity is ratified by the EU commission, PROCYSBI marketing exclusivity would begin on the date of EU approval and would last ten years, subject to certain exceptions.  Final adoption of the opinions on drug approval and orphan exclusivity is expected from the European Commission in the coming months.

PROCYSBI

PROCYSBI is a new therapy for the management of nephropathic cystinosis. PROCYSBI (formerly known as RP103) capsules contain cysteamine bitartrate formulated into innovative microspheronized beads that are individually coated to create a delayed-release formulation with extended-release properties, allowing patients to maintain therapeutic systemic drug levels for a full 12-hour dosing period. The enteric coated beads are pH sensitive and bypass the stomach for dissolution and absorption in the more alkaline environment of the proximal small intestine. Randomized controlled clinical trials and extended treatment with PROCYSBI therapy demonstrated consistent cystine depletion as monitored by levels of the biomarker (and surrogate marker), white blood cell cystine.

About Nephropathic Cystinosis

Nephropathic cystinosis comprises 95% of cases of cystinosis, a rare, life-threatening metabolic lysosomal storage disorder that causes toxic accumulation of cystine in all cells, tissues, and organs in the body. Elevated cystine leads to progressive, irreversible tissue damage and multi-organ failure, including kidney failure, blindness, muscle wasting and premature death. Nephropathic cystinosis is usually diagnosed in infancy after children present with symptoms including markedly increased urination, thirst, dehydration, gastrointestinal distress, failure to thrive, rickets, photophobia and specific kidney symptoms specific to Fanconi syndrome.  Management of cystinosis requires lifelong therapy. If left untreated, the disease is usually fatal by the end of the first decade of life.  There are an estimated 500 patients reported with cystinosis living in the U.S. and 2,000 worldwide.  We plan to launch a targeted screening program in the near future to identify as yet misdiagnosed, undiagnosed and late-onset cystinosis patients.

Cystine depletion is the only known treatment strategy for nephropathic cystinosis.  Strict adherence to cystine depletion therapy is critical to achieve optimal clinical outcomes.  Poor adherence results in poor sustained control of cystine levels, and patients consequently experience poor clinical outcomes, including kidney insufficiency leading to dialysis and kidney transplantation, muscle wasting and in some cases, premature death.  Even brief interruptions in daily therapy can permit toxic accumulation of cystine, exposing tissues to renewed, progressive deterioration.

RP103 for Huntington's Disease

Huntington's disease, or HD, formerly called Huntington's chorea, is a rare, inherited neurodegenerative disorder.  HD causes neuronal degeneration in the cerebral cortex and basal ganglia, which play a key role in movement and behavior control.  The cumulative damage to these areas results in the hallmark symptoms of HD: chorea (jerky movements), neuropsychiatric symptoms, loss of executive functioning and dementia.  HD is caused by an autosomal dominant mutation in a gene called Huntingtin, which means any child of an affected person typically has a 50% chance of inheriting the disease. The Huntingtin gene encodes a protein that is also called "huntingtin."  Expansion of a CAG triplet repeat within the Huntingtin gene results in a mutant form of the protein, which gradually damages cells in the brain.  HD manifests as a triad of movement, cognitive and psychiatric symptoms which progress gradually in severity over many years, eventually causing severe physical and mental disability and potentially early death.  The symptoms of HD usually become evident between the ages 35-44 years, but the onset can also begin from childhood to late life (>75 years).

Brain Derived Neurotropic Factor, or BDNF, is a secreted protein that helps support the neuronal survival, growth and differentiation of new neurons and synapses.  BDNF is a member of the nerve growth factor family.  It is induced by cortical neurons, and is necessary for survival of striatal neurons in the brain.  Two master genes, Huntingtin, or Htt, and huntingtin-associated protein, or Hap1, govern BDNF axonal transport.  Additionally, expression of the Bdnf gene is reduced in both Alzheimer's and Huntington's disease patients and HD patients are believed to be deficient in BDNF.  The Bdnf gene may play a role in the regulation of stress response and in the biology of mood disorders.

The treatment options for HD patients are very limited with no drugs that address the underlying pathophysiology.  Drugs that are available provide symptomatic relief of chorea and mood swings associated with HD. In preclinical studies, cysteamine has shown the potential to slow the progression of HD by increasing the levels and intracellular transport of BDNF in mice and non-human primates.

In 2008, we received FDA orphan drug designation for cysteamine formulations, including RP103, for the potential treatment of HD. We plan to apply for orphan drug designation in the EU pending availability of clinical data.

Centre Hospitalier Universitaire, or CHU, d'Angers, France, is currently conducting a Phase 2/3 clinical trial of RP103, our proprietary formulation of delayed-release cysteamine bitartrate, in 96 patients.  This 36-month randomized trial is comprised of an 18-month placebo-controlled phase followed by an 18-month phase in which all patients transition to RP103. The trial commenced in October 2010, with full enrollment achieved in June 2012.  The primary endpoint of the trial is change from the baseline of the Total Motor Score of the Unified Huntington's Disease Rating Scale, or UHDRS.  Blood levels of BDNF are being measured as a secondary endpoint and potential biomarker.  Under the collaboration agreement with CHU d'Angers, we supply RP103 and placebo capsules for the clinical trial and open-label extension study in exchange for regulatory and commercial rights to the clinical trial results.  Clinical expenses of the study are covered by a grant from the Programme Hospitalier de Recherche Clinique, which is funded by the French government.  Interim results of this study following the first 18 months of treatment are anticipated in the first quarter of calendar 2014.

RP103 for Non-alcoholic Fatty Liver Disease in Children

Non-alcoholic fatty liver disease, or NAFLD, is the hepatic component of metabolic syndrome and is associated with deposition of triglycerides in the hepatocytes in individuals who do not consume alcohol in amounts generally considered to be harmful to the liver.  NAFLD is commonly associated with elements of metabolic syndrome, such as obesity, diabetes mellitus and hypertriglyceridemia.  Additional factors include family history of diabetes and high blood lipids in people who are not obese.  NAFLD refers to a spectrum of conditions ranging from simple fat accumulation in the liver to steatohepatitis, cirrhosis and hepatocellular carcinoma.

•	Non-alcoholic fatty liver, or NAFL – A benign condition with simple fat accumulation within liver cells (hepatic steatosis).
•	Non-alcoholic steatohepatitis, or NASH – An aggressive form of NAFLD characterized by hepatic steatosis and inflammation with hepatocyte injury (ballooning) with or without fibrosis.
•
Cirrhosis – 15% to 25% of patients with NASH progress to cirrhosis with consequential complications over 10 to 20 years. Cirrhosis is characterized by the replacement of healthy liver tissue with fibrosis and scar tissue, leading to loss of liver function. NASH cirrhosis is a risk factor for development of hepatocellular carcinoma, or HCC.

NAFLD prevalence is increasing along with the rise of obesity; as many as one-third of the U.S. population is believed to have NAFLD.  NAFLD is now among the most common reasons why patients are referred for liver transplantation.

According to the World Gastroenterology Organization Global Guidelines, the prevalence of NAFLD in children is about 15% in the U.S. and western countries.  NAFLD is underdiagnosed in children due to lack of recognition, screening or appreciation of associated complications by healthcare providers.  Children may not be recognized as obese during office visits and age-appropriate norms for body mass index may go unacknowledged.  Liver disease is screened by measuring serum alanine aminotransferase, or ALT, and aspartate aminotransferase, or AST, starting at 10 years old in obese children and those with a body mass index of 85th to 94th percentile with other risk factors.

Currently there are no drug treatment options for NAFLD.  The disease is managed with lifestyle changes such as diet, exercise and weight reduction.

We believe that cysteamine may be useful for the treatment of NAFLD.  Cysteamine is itself a potent antioxidant which may reduce oxidative damage resulting from excessive accumulation of fats in liver cells.  Cysteamine is also known to increase levels of a key cellular antioxidant, glutathione, or GSH, with the potential to further reduce oxidative cellular damage.  Glutathione is composed of the amino acids cysteine, glutamate and glycine.  The availability of cysteine, which exists primarily as cystine, is the major rate-limiting factor in GSH production.  Cysteamine may bind to extracellular cystine and enhance its cellular uptake, thereby increasing the cellular thiol pool and making more cysteine available for glutathione synthesis.  Finally, cysteamine is known to inhibit transglutaminase, an enzyme responsible for generation of fibrotic tissue, an important aspect of late-stage NAFLD.

Phase 2a clinical trial results with a prototype of RP103 for the potential treatment of NASH and NAFLD showed that patients receiving enteric-coated cysteamine exhibited a marked decline in serum transaminase levels during the treatment period of 26 weeks.  Seven of 11 juvenile childhood NAFLD patients entering the study with elevated ALT and AST achieved more than 50% reduction in ALT and 6 of 11 reduced levels to normal range.  AST levels were also improved, with patients averaging 41% reduction by the end of the 6 month treatment phase.  This reduction in serum liver enzymes was largely sustained during the 6 month post-treatment monitoring phase and other important liver function markers showed positive trends, suggesting improvements in hepatic histopathology.  Levels of cytokeratin 18, or CK-18, a potential serum marker of disease activity in NASH and NAFLD, showed a positive decrease by an average of 45%.  Adiponectin levels showed a positive increase by an average of 35% during the treatment period.  Reduced adiponectin levels are thought to be a marker of the pathogenesis and progression of NASH and NAFLD.

The Phase 2a trial results were consistent with ALT and AST reductions seen in patients who achieve a 10% weight loss, although body mass index did not change significantly during both the treatment and post-treatment phases in the Phase 2a clinical trial.  In this Phase 2a clinical trial, the prototype of RP103 demonstrated a favorable safety profile, with mean gastrointestinal symptom scores of 1.1 (the maximum score of 14 indicates the most severe gastrointestinal symptoms) at baseline and 0.7 after 6 months of treatment.

In June 2012, we announced the dosing of a first patient in a Phase 2b clinical trial evaluating the safety and efficacy of RP103 as a potential treatment of NAFLD in children.  The clinical trial is being conducted under to a Cooperative Research and Development Agreement, or CRADA, with the National Institute of Diabetes and Digestive and Kidney Diseases, or NIDDK, part of the National Institutes of Health, or NIH.

The trial, Cysteamine Bitartrate Delayed-Release for the Treatment of Non-alcoholic Fatty Liver Disease in Children, or CyNCh, is expected to enroll a total of 160 pediatric participants at ten U.S. centers in the NIDDK-sponsored NAFLD Clinical Research Network.  NIDDK and we share the costs of conducting the CyNCh clinical trial.  The primary objective of this randomized, multicenter, double-blind, placebo-controlled Phase 2b clinical trial is to evaluate whether 52 weeks of RP103 treatment reverses liver tissue damage caused by NAFLD as measured by changes in NAFLD Activity Score, or NAS, a histological rating scale of disease activity (based on scoring lobular inflammation, hepatocyte ballooning and steatosis from a liver biopsy), in conjunction with no worsening of liver tissue fibrosis.  Secondary endpoints include blood markers for liver health including ALT and AST as well as safety and tolerability.  We anticipate reaching full enrollment in the first half of 2014.

Other Clinical-Stage Product Candidate
Convivia™ for ALDH2 Deficiency
We are developing Convivia, our proprietary oral formulation of 4-methylpyrazole, or 4-MP, for the potential treatment of acetaldehyde toxicity resulting from ALDH2 deficiency.
We own the intellectual property portfolio pertaining to Convivia, including method of use and formulation patents. In June 2010, we granted an exclusive license to commercialize Convivia in Taiwan to Uni Pharma Co., Ltd. Under this agreement, Uni Pharma is responsible for clinical development, registration and commercialization of Convivia in Taiwan. We continue to seek partners in other Asian countries to license Convivia.
Preclinical Product Candidates
Our preclinical programs include our cysteamine dioxygenase, or ADO, program, to improve treatment of diseases for which cysteamine is therapeutic and our HepTide™ program to treat hepatocellular carcinoma and other cancers susceptible to induced lysosomal storage.
Other Development Areas
Securing Additional and Complementary Technology Licenses from Others
We plan to establish additional research collaborations with prominent universities and research labs and to secure licenses from these universities and labs for technology resulting from the collaborations.  No assurances can be made regarding our ability to establish such collaborations over the next 12 months, or at all.  We may obtain complementary products through joint ventures or through merger and/or acquisitions with other biotechnology companies.
Future Activities
We expect that our near-term efforts will be focused on:
•	Sales of PROCYSBI in the U.S.;
•
Negotiating reimbursement country by country within the EU and launching PROCYSBI in those countries, if and when the European Commission adopts a decision granting marketing authorization for PROCYSBI following the EMA's positive recommendation;

•	Conducting clinical trials that evaluate PROCYSBI in cystinosis patients that are cysteamine-naïve, as well as other supporting trials in underdeveloped markets;
•	Development of select global markets with significant numbers of known cystinosis patients;
•	Targeted screening program for undiagnosed, misdiagnosed and late-onset cystinosis patients;
•	Supporting our clinical trials of RP103 for the potential treatment of HD in adults and NAFLD in children; and
•	Continuing the development of our RP103 clinical pipeline and novel preclinical programs.

Results of Operations

Quarter ended June 30, 2013 and fiscal quarter ended May 31, 2012

Revenue

On April 30, 2013, the FDA granted marketing approval in the U.S. for the sale of our first product, PROCYSBI, for the management of nephropathic cystinosis in adults and children ages six and older.  For the quarter ended June 30, 2013, we recognized approximately $21,000 in PROCYSBI net product sales.  First sales of PROCYSBI commenced in June 2013; there were no product sales for the  fiscal quarter  ended May 31, 2012.

Cost of Sales

Prior to FDA approval on April 30, 2013, our commercial manufacturing costs have been recorded as research and development expenses.  As a result, our cost of sales for the next several quarters will reflect a lower average per unit cost of materials than will be recorded in the future.  Cost of sales for the quarter ended June 30, 2013 were approximately $0.4 million and primarily include: reserves for commercial product scrapped, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales and other indirect costs such as distribution, labeling, shipping and supplies.  We began capitalizing commercial inventory costs upon FDA approval of PROCYSBI on April 30, 2013.

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists' compensation and benefits, expenses associated with the manufacturing and testing of PROCYSBI inventory for our commercial launch in the U.S. which were expensed prior to drug approval, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated human resources and facilities expenses.

Research and development expenses increased approximately 3% to $6.2 million for the quarter ended June 30, 2013 from $6.0 million in the comparable fiscal quarter ended May 31, 2012.  This increase was primarily due to increases in lab services for current research projects of $0.6 million, increases in staffing of $0.6 million and medical affairs costs of $0.4 million, offset by a decrease in expensed manufacturing costs of $1.4 million.

Major program expenses recorded as research and development expenses:

	Three Months Ended
(In millions)	June 30, 2013	May 31, 2012

PROCYSBI: cystinosis (commercial)	$3.0	$3.4
RP103: HD (clinical)	0.2	0.5
RP103: NAFLD in children (clinical)	0.5	0.5
Preclinical programs	0.2	0.2
Minor or inactive programs	0.2	0.2
Research and development personnel and other costs not allocated to programs	2.1	1.2

Total research and development expenses	$6.2	$6.0

Selling, General and Administrative Expenses

Selling, general and administrative expenses include finance, executive and commercial operations compensation and benefits; commercial expenses, such as reimbursement and marketing studies, expenses associated with the commercial launch of PROCYSBI such as printing of physician and patient education materials, setting up RaptorCares.com to adjudicate insurance claims and provide patient support, and establishing a customer relationship management system for our PROCYSBI sales team; corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property expenses associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.

Selling, general and administrative expenses increased approximately 128% to $9.4 million for the quarter ended June 30, 2013 from $4.1 million in the comparable fiscal quarter ended May 31, 2012.  This increase was primarily due to staffing increases of $2.4 million and in ramping sales and marketing costs for the commercialization and U.S. launch of PROCYSBI of $2.9 million.

Interest Income

Interest income for the quarter ended June 30, 2013 and fiscal quarter ended May 31, 2012 was approximately $16,000 and $0.1 million, respectively.

Interest Expense

Interest expense for the quarter ended June 30, 2013 and the fiscal quarter ended May 31, 2012 was $1.1 million and $1,000, respectively.  The increase in interest expense was due primarily to the $50.0 million loan agreement that we entered into with HealthCare Royalty Partners II, L.P., or HC Royalty, in December 2012, of which net proceeds of approximately $23.4 million and $23.7 million were received in December 2012 and May 2013, respectively.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gains (losses) for the quarter ended June 30, 2013 and the fiscal quarter ended May 31, 2012 were a loss of approximately $1,000 and a gain of approximately $45,000, respectively.

Unrealized Gain/(Loss) on Short-Term Investments

Unrealized gain/(loss) on short-term investments represents the change in net asset value of our previously held short-term bond fund.  The unrealized gain on short-term investments for the quarter ended June 30, 2013 and the fiscal quarter ended May 31, 2012 was approximately $107,000 and $56,000, respectively.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants was a loss of approximately $7.0 million for the quarter ended June 30, 2013 compared to a gain of approximately $6.9 million for the fiscal quarter ended May 31, 2012.  The loss for the quarter ended June 30, 2013 was due primarily to an increase in our stock price of $3.50 per share.  The gain in the comparable fiscal quarter ended May 31, 2012 was due primarily to a decrease in our stock price of $1.61 per share.  The gains/(losses) on the revaluation of stock warrants are non-cash.

 Six months ended June 30, 2013 and May 31, 2012

Revenue

On April 30, 2013, the FDA granted marketing approval in the U.S. for the sale of our first product, PROCYSBI, for the management of nephropathic cystinosis in adults and children ages six and older.  For the six months ended June 30, 2013, we recognized approximately $21,000 in PROCYSBI net product revenues.  First sales of PROCYSBI commenced in June 2013; there were no product sales for the six month period ended May 31, 2012.

Cost of Sales

Prior to FDA approval on April 30, 2013, our commercial manufacturing costs have been recorded as research and development expenses.  As a result, our cost of sales for the next several quarters will reflect a lower average per unit cost of materials than will be recorded in the future.  Cost of sales for the six months ended June 30, 2013 was approximately $0.4 million and primarily include: reserves for commercial product scrapped, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales and other indirect costs such as distribution, labeling, shipping and supplies.  We began capitalizing commercial inventory costs upon FDA approval of PROCYSBI on April 30, 2013.

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists' compensation and benefits, expenses associated with the manufacturing and testing of PROCYSBI inventory for our commercial launch in the U.S. which were expensed prior to drug approval, lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated human resources and facilities expenses.

Research and development expenses increased approximately 46% to $14.6 million for the six month period ended June 30, 2013 from $10.0 million for the comparable six month period ended May 31, 2012.  This increase was primarily due to materials needed for clinical trials of $1.3 million, lab services for current research projects of $0.9 million, staffing increases of $1.2 million and medical affairs costs of $1.2 million.

Research and development expenses for the remainder of 2013 are expected to decrease relative to the comparable prior 12 month period due to the prior expensing of commercial manufacturing costs of PROCYSBI as research and development expenses in anticipation of commercial launch.  Subsequent to FDA approval on April 30, 2013, we started capitalizing these costs as commercial inventory.  However, research and development expenses associated with our development efforts of RP103 for our HD and NASH programs will continue to increase.

Major program expenses recorded as research and development expenses:

	Six Months Ended
(In millions)	June 30, 2013	May 31, 2012

PROCYSBI: cystinosis (commercial)	$7.4	$5.2
RP103: HD (clinical)	0.4	0.6
RP103: NAFLD in children (clinical)	0.9	0.8
Preclinical programs	0.3	0.2
Minor or inactive programs	0.5	0.2
Research and development personnel and other costs not allocated to programs	5.1	3.0

Total research and development expenses	$14.6	$10.0

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include finance, executive and commercial operations compensation and benefits; commercial expenses, such as reimbursement and marketing studies, expenses associated with the commercial launch of PROCYSBI such as printing of physician and patient education materials, setting up RaptorCares.com to adjudicate insurance claims and provide patient support, and establishing a customer relationship management system for our PROCYSBI sales team; corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property expenses associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs.

Selling, general and administrative expenses increased approximately 163% to $17.2 million for the six month period ended June 30, 2013 from $6.6 million for the comparable six month period ended May 31, 2012.  This increase was primarily due to staffing increases of $4.3 million and in ramping sales and marketing costs for the commercialization and U.S. launch of PROCYSBI of $6.4 million.

We anticipate selling, general and administrative expenses for the remainder of 2013 to increase relative to the comparable prior 12 month period due to increased commercialization activities of PROCYSBI and increase headcount across various functions to support these activities.

Interest Income

Interest income for the six month periods ended June 30, 2013 and May 31, 2012 was $0.2 million and $0.2 million, respectively.

Interest Expense

Interest expense for the six month periods ended June 30, 2013 and May 31, 2012 was $1.8 million and $1,000, respectively.  The increase in interest expense was primarily due to the $50.0 million loan agreement that we entered into with HC Royalty in December 2012, of which net proceeds of approximately $23.4 million and $23.7 million were received in December 2012 and May 2013, respectively.  During the six month period ended June 30, 2013, we recognized interest expense of $1.8 million, respectively, incurred under the HC Royalty loan agreement.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gains (losses) for the six month periods ended June 30, 2013 and May 31, 2012 were approximately a loss of $35,000 and a gain of approximately $63,000, respectively.

Unrealized Gain/(Loss) on Short-Term Investments

Unrealized gain/(loss) on short-term investments represents the change in net asset value of our previously held short-term bond fund.  The unrealized loss on short-term investments for the six month period ended June 30, 2013 was nil compared to an unrealized gain of approximately $0.2 million for the six month period ended May 31, 2012.

Adjustment to the Fair Value of Common Stock Warrants

The loss for the six month period ended June 30, 2013 of approximately $6.0 million was primarily attributable to an increase in our stock price of $3.50 per share since December 31, 2012.  The comparable loss for the six month period ended May 31, 2012 of approximately $0.9 million was attributable to an increase in stock price volatility.  The losses on the revaluation of stock warrants are non-cash.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our condensed consolidated financial statements is critical to an understanding of our consolidated financial position.

For a complete discussion of our critical accounting policies, refer to "Application of Critical Accounting Policies" within "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Transition Report on Form 10-KT for the four-month period ended December 31, 2012 filed on March 14, 2013, as amended by Form 10-KT/A filed with the SEC on June 19, 2013.  Additional critical accounting policies described below are related to our receipt of FDA approval on April 30, 2013 to market our drug PROCYSBI.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.  We determine that persuasive evidence of an arrangement exists based on written contracts that defined the terms of the arrangements. Under the contract terms, we determine when title to products and associated risk of loss has passed onto the customer.  We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.  Without sufficient credit history, we determine a customary collectability percentage.

PROCYSBI is currently only available for distribution from our specialty pharmacy partner which ships directly to the patient.  PROCYSBI is not available in retail pharmacies.  Prior authorization of coverage level by the patient's private insurance plan or government payor is a prerequisite to the shipment of PROCYSBI to a patient.  Revenue is recognized once the product has been shipped by the specialty pharmacy and receipt confirmed by the patient. We record revenue net of expected discounts, distributor fees, rebates, including those paid to government agencies and returns.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known at the time of shipment, and the government-mandated discounts applicable to government-funded programs.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis.  Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life.  In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory.  Prior to the approval of PROCYSBI by the FDA on April 30, 2013, we recorded manufacturing costs relating to PROCYSBI as research and development expense.  Subsequent to approval, we began capitalizing these costs as inventory is manufactured.  We did not capitalize inventory at December 31, 2012.  We began recognizing costs of sales in the second quarter of 2013.  Cost of sales includes the cost of inventory sold and reserved, amortization of licensing approval milestone payments, royalty fees due to UCSD on our net product revenues and other indirect costs, such as distribution, labeling, shipping and supplies.

Accounts Receivable

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts, chargebacks and doubtful accounts.  Estimates for chargebacks and prompt-payment discounts are based on contractual terms and our expectations regarding the utilization rates.

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

Accrued Liabilities

Accrued liabilities include estimates of certain expenses which we have not yet been invoiced and requires management's judgment in determining appropriate expenses to accrue. For example, because of the nature of how clinical trials are invoiced by clinical sites, especially outside of the U.S. where there is a significant time lag between the services provided by the clinical site and the time the clinical site bills us for their services, we must estimate such clinical site expenses on a monthly basis as clinical trial expenses. Although we believe our accrued liabilities reflect the best information available to us, our actual expenses could differ from our estimates.

Note Payable and Debt Issuance Costs

Note payable consists of our loan agreement with HC Royalty as lender under which we agreed to borrow $50.0 million in two $25.0 million tranches, or the HC Royalty Loan.  We drew down the first tranche in the amount of $25.0 million in December 2012 and received the second tranche on May 21, 2013.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and quarterly interest payments are included in interest expense in our Condensed Consolidated Statements of Comprehensive Loss for the quarter ended June 30, 2013.  Principal payments, when made, reduce our note payable balance. There is a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly.  With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of PROCYSBI and future approved product net revenues for such calendar year, 3.0% of PROCYSBI and future approved product net revenues for such calendar year in excess of $25.0 million and not in excess of $50.0 million, and 1.0% of PROCYSBI and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly. With respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.0% of the first $25.0 million of PROCYSBI and future approved product net revenues for such calendar year, 3.0% of PROCYSBI and future approved product net revenues for such calendar year in excess of $25.0 million and not in excess of $50.0 million, and 1.0% of PROCYSBI and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

As of June 30, 2013, approximately $2,000 of royalty fees were accrued on net product revenues.  We received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI.  The royalty costs are classified as interest expense in our Condensed Consolidated Statements of Comprehensive Loss and accrued interest expense on our Condensed Consolidated Balance Sheets.  We have not yet had sufficient revenue data to estimate future revenues as of June 30, 2013. The loan and our obligation to make any payments shall terminate immediately when our payments received by HC Royalty equals $97.5 million, except that if, by December 20, 2014, net revenues for the immediately preceding four fiscal quarters exceed $100.0 million, then the loan and our obligation to make any payments shall terminate immediately when all payments received by HC Royalty from us equals $90.0 million.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the effective interest method.  The amortization of debt issuance costs is included in interest expense in our Condensed Consolidated Statements of Comprehensive Loss.

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

Goodwill represents the excess of the value of the purchase consideration over the identifiable assets acquired in the merger of our subsidiary with and into Raptor Pharmaceuticals Corp. in September 2009, or the 2009 Merger. Goodwill is reviewed annually, or when an indication of impairment exists. When an impairment analysis is performed, if deemed necessary, a write-down in valuation is recorded.

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as PROCYSBI and RP103) and to an out-license acquired in the 2009 Merger.  Also included in intangible assets are milestone payments to UCSD that were payable upon FDA approval of PROCYSBI.  Based upon FDA approval of PROCYSBI, we paid and capitalized $750,000 as a licensing milestone payment which is being amortized through 2027, the life of the licensed patents. All of the intangible assets related to PROCYSBI/RP103 are amortized using the straight-line method over the estimated useful life of 20 years or patent life, whichever is shorter.   Intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.  During the quarter ended June 30, 2013, we did not identify any impairment losses.

We amortized approximately $50,000 and $37,000 of intangible assets to research and development expense during the three months ended June 30, 2013 and May 31, 2012, respectively, and $86,000 and $73,000 during the six months ended June 30, 2013 and May 31, 2012, respectively.  These amounts relate to the amortization of the intangible assets discussed in the preceding paragraph.

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

Our effective tax rate is 0% for income tax for the three and six months ended June 30, 2013 and we have determined that our effective tax rate for our fiscal year ended August 31, 2012 and the short tax year from September 1, 2012 to December 31, 2012 is 0%.  Based on the weight of available evidence, including cumulative losses since inception and expected future losses, we have determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on our net deferred tax assets.

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

We account for income taxes under FASB ASC No. 740-10, Accounting for Uncertainty in Income Taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of June 30, 2013, there were no accrued interest or penalties related to uncertain tax positions.  As of June 30, 2013, there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred liabilities.

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

For the quarter ended June 30, 2013, stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following: risk-free interest rate of 0.92%; five year expected life; 78% volatility; 2.5% turnover rate; and 0% dividend rate.

We based our Black-Scholes inputs on the following factors:

•	the risk-free interest rate was based upon our review of current constant maturity treasury bill rates for five years;
•
the expected life of five years was based upon our assessment of the ten-year term of the stock options issued along with the fact that we are a commercial company and our expectation that option holders will commence exercising stock options that are fully vested;

•	the volatility was based on the actual annualized volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009;
•	the turnover rate was based on our assessment of our historical employee turnover; and
•	the dividend rate was based on our current decision to not pay dividends on our stock during our current stage.

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

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

Capital Resource Requirements

As of June 30, 2013, we had approximately $74.6 million in cash and cash equivalents, approximately $21.9 million in current liabilities (of which approximately $13.5 million represented the non-cash common stock warrant liability) and approximately $61.2 million of net working capital.

Based upon our projected PROCYSBI sales and planned operations, our cash and cash equivalents as of June 30, 2013 of approximately $74.6 million and net cash proceeds of approximately $11.2 million received in July 2013 from sales of common stock under our ATM offering, we believe that our cash balance will be sufficient to meet our projected operational requirements and obligations through the end of 2014.

The $50.0 million HC Royalty loan agreement executed on December 20, 2012, matures on December 31, 2019, bears interest at an annual fixed rate of 10.75% and a variable royalty rate, tiered down, based on a percentage of PROCYSBI and future approved product net revenues.  The loan is interest-only for the first two years. The proceeds for the loans will be used primarily to help fund the commercialization of PROCYSBI, advance our development programs and for general corporate purposes.  (See Note 4 – Notes Payable and Debt Issuance Costs for further information.)

On April 30, 2012, we entered into a Sales Agreement with Cowen and Company, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $40.0 million, from time to time, through an "at the market" equity offering program under which Cowen acts as sales agent.  In July 2013, we amended and restated the agreement which increased our ability to sell shares of our common stock up to an aggregate of $100.0 million.  We pay a 3.0% commission to Cowen on any sales pursuant to the Amended and Restated Sales Agreement.  Through June 30, 2013, we sold 6,208,986 shares at a weighted-average sales price of $5.98 per share for net proceeds of approximately $36.0 million.  In July 2013, we sold an additional 649,269 shares for net proceeds of approximately $6.2 million.  As of July 18, 2013, an aggregate of approximately $56.5 million remained available for future sales of our common stock under the Amended and Restated Sales Agreement.

As of July 23, 2013, Series A warrants to purchase up to 262,500 shares of our common stock were outstanding, all of which warrants were issued pursuant to a definitive securities purchase agreement, dated as of December 17, 2009.  The outstanding Series A warrants are exercisable until December 22, 2014, at a per share exercise price of $2.45.

As of July 23, 2013, 1,023,102 shares (including the placement agent warrant described below) of our common stock warrants were outstanding, all of which warrants were issued pursuant to private placement purchase agreements, dated as of August 9, 2010.  Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share.  The placement agent warrant that we issued to the placement agent for this private placement is for the purchase 97,952 shares of our common stock at an exercise price of $3.075 per share.

Future Funding Requirements

We may need to raise additional capital either through the sale of equity or debt securities (including convertible debt securities) to fund our operations and to, among other activities, commercialize PROCYSBI and to develop RP103 for various indications.  Our future capital requirements may be substantial, and will depend on many factors, including:

•	the success of our U.S. commercial launch of PROCYSBI including patient and revenue uptake;
•
the cost of establishing the sales and marketing capabilities in the EU necessary for the launch of PROCYSBI in the EU, if and when the European Commission adopts a decision granting marketing authorization for PROCYSBI following the EMA's recommendation;

•	the costs of activities related to the regulatory approval process and the timing of EU approval, if and when received;
•
our ability to negotiate reimbursement and pricing of PROCYSBI in the EU, if and when the European Commission adopts a decision granting marketing authorization for PROCYSBI following the EMA's recommendation;

•	the cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-EU countries;
•
the timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for Huntington's disease; and evaluating RP103 as a potential treatment for NAFLD;

•	the cost of filing, prosecuting and enforcing patent claims; and
•	the cost of our manufacturing-related activities in support of PROCYSBI and RP103.

There can be no assurance that we will be successful in raising sufficient funds when needed.  Additional financing may not be available in amounts or on terms satisfactory to us, or at all.

Commitments and Contingencies

We maintain several contracts with suppliers, contract manufacturers, research organizations, clinical organizations, drug labelers and distributors, and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing of PROCYSBI and clinical manufacturing of drug product for our HD and our NAFLD clinical collaborations.  With the exception of the items listed below and updates as noted under Note 4 – Notes Payable and Debt Issuance Costs, our contractual obligations have not changed significantly during the quarter ended June 30, 2013 compared to those discussed in our Transition Report on Form 10-KT for the four month period ended December 31, 2012, filed with the SEC on March 14, 2013, as amended by Form 10-KT/A filed with the SEC on June 19, 2013.

On April 25, 2013, we executed a seven year lease for facilities in Novato, California which we moved into at the end of June 2013 to accommodate personnel growth.  We will make lease payments of $19,460 per month under this new lease which commences in June 2013 through May 2014.  On June 10, 2013, we amended the lease to add space to accommodate our research laboratory.  We will make additional lease payments of $1,870 per month under this amendment which also commenced in June 2013 through May 2014.  We will move to an adjacent facility which becomes available in 2014.  Rental expense for the larger adjacent facility will be higher than the current interim facility.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Going Concern

Burr Pilger Mayer, Inc., Raptor Pharmaceutical Corp.'s independent registered public accounting firm, included a "going-concern" audit opinion on the consolidated financial statements for the four month period ended December 31, 2012 and for the period September 8, 2005 (inception) to December 31, 2012.  The audit opinion reports substantial doubt about the Company's ability to continue as a going concern due to significant operating losses since inception.  The Company will need to raise additional capital and/or generate significant revenue at profitable levels to continue to operate as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates and impacts our marketable securities.  We do not have any derivative financial instruments.

Our market risks during the quarter ended June 30, 2013 have not materially changed from those discussed in our Transition Report on Form 10-KT for the four month period ended December 31, 2012, filed with the SEC on March 14, 2013, as amended by Form 10-KT/A filed with the SEC on June 19, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Risks Associated with Commercialization and Product Development

We currently depend entirely on the success of our lead drug, PROCYSBI.  If PROCYSBI sales in the U.S. are not robust or if we do not obtain final EU approval of PROCYSBI, our financial results and financial condition will be adversely affected.

On April 30, 2013, the FDA approved PROCYSBI (cysteamine bitartrate) delayed-release capsules for the management of nephropathic cystinosis in adults and children six years and older.

Sales of PROCYSBI will likely drive our value as reflected in the trading price of our common stock.  However, we do not have prior experience in commercializing therapeutics.  If PROCYSBI sales are not as robust as expected by analysts and investors, our value may not increase or could significantly decrease.  The EMA's CHMP recently adopted a positive opinion recommending marketing authorization for PROCYSBI gastro-resistant hard capsules, which must be ratified by the European Commission for marketing approval in the EU, where we believe there is a significant number of cystinosis patients.  We anticipate a decision from the European Commission during the third quarter of 2013, but if we do not obtain marketing approval in the EU, our business prospects will decline.  The successful commercialization of PROCYSBI will depend on several factors, including:

•	successful sales of PROCYSBI in the U.S., including, among other factors, identification of potential physician prescribers and potential patients for, and obtaining reimbursement of PROCYSBI;
•	the adoption by the European Commission of a decision granting marketing authorization for PROCYSBI following the EMA's recommendation;
•	the successful launch of PROCYSBI in EU countries and other select territories throughout the economically developed world, if and when approved;
•	acceptance of PROCYSBI by physicians, parents, patients and cystinosis research/advocacy organizations including the conversion from the existing standard of care to PROCYSBI;
•	coverage and reimbursement for PROCYSBI from commercial health plans and government health programs, which we refer to collectively as third-party payors;
•	compliance with regulatory requirements including fulfilling any FDA and EMA required post-approval commitments;
•	provision of affordable out-of-pocket cost to patients and/or other programs to ensure patient access to PROCYSBI;
•	approval by other country regulatory agencies of appropriate product labeling for PROCYSBI;
•	agreements with wholesalers and distributors on commercially reasonable terms;
•	manufacture and supply of adequate quantities of PROCYSBI to meet commercial demand; and
•	development and maintenance of intellectual property protection for PROCYSBI.

If we fail to successfully commercialize PROCYSBI at sufficient sales levels, gain EU approval of PROCYSBI or successfully commercialize PROCYSBI in Europe within a reasonable time period, we will be unable to sustain or grow our business and we may never become profitable, and our business, financial condition and results of operations will be adversely affected.

Our ability to generate revenues from PROCYSBI will be subject to attaining significant market acceptance among physicians, patients, patient families, healthcare payors and the healthcare community.

PROCYSBI may not attain market acceptance among physicians, patients, patient families, healthcare payors or the healthcare community compared to the current standard of care. We believe that the degree of market acceptance and our ability to generate revenues from PROCYSBI will depend on a number of factors, including:

•	availability and relative efficacy and safety of therapeutic alternatives;
•	the price of our products, both in absolute terms and relative to alternative treatments;
•	timing of market introduction of our products as well as competitive drugs;
•	efficacy and safety and real-world patient and physician experience with PROCYSBI;
•	identification of currently diagnosed and undiagnosed patients and continued projected growth of the cystinosis market;
•	prevalence and severity of any side effects;
•	acceptance by patients, patient families, primary care specialists and key specialists including conversion from the existing standard of care;
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

If PROCYSBI does not receive significant market acceptance among physicians, patients, patient families, healthcare payors or the healthcare community, our ability to generate revenues from PROCYSBI will be severely affected.

If we are unable to expand the use of RP103 and receive regulatory approval for any other indication, we may delay or cease some of our product development activities, which would adversely affect the longer term value of RP103 and our growth prospects.

We must obtain and maintain appropriate pre-marketing approvals from regulatory agencies in each of the markets in which we intend to market our products.  Once approved, we may only market our products for the specific uses that are reflected in the product's approved labeling.  In the U.S., we are permitted to market RP103 only for the management of nephropathic cystinosis in adults and children six years and older under the brand name PROCYSBI.  We do not have approval of RP103 in any other market. To market a new drug in the EU, we must submit a marketing authorization application, or MAA, to the EMA, or to the competent authorities of the Member States of the EU, and obtain a marketing authorization from these authorities for each individual indication. An NDA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, to demonstrate the safety and efficacy of the applicable product candidate for the treatment of each individual indication.

Obtaining approval of a new drug application, or NDA, MAA or any other filing, such as a New Drug Submission in Canada, for approval in a foreign country is an extensive, lengthy, expensive and uncertain process. The FDA, EMA or other regulatory authorities may delay, limit or deny approval of RP103 or our future drug product programs for many reasons, including:

•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by regulatory authorities for approval;
•
the regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials; may not find the data from preclinical studies and clinical trials sufficient to demonstrate has adequate clinical and other benefits and an adequate safety profile; or may disagree with our interpretation of data from preclinical studies or clinical trials and require that we conduct one or more additional trials;

•	the regulatory authorities may not accept data generated at our clinical trial sites;
•
the regulatory authorities may have difficulties scheduling an advisory committee meeting (or equivalent, if required) in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the regulatory agency require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•
the regulatory authorities may require additional preclinical or clinical studies or other data prior to granting approval, and we may not be able to generate the required data on a timely basis, if at all;

•	the regulatory authorities may impose limitations on approved labeling, thus introducing reimbursement complications which may limit access for intended uses;
•
the regulatory authorities may identify deficiencies in the manufacturing processes or in the facilities of our third party suppliers and/or contract manufacturers, or may require us to manufacture additional validation batches or change our process or specifications;

•	we may not be able to validate our manufacturing process to the satisfaction of the regulatory authorities, or they may not agree with our plan for potential retrospective validation; or
•	the regulatory authorities may change approval policies or adopt new regulations.

Despite regulatory guidelines, we cannot reliably predict if or when any of our drug product candidates will be approved for marketing. If we fail to gain regulatory approval for RP103 for other indications, our financial results and financial condition will be adversely affected. In such a case, we will have to delay or terminate some or all of our research product development programs.

PROCYSBI and our other future product candidates will be subject to labeling and other restrictions or potential market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we obtain for PROCYSBI or our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed. The FDA and EMA strictly regulate the promotional claims that may be made about prescription products and our product labeling, advertising and promotion is subject to continuing regulatory review. Physicians may nevertheless prescribe our product to their patients in a manner that is inconsistent with the approved label, or off-label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, our manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements will include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with cGMPs (good manufacturing practices), GCPs (good clinical practices), GDPs (good distribution practices) and GLPs (good laboratory practices). If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications and enforcement actions, including injunctions and civil or criminal prosecution. Regulatory agencies can withdraw a product's approval, including PROCYSBI's approval, under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

If serious adverse side effects are associated with PROCYSBI, our business would be harmed.

The prescribing information for PROCYSBI includes several warnings relating to observed adverse reactions of cysteamine bitartrate usage (although not observed in our clinical trials supporting PROCYSBI's NDA and MAA, but required on our label as a consequence of submitting a 505(b)(2) application in the U.S. and a hybrid application in the EU).  With commercial use and additional clinical trials, we expect to continue to update adverse reactions listed in the prescribing information. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the relevant patient populations, the FDA or other regulatory agencies could modify or revoke our marketing approval or we may choose to withdraw PROCYSBI from the market. If this were to occur, we may be unable to obtain marketing approval in additional indications. In addition, if patients receiving PROCYSBI were to suffer harm as a result of their use of the product, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

Pressure on drug product third-party coverage and reimbursement/pricing may impair our ability to be reimbursed for PROCYSBI and our other future product candidates at prices or on terms sufficient to provide a viable financial outcome.

Market acceptance and sales of PROCYSBI and any product candidates that we may develop will depend in large part on reimbursement policies and may be affected by future healthcare reform measures in the U.S. as well as the EU and other key international markets. The continuing efforts of governmental and third-party payors to contain, reduce or shift the costs of healthcare through various means, including an increased emphasis on managed care and attempts to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, may result in downward pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, drug coverage and reimbursement policies and pricing in general. Successful commercialization of our products will depend in part on the availability of governmental and third-party private payor reimbursement for the therapeutic value of our products.

For example, in many foreign markets, the pricing or profitability of healthcare products is subject to government control. In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments.  In the U.S., there has been, and we expect there will continue to be, a number of federal and state proposals to implement similar government price control.  The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business, by reducing the prices we are able to charge for our products, reducing the reimbursement rates for our products and increasing governmental rebates, impeding our ability to achieve profitability, raise capital or form collaborations. In particular, in the U.S., private health insurers and other third-party payors often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs.  We will not know whether third-party payors will cover and reimburse for our products until we enter into payor negotiations.  If we are unable to obtain sufficiently high reimbursement rates for our products, they will not be commercially viable.

Because the target patient populations for some of our drug product candidates, including PROCYSBI, are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

PROCYSBI and our clinical development of RP103 target diseases with small patient populations, including cystinosis and HD, respectively. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. In addition, the per-patient prices at which we sell PROCYSBI (currently an estimated average of $250,000 per year in the U.S.) and RP103 for these indications will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintain high per-patient prices for PROCYSBI and RP103 for diseases with small patient populations.

If we fail to obtain or maintain orphan drug exclusivity or regulatory exclusivity for some of our drug product candidates, our competitors may sell products to treat the same conditions or at greatly reduced prices and our revenues will be reduced.

As part of our business strategy, in addition to PROCYSBI for the treatment of cystinosis, we intend to develop RP103 for additional indications and other drugs that may be eligible for FDA and EMA orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S. The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years (with an additional half year if for a pediatric indication). Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.  Similar regulations are available from the EMA with a 10-year period of market exclusivity.

Because the extent and scope of patent protection for some of our drug products may be particularly limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under Orphan Drug Act designation to maintain a competitive position. However, if we do not obtain orphan drug exclusivity for RP103 for the potential treatment of HD or other potential indications, or our future relevant drug products do not have strong patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.  Also, without strong patent protection, competitors may sell a generic version upon the expiration of orphan exclusivity, if our patent position is not upheld..

Even though we have been granted orphan drug designation prior to the approval of RP103 for the potential treatment of HD, and even if we obtain orphan drug designation for our future drug product candidates, we may not fulfill the criteria for exclusivity or we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a particular product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care, although this demonstration might be difficult in a very rare disease.

A breakthrough designation for our drug product candidates, if obtained, may not actually lead to a faster review process.

In the future, we may request breakthrough designation or fast-track designation from the FDA for our other drug product candidates; however, the FDA may not grant it.  Without one of these designations, the FDA review timeline could be at least 10 to 12 months.  Under the FDA policies, a drug candidate is eligible for breakthrough designation or fast-track designation from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a rare disease. A lengthier review process will delay revenue from the sale of products and will increase the capital necessary to fund these product development programs.  Obtaining breakthrough designation or fast-track designation from the FDA does not guarantee FDA approval of our NDA or that the FDA will not request additional information, including requesting additional clinical studies (although potentially a post-marketing requirement), during its review.  Any request for additional information or clinical data could delay the FDA's timely review of our NDA.

Even though we have obtained U.S. regulatory approval for PROCYSBI, we will be subject to ongoing regulatory obligations, oversight and continued regulatory review, which may result in significant additional expense.

Although we received U.S. marketing approval for PROCYSBI, approval of PROCYSBI in the EU could contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and extraordinary requirements for surveillance to monitor the safety and efficacy of the drug product. Post-marketing studies and/or post-market surveillance may suggest that a product causes undesirable side effects which present an increased risk to the patient. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or identify data that suggest that one of our approved products may present a risk to safety, the regulatory authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, our growth prospects and our operating results will be adversely affected.

We may not be successful in integrating our European operations with our U.S. operations.

In connection with the potential European commercial launch of PROCYSBI, if and when approved in the EU, we have expanded our operations in Europe where we have added and expect to continue to add personnel. We may encounter difficulties successfully managing remotely a substantially larger and internationally diverse organization and may encounter delays in commercialization if we are not successful in integrating our international operations. Challenges related to managing international operations include the following:

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

If we fail to obtain and maintain approval from regulatory authorities in international markets for PROCYSBI, RP103 and any future product candidates for which we have rights in international markets, our market opportunities will be limited and our business will be adversely impacted.

Sales of our products outside of the U.S. are subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approvals. Even if the FDA and EMA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of our product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials or manufacturing and control requirements. In many countries outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that country. In many cases, the price that we propose to charge for our products is also subject to approval by individual countries before we can launch our product candidates in those countries. Obtaining foreign regulatory approvals, complying with foreign regulatory requirements and gaining approved pricing and reimbursement could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

If we fail to demonstrate safety or efficacy in our preclinical studies or clinical trials or keep to the terms of a product development program, our future business prospects for these drug product candidates will be materially adversely affected.

The success of our development and commercialization efforts will be greatly dependent upon our ability to demonstrate safety and efficacy in preclinical studies and clinical trials. Preclinical studies involve testing in appropriate multiple non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain preclinical data reveals potential safety issues or the results are inconsistent with an expectation of the drug product candidate's efficacy in humans, the regulatory agencies may require additional more rigorous testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our drug product candidates or technologies if, in the judgment of our management and advisors, the preclinical test results do not support further development.  There are many potential preclinical models to test for different disease states and we could fail to choose the ideal preclinical model to determine proof of concept, safety and efficacy of our drug product candidates.

Following successful preclinical testing, drug product candidates will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. The clinical trial process may fail to demonstrate with statistical significance that our drug product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug product candidate and may delay development of other drug product candidates. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of our investigational new drug application, or IND, and NDA as applicable, with the FDA, MAA and Investigational Medicinal Product Dossier, or IMPD, with the EMA or other regulatory agencies and, ultimately, our ability to commercialize our drug product candidates and generate product revenues. In addition, some of our clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. The failure to demonstrate safety or efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.

We may be subject to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing (including through human trials), manufacturing and marketing of drugs. PROCYSBI and our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Many of the patients who participate in our current clinical trials and U.S. cystinosis patients who may purchase PROCYSBI commercially are already critically ill or suffering from chronic debilitating diseases. The waivers we obtain in clinical trials may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry product liability insurance, it may not be sufficient to cover future claims.

We may not be able to avoid significant liability if any product liability claim is brought against us. If a successful product liability claim is brought against us and the amount of liability exceeds our insurance coverage, we may incur substantial charges that would adversely affect our business, financial condition and results of operation.

With PROCYSBI, we have no internal manufacturing experience and expect to continue to rely on a single supplier for the active pharmaceutical ingredient and a single third-party manufacturer for the conversion to finished drug product.  If we are unable to obtain an adequate supply of our drugs, our reputation would be harmed, our revenues could be delayed and our financial results could be adversely affected.

We do not currently manufacture PROCYSBI and RP103.  We rely on single manufacturing sources for our cysteamine active pharmaceutical ingredient, or API, and finished products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production to commercial requirements. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturer and key suppliers may experience manufacturing difficulties due to sourcing scarcities or resource constraints or equipment problems or as a result of labor disputes, severe weather events, unstable political environments at foreign facilities or financial difficulties. If this manufacturer or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our sales could suffer and reputation would be jeopardized.

 We rely on one exclusive supplier for the API for PROCYSBI and RP103. While we work closely with this supplier, along with our exclusive finished goods supplier, to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. A reduction or interruption in our supply of API from this supplier and finished goods from our contract manufacturer, and efforts to identify and qualify alternative sources of API supply, could result in significant additional operating costs and delays in sales of PROCYSBI and in developing RP103 for HD and NAFLD. In addition, supply arrangements from alternative sources may not be available on acceptable economic terms, if at all.

Our manufacturers and suppliers are subject to the FDA's current cGMP requirements and other FDA requirements, Drug Enforcement Administration's regulations and other rules and regulations prescribed by applicable non-U.S. regulatory authorities. We depend on our third party suppliers and manufacturers for compliance with these requirements, and they may not be able to do so. If we or our third party suppliers and manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may issue warning letters or untitled letters; seek an injunction or impose civil or criminal penalties or monetary fines; suspend or withdraw regulatory approval; suspend any ongoing clinical trials; refuse to approve pending applications or supplements to applications filed by us; suspend or impose restrictions on operations; including costly new manufacturing requirements; seize or detain products; or request that we initiate a product recall. The occurrence of any of these regulatory actions or penalties may inhibit our ability to commercialize our product and generate revenue.

We rely on third parties for the distribution and pharmaceutical services of PROCYSBI in the U.S.

 We rely on a third party logistics provider and specialty pharmacy to distribute PROCYSBI to patients and to collect from insurance companies and government agencies in the U.S. Our ability to collect from the logistics provider is not only subject to such provider's credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third party payors. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of PROCYSBI. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of PROCYSBI could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction which may harm our reputation and financial condition.

Our reliance on third parties may result in delays in completing, or a failure to complete, preclinical testing, clinical trials or regulatory marketing submissions.

In the course of product development, we engage and collaborate with a variety of external organizations to perform services essential to drug product development. The organizations which perform services can include, but are not limited to:

•	governmental agencies, U.S. and international university laboratories;
•	other biotechnology companies;
•	contract manufacturing organizations;
•	clinical research organizations;
•	distribution and supply (logistics) service organizations;
•	contract testing organizations;
•	consultants or consulting organizations with specialized knowledge based expertise;
•	intellectual property legal firms; and
•	multiple other service organizations.

As a result of our engagement of these organizations to help us with our product development programs, many important aspects of our business are will be out of our direct control. If any of these organizations we engage in the future fail to perform their obligations under our agreements with them or fail to perform in a satisfactory manner, we may face delays in completing our development and commercialization processes for any of our drug product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our drug product candidates.

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

Our dependence on collaborative arrangements with other independent parties will subject us to a number of risks that could harm our ability to develop and commercialize products:

•	collaborative arrangements might not be available on terms which are reasonably favorable to us, or at all;
•	disagreements with partners may result in delays in the development and marketing of products, termination of collaboration agreements or time consuming and expensive legal action;
•	agreement terms may be difficult or costly to enforce;
•	partners may not allocate sufficient funds or resources to the development, promotion or marketing of our product candidates, or may not perform their obligations as expected;
•	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;
•	agreements with partners may expire or be terminated without renewal, or partners may breach agreements with us;
•	business combinations or significant changes in a partner's business strategy might adversely affect that partner's willingness or ability to complete its obligation to us; and
•	the terms and conditions of the relevant agreements may no longer be suitable.

We cannot guarantee that we will be able to negotiate acceptable future collaboration agreements or that those currently in existence will make it possible for us to fulfill our objectives.

We depend on the support of key scientific and medical collaborators.

We will need to establish relationships with additional key opinion leaders, leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for their approved indications. Although we have various medical and scientific advisors and research collaborations, there is no assurance that our advisors and our research collaborators will continue to work with us or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new clinical and scientific relationships to assist in our commercialization and research and development, we may not be able to successfully develop PROCYSBI, RP103 or our other drug product candidates.

Government health care reform could potentially reduce our prices and increase our costs, which would adversely affect our financial condition and results of operations.

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

Several provisions of the new law, which have varying effective dates, may affect us, including our costs. For example, the PPACA increased the Medicaid rebate rate, revised the definition of "average manufacturer price" for reporting purposes, which could further increase the amount of the Medicaid drug rebates paid to states, and extended the rebate program to beneficiaries enrolled in Medicaid managed care organizations. The PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or "donut hole." The law also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the U.S. The PPACA includes a provision to increase the Medicaid rebate for line extensions or reformulated drugs (NDA Type 3) based on the originator's initial price and subsequent price increases. Depending on the final regulations this could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients) if we participate in the Medicaid Drug Rebate Program. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with healthcare practitioners.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.   The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of PROCYSBI.

We are or may be subject to various healthcare regulations, and if we fail to comply with such regulations, we could face substantial penalties.

The laws that may affect our ability to operate as a commercial organization include:

•
the federal healthcare programs' Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

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

•	U.S. and European reporting requirements detailing interactions with and payments to healthcare providers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market PROCYSBI, RP103 and other future drug candidates and adversely impact our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.   Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing.  Some states, such as California, Massachusetts and Vermont, mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians.  The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

We will continue to incur increased costs as a result of corporate governance and financial reporting laws and regulations and our management will continue to be required to devote substantial time to comply with such laws and regulations.

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. Legislation or regulations, such as the Sunshine Act, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as other rules implemented by the FDA, the SEC and NASDAQ, follow the trend of imposing stricter corporate governance and financial reporting standards and have led to an increase in the costs of compliance, including substantial increases in consulting, auditing and legal fees. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in law. Our management and other personnel will need to devote a substantial amount of time to these requirements.

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

Our success depends on our ability to manage our projected growth.

Continued commercial sales of PROCYSBI in the U.S., the potential EU commercial launch of PROCYSBI (if and when approved in the EU), expansion of our commercial operations into other markets and the continuation of our clinical-stage programs and our current plans to in-license and acquire additional clinical-stage product candidates will require us to retain existing and add required new qualified and experienced personnel in all functional areas over the next several years. Also, as our preclinical pipeline diversifies through internal discoveries, or the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our expanding operations and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel.

Our loan agreement with HC Royalty contains a number of restrictive covenants and other provisions, which, if violated, could result in the acceleration of the payment terms of our outstanding indebtedness, which could have an adverse impact on our business and financial condition.

In December 2012, we entered into a loan agreement with HealthCare Royalty Partners II, L.P., or HC Royalty, as lender, under which we agreed to borrow $50.0 million in two $25.0 million tranches, or the HC Royalty loan agreement. We drew down the first tranche in the amount of $25.0 million in December 2012 upon signing the HC Royalty loan agreement and we drew down the second tranche of $25.0 million in May 2013 as a result of our achievement of the milestone of U.S. approval of PROCYSBI. The HC Royalty loan agreement includes a variety of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit PROCYSBI and RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements. To secure the performance of our obligations under the HC Royalty loan agreement, we granted a security interest to HC Royalty in substantially all of our assets, the assets of our subsidiaries and a pledge of stock of certain of our subsidiaries. Our failure to comply with the terms of the HC Royalty loan agreement and related documents, the occurrence of a change of control of our Company or the occurrence of an uncured material adverse effect on our Company, or our wholly-owned subsidiary Raptor Pharmaceuticals, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of our indebtedness to HC Royalty and interest thereon. Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, our pledged collateral and assign and transfer the pledged stock of certain of our subsidiaries.

Credit risks from customers outside the U.S. may negatively affect our results of operations.

Any future sales of our products to government supported customers outside of the U.S. are likely to be subject to significant payment delays due to government funding and reimbursement practices, which will result in an increase in the length of time that we may have accounts receivable outstanding. For example, many governments in Europe are facing significant liquidity crises. If government reimbursement for future sales of PROCYSBI, if and when approved in the EU, or our potential products is delayed or becomes unavailable, we may not be able to collect on amounts payable to us in reasonable time frames from such customers and our capital requirements will increase and our results of operations would be adversely affected.

Our business could be adversely affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and business and economic conditions. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to increase the price of PROCYSBI or other future products due to the process by which healthcare providers are reimbursed.

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

Even though we have FDA approval of PROCYSBI, our sales in the U.S. may be reduced if PROCYSBI is imported into the U.S. from lower priced markets, whether legally or illegally. In the U.S., prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico. There have been proposals to legalize the import of pharmaceuticals from outside the U.S. If such legislation were enacted, our potential future revenues could be reduced.

Our future international sales and operating expenses will be subject to fluctuations in currency exchange rates.

If and when PROCYSBI is approved by the European Commission and other regulatory authorities outside the U.S. and we sell PROCYSBI in such jurisdictions, a portion of our business will be conducted in currencies other than our reporting currency, the U.S. dollar. We will recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will likely cause foreign currency translation gains and losses in the future. Because of the number of currencies that may be involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation and transaction losses in the future due to the effect of exchange rate fluctuations.

Our future success depends, in part, on the continued services of our management team.

Our success is dependent in part upon the availability of our senior executive officers, including Christopher M. Starr, Ph.D., Chief Executive Officer; Julie Anne Smith, Chief Operating Officer; Georgia Erbez, Chief Financial Officer; Ted Daley, Chief Business Officer and Patrice Rioux, M.D., Ph.D., Chief Medical Officer.  The loss or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition and operating results. We do not have key-man insurance on any of our employees.

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

From time to time, we may publicly announce the estimated timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. For example, clinical trials may be delayed due to factors such as institutional review board, or IRB, approvals, qualification of clinical sites, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment. In most circumstances, we rely on academic institutions, major medical institutions, governmental research organizations (U.S. or internationally based), clinical research organizations or contract manufacturing organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have limited control over the timing and other aspects of these clinical trials.

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

 We have acquired and licensed certain proprietary technologies and plan to further license and acquire various patents and proprietary technologies owned by other parties. The agreements in place are critical to our product development programs. These agreements may be terminated, and all rights to the technologies and product candidates will be lost, if we fail to perform our obligations under these agreements and licenses in accordance with their terms including, but not limited to, our ability to fund all payments due under such agreements. Our inability to continue to maintain these technologies could materially adversely affect our business, prospects, financial condition and operating results. In addition, our business strategy depends on the successful development of licensed and acquired technologies into commercial products, and, therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, or market and sell our product candidates, delay new product introductions, and/or adversely affect our reputation, any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

If the purchase or licensing agreements we entered into are terminated, we will lose the right to use or exploit our owned and licensed technologies.

We entered into a licensing agreement with UCSD for patents and know-how related to PROCYSBI and RP103 and a licensing agreement with Yeda Research and Development Company Limited, or Yeda, for patents originating from Weizmann Institute of Technology and Niigata University, related to use of transglutaminase inhibitors to treat neurological diseases.

 UCSD and Yeda may terminate their respective agreements with us upon the occurrence of certain events, including if we challenge the validity of any patents licensed under the respective agreements or if we materially breach our obligations to make certain payments and meet certain diligence milestones within specified time periods, and fail to remedy the breach within the permitted cure periods. Yeda may also terminate its agreement with us if we enter into certain liquidation proceedings. Although we are not currently in breach of these agreements, challenging any patents licensed under these agreements or involved in any liquidation proceedings, there is a risk that we may be in the future, giving UCSD and/or Yeda the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the UCSD or Yeda agreements are terminated by either party, we would lose certain of our rights relating to PROCYSBI and RP103 in the case of UCSD and would lose our rights to the Weizmann and Niigata patents in the case of Yeda. Under such circumstances, we would have no further right to use or exploit the patents, know-how and other intellectual property rights relating to those respective technologies. If this happens, we would be required to discontinue sales of PROCYSBI, we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.

We face significant competition from industry participants that are pursuing similar technologies that we are pursuing and are developing pharmaceutical products that are competitive with PROCYSBI or our drug product candidates. All of our large pharmaceutical competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery, development, regulatory approval, manufacturing and marketing than we do. With these additional resources and experience, our competitors may be able to respond to rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can.

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

If our agreements with employees, consultants, advisors, suppliers and corporate partners fail to protect our intellectual property, proprietary information or trade secrets, it could have a significant adverse effect on us.

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

Excluding PROCYSBI for cystinosis, it will take several years before we are able to develop our other drug product candidates into marketable drug products, if at all. The marketing and sales effort of PROCYSBI and our future approved products, our ability to gain adequate reimbursement, once products are approved for sale, and our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies and clinical trials;
•	establish or contract for pilot scale and commercial scale manufacturing processes and facilities;
•	market and distribute PROCYSBI and our future approved products; and
•	establish and develop quality control, manufacturing, regulatory, medical, distribution, marketing, sales, finance and administrative capabilities to support these programs.

 Our future operating and capital needs will depend on many factors, including:

•	the effectiveness of our commercialization activities;
•	the scope and results of preclinical testing and human clinical trials;
•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	our ability to obtain, and the time and costs involved in obtaining, regulatory approvals;
•	the cost of manufacturing scale-up for new product candidates;
•	our ability to prosecute, maintain and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing, patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations; and
•	changes in our existing collaborations.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our commercial sales of PROCYSBI in the U.S. and EU and efforts to commercialize our future approved products, the success of our research initiatives, regulatory approvals, the timing of events outside our direct control, such as negotiations with healthcare payors, potential strategic partners and other factors. In addition, certain product programs may require collaborative agreements with corporate partners with substantial assets and organizations to help with the very substantial funds required and the complex organizational resources required. Such agreements may require substantial time to complete and may not be available in the time frame desired or with acceptable financial terms, if at all. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Significant additional funds from outside financing sources will be required to support our operations and if we are unable to obtain them on acceptable terms, we may be required to cease or reduce further development of PROCYSBI and our other drug product programs, to sell some or all of our technology or assets, to merge with another entity or to cease operations.

If we fail to obtain the capital necessary to fund our operations, our operational and financial results will be adversely affected.

As of June 30, 2013, we had an accumulated deficit of approximately $176.0 million. We expect to continue to incur losses for the foreseeable future and must obtain significant financing to fund our planned operations. Our recurring losses from operations to date raise substantial doubt about our ability to continue as a going concern and, as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the transitional four-month period ended December 31, 2012, with respect to this uncertainty.  We will need to raise additional capital and/or generate significant revenue at profitable levels to continue to operate as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause third parties to choose not to do business with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We believe that based upon our projected PROCYSBI sales and planned operations, our cash and cash equivalents as of June 30, 2013 of approximately $74.6 million, and net cash proceeds of approximately $11.2 million received in July 2013 from our sales of common stock under our ATM offering, will be sufficient to meet our projected operational requirements and obligations through the end of 2014.

In the future, we may need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders. Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all. We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals, the status of our commercialization activities, sales of PROCYSBI in the U.S., the execution of our potential launch of PROCYSBI in Europe, if approved for sale, and the general condition of the financial markets. If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial expenses for PROCYSBI. If such actions are required, our financial condition and operating results will be adversely affected and our current value and potential future value may be significantly reduced.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness.

 The required payments of principal and interest on our indebtedness under the HC Royalty Loan may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations. The loan bears interest at an annual fixed rate of 10.75% and a synthetic royalty based on the amount of PROCYSBI and other future approved product net revenues in a calendar year, and such royalty is payable quarterly. Principal payments under the HC Royalty Loan will become due beginning on the ninth quarterly payment date occurring after the date the second $25.0 million tranche was funded, or June 2015.

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

Risks Related to Our Common Stock

A substantial number of shares of our common stock are eligible for future sale in the public market, and the issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the trading price of our common stock.

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

In addition, we have an Amended and Restated Sales Agreement with Cowen and Company, which, if utilized further, will create substantial dilution for our existing stockholders.  Our original Sales Agreement provided for at-the-market sales of our common stock with aggregate gross proceeds of up to $40,000,000.  On July 3, 2013, we entered into an Amended and Restated Sales Agreement to increase the aggregate gross sales proceeds that may be raised pursuant to the agreement to $100,000,000 (of which approximately $38.3 million was already sold pursuant to the original Sales Agreement dated April 30, 2012).  Sales in the at-the-market offering are being made pursuant to our prospectus supplement dated April 30, 2012, as amended by Amendment No. 2 dated July 3, 2013, which supplements our prospectus dated February 3, 2012, filed as part of the shelf registration statement that was declared effective by the SEC on February 3, 2012.  As of July 18, 2013, an aggregate of approximately $56.5 million remained available for future sales of our common stock under the Amended and Restated Sales Agreement.

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

Our common stock is quoted on the NASDAQ Global Market. The trading price of our common stock has been and may continue to be volatile. Our operating performance, both financial and in the development of approved products, does and will continue to significantly affect the market price of our common stock. We face a number of risks including those described herein, which may negatively impact the price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	sales of PROCYSBI in the U.S. or other launch indicators;
•	the adoption by the European Commission of a decision authorizing PROCYSBI for marketing in the EU following the EMA's recommendation;
•	the results of ongoing preclinical studies and planned early stage clinical trials of our preclinical drug candidates;
•	the results and timing of regulatory reviews relating to our drug candidates;
•	failure of any of our drug candidates, if approved, to achieve commercial success and, in particular, the rate of market penetration and sales growth in the launch period;
•	the results of our current and any future clinical trials of our current drug candidates;
•	issues in manufacturing our drug candidates or any approved products;
•	the entry into, or termination of, key agreements, including key strategic alliance agreements;
•	failure to meet security analysts' and investors' expectations;
•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;
•	general and industry-specific economic conditions that may affect our product program expenditures;
•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;
•	the loss of key employees;
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

The market price of our common stock also may be adversely impacted by broad market and industry fluctuations including general economic and technology trends, regardless of our operating performance. The NASDAQ Global Market has, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of biopharmaceutical companies such as ours have been extremely volatile. Market prices for securities of pharmaceutical, biotechnology and other life sciences companies in a comparable stage to us have historically been particularly volatile and trading volume in such securities has often been relatively small. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. The stock market also has periods during which industry segments, such as biotechnology, are in volatile swings of greater or lesser favor as investments. These swings in the investment in a sector (periods of net sales or purchases of equity securities) will directly affect the stock prices of many companies in the sector and, in particular, those companies that do not have conventional measures of financial and business health such as sales, earnings, growth rates, profitability and other measures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICAL CORP.

Date: August 8, 2013	By:	/s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4 (333-136018)	07/25/2006	Annex A
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4/A (333-136018)	08/25/2006	Annex A
2.3	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among Raptor Pharmaceuticals Corp., TorreyPines Therapeutics, Inc., a Delaware corporation, and ECP Acquisition, Inc., a Delaware corporation	8-K	07/28/2009	2.3
3.1	Certificate of Incorporation of Registrant	8-K	10/10/2006	3.1
3.2(a)	Bylaws of Registrant	8-K	10/10/2006	3.2
3.2(b)	Amendment to Bylaws of Registrant	10-K	03/29/2007	3.6
3.2(c)	Amendment to Bylaws of the Registrant	8-K	05/14/2012	3.2
3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of Registrant's common stock and changing the name of Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc.	8-K	10/10/2006	3.3
3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of Registrant	8-K	10/10/2006	3.4
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware	8-K	10/10/2006	3.5
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant	8-K	10/05/2009	3.1
3.7	Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc.	8-K	10/09/2009	3.2
4.1	Specimen common stock certificate of the Registrant	8-K	10/09/2009	4.7
4.2(a)	Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	05/16/2005	99.2
4.2(b)	Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	06/12/2006	4.1
4.2(c)	Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	10-K	03/29/2007	4.19
4.2(d)	Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between Registrant and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company)	8-K	07/28/2009	2.3
4.2(e)	Amendment to Rights Agreement, dated August 6, 2010, by and between Registrant and American Stock Transfer & Trust Company, LLC	8-K	08/10/2010	4.2
4.3	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005	10-K	03/29/2007	4.16
4.4	Form of Warrant issued to Comerica Bank on June 11, 2008	8-K	06/17/2008	4.1

4.5(a)*	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC	10-QSB/A	04/15/2008	4.1
4.5(b)*	Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC	10-QSB	04/09/2010	4.15
4.6*	Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp.	8-K/A	05/28/2008	4.2
4.7*	Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp.	8-K	08/25/2009	4.2
4.8*	Form of Investor Warrants	8-K	12/18/2009	4.1
4.9*	Form of Investor Warrants	8-K	08/10/2010	4.1
4.8*	Placement Agent Warrant	8-K	08/13/2010	4.2
10.1+	Wholesale Product Purchase Agreement dated April 3, 2013 between Raptor Pharmaceuticals Inc. and Accredo Health Group, Inc.				X
10.2+	Pharmacy Services Agreement dated April 3, 2013 between Raptor Pharmaceuticals Inc. and Accredo Health Group, Inc.				X
10.3	Office Lease dated April 18, 2013 between Raptor Pharmaceuticals Corp. and Hamilton Marin, LLC				X
10.4	First Amendment to Lease dated June 10, 2013 between Raptor Pharmaceuticals Corp. and Hamilton Marin, LLC				X
10.5+	Amendment to Manufacturing Services Agreement dated April 5, 2012 between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.				X
10.6+	Second Amendment to Manufacturing Services Agreement dated June 21, 2013 between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.				X
10.7	2013 Plan Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	07/25/13	10.1
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer				X
31.2	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer				X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer, and Georgia Erbez, Chief Financial Officer, Secretary and Treasurer				X
101**
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.
					X

*
   The Raptor Pharmaceuticals Corp. warrants denoted by an asterisk have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009.

**  Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+    Certain information omitted pursuant to a request for confidential treatment filed with the SEC.