Form 10-Q
period 2014-03-31
Raptor Pharmaceutical Corp
filed 2014-05-09
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 62,616,859 shares of the registrant's common stock, par value $0.001, outstanding as of April 30, 2014.

RAPTOR PHARMACEUTICAL CORP.

 FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
Raptor Pharmaceutical Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
 (In thousands, except shares and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$68,075	$83,052
Restricted cash	1,030	500
Accounts receivable	7,079	6,181
Inventories	6,363	3,000
Prepaid expenses and other	2,962	3,566
Total current assets	85,509	96,299

Intangible assets, net	3,153	3,213
Goodwill	3,275	3,275
Fixed assets, net	1,880	1,810
Other assets	4,230	4,129

Total assets	$98,047	$108,726
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,179	$5,264
Accrued liabilities	13,245	12,767
Common stock warrant liability	726	7,066
Deferred revenue	4,985	4,698
Deferred rent	166	302
Capital lease liability – current	18	18
Total current liabilities	21,319	30,115

Note payable	50,000	50,000
Capital lease liability – long-term	36	41
Total liabilities	71,355	80,156

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $0.001 par value per share, 150,000,000 shares authorized 62,598,859 and 61,614,576 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	63	62
Additional paid-in capital	247,148	234,286
Accumulated other comprehensive loss	(273)	(423)
Accumulated deficit	(220,246)	(205,355)
Total stockholders' equity	26,692	28,570

Total liabilities and stockholders' equity	$98,047	$108,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except shares and per share data)

	For the three months ended March 31,
	2014	2013

Revenues	$12,134	$0
Cost of sales	1,314	0
Gross profit	10,820	0

Operating expenses:
Research and development	9,547	8,412
Selling, general and administrative	12,064	7,863

Total operating expenses	21,611	16,275

Loss from operations	(10,791)	(16,275)

Interest income	31	155
Interest expense	(2,979)	(726)
Foreign currency transaction gain (loss)	17	(34)
Loss on short-term investments	0	(107)
Adjustment to fair value of common stock warrants	(1,163)	1,060

Net loss before provision for income taxes	(14,885)	(15,927)
Provision for income taxes	(6)	0

Net loss	$(14,891)	$(15,927)

Net loss per share:
Basic and diluted	$(0.24)	$(0.30)

Weighted-average shares outstanding used to compute earnings per share:
Basic and diluted	62,118,796	53,713,037

See accompanying notes to condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2014	2013

Net loss	$(14,891)	$(15,927)

Other comprehensive loss:
Foreign currency translation gain (loss)	150	(88)

Comprehensive loss	$(14,741)	$(16,015)

See accompanying notes to condensed consolidated financial statements.

    Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,891)	$(15,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,375	1,752
Fair value adjustment of common stock warrants	1,163	(1,060)
Amortization of intangible assets	60	36
Depreciation of fixed assets	117	36
Loss on short-term investments	0	107
Amortization of debt issuance costs	148	54

Changes in assets and liabilities:
Accounts receivable	(898)	0
Inventories	(3,363)	0
Prepaid expenses and other	605	193
Deposits	(221)	(194)
Accounts payable	(3,085)	(1,883)
Accrued liabilities	478	2,414
Deferred revenue	287	0
Deferred rent	(136)	(6)
Net cash used in operating activities	(17,361)	(14,478)

Cash flows from investing activities:
Purchase of fixed assets	(187)	(112)
Change in restricted cash	(530)	(50)
Purchase of short-term investments	0	(134)
Net cash used in investing activities	(717)	(296)

Cash flows from financing activities:
Proceeds from the sale of common stock under an ATM agreement	0	13,444
Proceeds from the exercise of common stock warrants	1,826	1,845
Proceeds from the exercise of common stock options	1,158	7
Fundraising costs	0	(495)
Debt issuance costs	0	(3)
Offering costs	(29)	40
Payments on capital lease	(4)	(1)
Net cash provided by financing activities	2,951	14,837

Effect of exchange rates on cash and cash equivalents	150	(88)

Net decrease in cash and cash equivalents	(14,977)	(25)
Cash and cash equivalents, beginning of period	83,052	36,313
Cash and cash equivalents, end of period	$68,075	$36,288

Supplemental cash flow information:
Interest paid	$2,600	$672
Income taxes paid	$46	$0
Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$7,502	$2,636
 See accompanying notes to condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(In thousands, except share and per share data)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the financial position and results of operations of Raptor Pharmaceutical Corp. (the "Company" or "Raptor") and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited financial statements as of such date, but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Raptor is a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases.  The Company's first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received marketing approval from the U.S. Food and Drug Administration ("FDA"), on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  The European equivalent, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission ("EC"), as an orphan medicinal product for the management of proven nephropathic cystinosis for marketing in the European Union ("EU").  PROCYSBI received 7 years and 10 years of market exclusivity as an orphan drug in the U.S. and the EU, respectively.  The Company commenced commercial sales of PROCYSBI in the U.S. in mid-June 2013 and in Germany in April 2014.  For at least the near term, the Company's ability to generate revenues is entirely dependent upon sales of PROCYSBI in the U.S. for the management of nephropathic cystinosis in adults and children six years and older and in the EU for the management of nephropathic cystinosis.

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

The Company is subject to a number of risks, including: the level of commercial sales of PROCYSBI in the U.S. and Germany; the ability to successfully launch PROCYSBI in Germany and the rest of the EU and in other international markets; the uncertainty of whether the Company's research and development efforts will result in expanded indications for PROCYSBI or additional commercial products; competition from larger organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and the need to raise capital through equity and/or debt financings.  Funding may not be available when needed if at all or on terms acceptable to the Company.  If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

Basis of Presentation

The Company's condensed consolidated financial statements include the accounts of the Company's direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Inc. and Raptor European Products, LLC, such subsidiaries incorporated in Delaware on August 1, 2007, and February 14, 2012, respectively, and Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS, Raptor Pharmaceuticals Germany GmbH and RPTP European Holdings C.V., domiciled in the Netherlands on December 15, 2009, in France on October 30, 2012, in Germany on October 16, 2013 and in the Cayman Islands on February 16, 2012, respectively.  All inter-company accounts have been eliminated.

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

Functional Currency

The Company's consolidated functional currency is the U.S. dollar.  Raptor Pharmaceuticals Europe B.V. ("BV"), Raptor Pharmaceuticals France SAS ("SAS"), Raptor Pharmaceuticals Germany GmbH ("GMBH") and RPTP European Holdings C.V. ("CV"), the Company's Dutch, French, German and Cayman-based subsidiaries, use the European Euro as their functional currency.  At each quarter end, each foreign subsidiary's balance sheet is translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of operations are translated into U.S. dollars based upon an average exchange rate during the period.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company's long-lived assets maintained outside the U.S. are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  Restricted cash represents compensating balances required by the Company's U.S. and European banks as collateral for credit cards and for access to a value-added tax deferral program.  As of March 31, 2014, the Company had $68.1 million in cash and cash equivalents, of which $5.8 million was held by its foreign subsidiaries.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company determines that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements.  Pursuant to the contract terms, the Company determines when title to products and associated risk of loss has passed on to the customer.  The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company assesses collectability based primarily on the customer's payment history and creditworthiness.

PROCYSBI is currently available for U.S. distribution from the Company's U.S. specialty pharmacy partner, the Accredo Health Group, Inc. ("Accredo") which is currently the Company's only U.S. customer and ships directly to patients.  The Company's distributor in the EU is the Almac Group, Ltd.  PROCYSBI is not available in U.S. retail pharmacies.  Prior authorization of coverage by patients' commercial insurance plans, Raptor's patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients.  Revenue is recognized once the product has been shipped by the specialty pharmacy to patients because the Company has not yet been able to reasonably estimate the third-party payor mix and resulting rebates based on its lack of sufficient historical data.  Billings to the Company's distributor in advance of product shipment and delivery by the specialty pharmacy to patients are recorded as deferred revenue by the Company until such shipments to patients occur.

The Company records revenue net of expected discounts, distributor fees, returns and rebates, including those paid to Medicare and Medicaid in the U.S.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known in the U.S. at the time of shipment to patients, and the government mandated discount rates applicable to government-funded programs.  The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts and chargebacks.  Estimates for chargebacks and prompt-payment discounts are based on contractual terms and the Company's expectations regarding the utilization rates.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis.  Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life.  Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to the approval by the EC on September 6, 2013, the Company recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense.  Subsequent to FDA approval, the Company began capitalizing these costs and manufacturing overhead as commercial inventory.  Upon launching PROCYSBI in mid-June 2013 in the U.S., the Company began recognizing cost of sales.  Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; product shipping and handling costs; amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego ("UCSD").

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

Fixed Assets

Fixed assets, which mainly consist of leasehold improvements, office furniture, manufacturing and lab equipment and computer hardware and software, are stated at cost.  Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements and capital lease equipment, which are depreciated over the shorter of the useful life of the asset or the lease term.  Significant additions and improvements that have useful lives estimated at greater than one year are capitalized, while repairs and maintenance are charged to expense as incurred.

Common Stock Warrant Liabilities

The Company issued warrants that contain conditional obligations that may require the Company to transfer cash to settle the warrants upon the occurrence of certain fundamental transactions.  Therefore, the Company has classified the warrants as liabilities. The Company re-measures the liability at the end of every reporting period with the change in value reported in the Company's condensed consolidated statements of operations.  At the exercise date, the fair values of these warrants are re-measured and reclassified to equity.

Note Payable and Debt Issuance Costs

Note payable consists of the Company's loan agreement with HealthCare Royalty Partners II, L.P. ("HC Royalty"), as lender, under which Raptor borrowed $50.0 million in two $25.0 million tranches received in December 2012 and May 2013.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and includes a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year.  The fixed and royalty interest are recognized as interest expense as incurred.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan to interest expense using the interest method.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries and benefits for medical, clinical, regulatory, quality, pharmacovigilance and research personnel, preclinical studies, clinical trials and commercial drug manufacturing expenses prior to obtaining marketing approval.

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

	March 31,
	2014	2013
Warrants to purchase common stock	334,764	3,962,772
Options to purchase common stock	9,584,383	7,885,393
Total potentially dilutive securities	9,919,147	11,848,165

Comprehensive Loss

The components of comprehensive loss include net loss and foreign currency translation adjustments.

Stock Option Plan

Compensation costs related to the Company's stock option plans is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period.  The compensation expense for stock-based compensation awards is reduced by an estimate for forfeitures.

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

The Company identifies uncertain tax positions and discloses any potential tax liability on their financial statements.  The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense.  As of March 31, 2014, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

The Company files U.S. Federal, California, various other state and other income tax returns and various foreign country income tax returns.  The Company is currently not subject to any income tax examinations.  Due to the Company's net operating losses ("NOLs"), generally all tax years remain open.

Reclassifications

Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current year presentation.

 2.  FAIR VALUE MEASUREMENT

The Company uses a fair value approach to value certain assets and liabilities.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized as follows:

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014:
Assets
Cash equivalents	$60,542	$0	$0	$60,542
Total	$60,542	$0	$0	$60,542

Liabilities
Common stock warrants	$0	$0	$726	$726
Total	$0	$0	$726	$726
December 31, 2013:
Assets
Cash equivalents	$70,627	$0	$0	$70,627
Total	$70,627	$0	$0	$70,627

Liabilities
Common stock warrants	$0	$0	$7,066	$7,066
Total	$0	$0	$7,066	$7,066

Cash equivalents represent the fair value of the Company's investments in money market funds as of March 31, 2014 and December 31, 2013.

Certain of the Company's common stock warrants are classified as liabilities and are, therefore, re-measured using the Black-Scholes option valuation model at the end of each reporting period with the change in value reported in the Company's condensed consolidated statements of operations.

The following table presents a reconciliation of the Company's recurring fair value measurements categorized within level three of the fair value hierarchy (liability-classified common stock warrants):

(In thousands)
Fair value as of December 31, 2013	$7,066
Change in fair value recognized in earnings	1,163
Exercises	(7,503)
Fair value as of March 31, 2014	$726

Effect of Raptor's Stock Price and Volatility Assumptions on the Calculation of Fair Value of Warrant Liabilities

As discussed above, the Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject to warrant liability accounting.  The determination of the fair value as of the reporting date is affected by Raptor's stock price as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate.  The primary factors affecting the fair value of the warrant liability are the Company's stock price and volatility.

3.  INTANGIBLE ASSETS AND GOODWILL

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

In April 2013, the Company received FDA approval of PROCYSBI (cysteamine bitartrate) delayed release capsules for the management of nephropathic cystinosis in adults and children 6 years and older.  Subsequently, the Company announced that the EC had approved PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate) as an orphan medicinal product for the management of proven nephropathic cystinosis for marketing in the EU.  In conjunction with these approvals, the Company paid milestone payments to UCSD during the second and third quarters of 2013 of $0.8 million and $0.5 million, respectively, pursuant to this license, which were capitalized as intangible assets.

A summary of intangibles acquired is as follows:
(In thousands)	Useful Life (Years)	March 31, 2014	December 31, 2013
Intangible asset (IP license for RP103) related to the Encode merger	20.0	$2,620	$2,620
Intangible assets (UCSD license – FDA and EC approval milestones)	20.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		4,110	4,110
Less accumulated amortization		(957)	(897)
Intangible assets, net		$3,153	$3,213

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

During the three months ended March 31, 2014 and year ended December 31, 2013, there was no intangible asset impairment recognized.  During the three months ended March 31, 2014 and 2013, the Company amortized approximately $60 and $36, respectively, of intangible assets to research and development expense.

Amortization expense for intangible assets for each of the next five years is as follows:
Amortization period (In thousands)	Amortization expense
2014 (remaining 9 months)	$178
2015	238
2016	238
2017	238
2018	238

The Company tested the carrying value of goodwill for impairment as of December 31, 2013 and determined that there was no impairment.

4.  INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods related to the manufacture of PROCYSBI.  Raw materials include the Company's active pharmaceutical ingredient ("API") for PROCYSBI.  Work-in-process includes third party manufacturing and associated labor costs relating to the Company's personnel directly involved in the production process.  Also included in inventories are raw materials and work-in-process that may be used for clinical trials, which are charged to research and development (R&D) expense when consumed.

Inventories are summarized as follows:

(In thousands)	March 31, 2014	December 31, 2013
Raw materials	$3,136	$2,469
Work-in-process	1,062	0
Finished goods	2,165	531
Total inventories	$6,363	$3,000

5.  FIXED ASSETS

Fixed assets consisted of:

(In thousands)	March 31, 2014	December 31, 2013	Estimated useful lives
Construction in progress	$103	$0	–
Office furniture	605	605	7 years
Laboratory equipment	1,227	1,132	5 years
Manufacturing equipment	102	102	5 years
Computer hardware and software	567	578	3 years
Capital lease equipment	68	68	Shorter of life of asset or lease term
Total at cost	2,672	2,485
Less: accumulated depreciation	(792)	(675)
Total fixed assets, net	$1,880	$1,810

Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $117 and $36, respectively.  Accumulated depreciation on capital lease equipment was approximately $14 and $10 as of March 31, 2014 and December 31, 2013, respectively.

6.  NOTE PAYABLE AND DEBT ISSUANCE COSTS

On December 20, 2012, the Company entered into a loan agreement with HC Royalty, as lender, under which it agreed to borrow $50.0 million in two $25.0 million tranches (the "HC Royalty Loan").  The Company received $23.4 million in net proceeds from the first tranche of the loan at closing in December 2012 and an additional $23.7 million in net proceeds in May 2013 from the second tranche upon FDA approval of PROCYSBI.  The Company's loan agreement with HC Royalty includes affirmative and negative covenants, including the use of commercially reasonable efforts to exploit RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  To secure the performance of the Company's obligations under the HC Royalty Loan, the Company granted a security interest to HC Royalty in substantially all of its assets, the assets of its domestic subsidiaries and a pledge of stock of certain of its domestic subsidiaries.  The Company's failure to comply with the terms of the HC Royalty Loan and related documents, the occurrence of a change of control of the Company or the occurrence of an uncured material adverse effect on the Company or the occurrence of certain other specified events, could result in an event of default under the HC Royalty Loan that, if not cured or waived, could result in the acceleration of the payment of all of its indebtedness, as well as prepayment penalties, to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, the Company's pledged collateral and assign and transfer the pledged stock of certain of its subsidiaries.

The loan bears interest at an annual fixed rate of 10.75%, payable quarterly.  The loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly.  With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.  With respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.0% of the first $25.0 million of net revenues for such calendar year, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI.  Interest expense on the loan for the three months ended March 31, 2014 and 2013 was $2.8 million and $0.7 million, respectively.

The loan and the Company's obligation to make any payments shall terminate immediately when all payments received by HC Royalty equal $97.5 million.  If, by December 20, 2014, net revenue for the immediately preceding four fiscal quarters exceed $100.0 million, then the loan and the Company's obligation to make any payments shall terminate immediately when all payments received by HC Royalty from the Company equal $90.0 million.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan to interest expense using the interest method.

Unamortized debt issuance costs totaled $2.6 million and $2.8 million as of March 31, 2014 and December 31, 2013, respectively.  Amortization expense for the three months ended March 31, 2014 and 2013 was $0.1 million for both periods.

7.  ACCRUED LIABILITIES

Accrued liabilities consisted of:
(In thousands)	March 31, 2014	December 31, 2013
Clinical trials and research and development costs	$2,137	$1,661
Personnel-related costs	2,668	4,443
Rebates and other sales deductions	2,921	2,325
Royalty-based interest payable	1,590	1,255
License royalty payable	564	564
Manufacturing costs	1,587	294
Other	1,778	2,225
Total accrued liabilities	$13,245	$12,767

8.  CAPITAL STRUCTURE

Preferred Stock

At March 31, 2014, the Company was authorized to issue 15,000,000 shares of $0.001 par value per share of preferred stock.  There were no shares issued and outstanding.

Common Stock

At March 31, 2014, the Company was authorized to issue 150,000,000 shares of $0.001 par value per share of common stock.  Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.  As of March 31, 2014 and December 31, 2013, there were 62,598,859 and 61,614,576 shares, respectively, of the Company's common stock issued and outstanding.

Common Stock Issuance under At-The-Market ("ATM") Agreement

On April 30, 2012, the Company entered into an "At-the-Market" ("ATM") Sales Agreement, with Cowen and Company, LLC ("Cowen"), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM offerings on the NASDAQ Stock Market.  On July 3, 2013, the Company and Cowen amended and restated the Sales Agreement (the "Amended and Restated Sales Agreement") to increase the aggregate gross sales proceeds that may be raised to $100 million.  Cowen is the sole sales agent for any sales made under the ATM for a 3.0% commission on gross proceeds.  The common stock is sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices will vary.  During the three months ended March 31, 2014, there were no shares sold under the ATM.  As of March 31, 2014, the Company had used approximately $53.8 million under the ATM.

Common Stock Warrants

During the three months ended March 31, 2014, the Company received approximately $1.8 million from the exercise of warrants in exchange for the issuance of 611,606 shares of the Company's common stock.

The table reflects the number of common stock warrants outstanding as of March 31, 2014:

	Number of shares exercisable	Exercise price		Expiration date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
TorreyPines warrants assumed in 2009 Merger	3,502	$157.08		9/26/2015
Issued to registered direct investors in Dec. 2009	1	$2.45		12/22/2014
Issued to placement agent in Aug. 2010	97,952	$3.075		8/12/2015

Total warrants outstanding	334,764	$4.54	*

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrant liabilities using the following assumptions at March 31, 2014 and December 31, 2013:

	December 2009 equity financing Series A		August 2010 private placement Investors and placement agent
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Fair value	$0	$133	$726	$6,933
Black-Scholes inputs:
Stock price	$10.00	$13.02	$10.00	$13.02
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.10%	0.13%	0.34%	0.33%
Volatility	95%	95%	95%	95%
Expected term (years)	0.75	1.0	1.5	1.75
Dividend	0	0	0	0

9.  STOCK OPTION PLANS

2010 Stock Incentive Plan

The Company's 2010 Stock Incentive Plan, as amended, provides for stock options, restricted shares or restricted share units to be granted to its employees, independent contractors, consultants or directors.  During the three months ended March 31, 2014, the Company received approximately $1.2 million from the exercise of stock options in exchange for the issuance of 372,677 shares of the Company's common stock.  As of March 31, 2014, there were 2,119,760 shares remaining available for issuance.

The Company recorded employee stock-based compensation expense as follows:

	For the three months ended March 31,
	2014	2013
Cost of goods sold	$40	$0
Research and development	559	363
Selling, general and administrative	1,776	1,389
Total stock-based compensation expense	$2,375	$1,752

Stock-based compensation expense for consultants for the three months ended March 31, 2014 and 2013 was $0 and $4, respectively.

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

	Option shares	Weighted- average exercise price
Outstanding at December 31, 2013	8,217,674	$6.05
Granted	1,785,730	14.76
Exercised	(372,677)	3.11
Canceled	(46,344)	5.77
Outstanding at March 31, 2014	9,584,383	7.70

10.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company's HD and NAFLD clinical collaborations.  The Company's contractual obligations did not change significantly during the three months ended March 31, 2014 compared to those disclosed as of December 31, 2013.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities.  The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At March 31, 2014, the Company has not recorded any material liabilities for contingencies.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements as of March 31, 2014, and the notes to such condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  All references to "the Company," "we," "our" and "us" include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc. or Raptor Pharmaceuticals, Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

This Quarterly Report on Form 10-Q, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that plan for or anticipate the future. In some cases, these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "might," "will," "could," "should," "would," "projects," "predicts," "intends," "continues," "estimates," "potential," "opportunity" or the negative of these terms or other comparable terminology.  All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made.  We cannot give you any assurance that such forward-looking statements will prove to be accurate and such forward-looking events may not occur.  Our business' actual operations, performance, development and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events or any other reason.

Plan of Operation and Overview

We are a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases.  On April 30, 2013, our first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules, or PROCYSBI, received marketing approval from the U.S. Food and Drug Administration, or FDA, for the management of nephropathic cystinosis in adults and children six years and older.  On September 6, 2013, our European equivalent, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a Community or EU marketing authorization from the European Commission, or EC, as an orphan medicinal product for the management of proven nephropathic cystinosis.  The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein, and Iceland (which are not EU Member States but are part of the European Free Trade Association, or EFTA).  PROCYSBI received 7 years and 10 years of market exclusivity as an orphan drug in the U.S. and the EU, respectively.  We commenced commercial sales of PROCYSBI in the U.S. in mid-June 2013 and launched PROCYSBI in Germany in April 2014.  With FDA approval of PROCYSBI and the commencement of commercial sales, we are no longer considered to be in the development stage.

Clinical Development Programs

Our three active clinical development programs utilize RP103, which contains the active pharmaceutical ingredient, cysteamine bitartrate.  RP103 is our proprietary extended and delayed-release formulation capsule containing enteric coated microbeads of cysteamine bitartrate. Cysteamine bitartrate was approved in the U.S. in 1994 and the EU in 1997 as an orally available immediate-release powder in a capsule for the management of cystinosis. We have an exclusive worldwide license to delayed-release cysteamine bitartrate from the University of California, San Diego, or UCSD, which is the basis for our proprietary formulation of cysteamine.  We currently have product candidates in clinical development designed to potentially treat Huntington's disease, or HD, non-alcoholic fatty liver disease, or NAFLD and Leigh syndrome and other mitochondrial disorders.

Our other clinical-stage product candidate is Convivia™, our proprietary oral formulation of 4-methylpyrazole, for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2, deficiency, an inherited metabolic disorder.

Preclinical Product Candidates

Our preclinical programs, for which we may seek development partners in the future, include our cysteamine dioxygenase, or ADO, program and our HepTide™ program, for the potential treatment of hepatocellular carcinoma and other cancers susceptible to induced lysosomal storage.

Future Activities

Over the next fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the U.S. and Germany; launching PROCYSBI in other countries in the EU; filing a New Drug Submission, or NDS, for cysteamine bitartrate delayed-release capsules with Health Canada in the second half of 2014; conducting a clinical trial to evaluate PROCYSBI in cystinosis patients that are cysteamine-naïve, as well as other supporting trials in underdeveloped markets; developing select global markets with significant numbers of known cystinosis patients; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; supporting our regulatory pathways and/or clinical trials of RP103 for the potential treatment of HD, NAFLD, Leigh syndrome and mitochondrial disorders; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; and identifying promising in-licensing candidates.

We plan to seek additional business development partners in Asia for our Convivia™ product candidate.  We may also develop new preclinical, clinical and or commercial opportunities, including proprietary molecules discovered in-house and in-licensed and acquired technologies.

Results of Operations

Three months ended March 31, 2014 and 2013

Revenue

For the three months ended March 31, 2014, we recognized $12.1 million in PROCYSBI net product sales.  The first U.S. sales of PROCYSBI commenced in June 2013 and the launch of PROCYSBI in Germany commenced in April 2014.  There were no PROCYSBI product sales for the three months ended March 31, 2013.

Cost of Sales

Prior to FDA approval of PROCYSBI, our commercial manufacturing costs had been recorded as research and development expenses.  As a result, our cost of sales for the next several quarters will reflect a lower average per unit cost of goods than will be recorded in the future.  Cost of sales for the three months ended March 31, 2014 were $1.3 million and primarily included capitalized commercial product sold, amortization of licensing milestone payments, royalty fees payable to UCSD on our net product sales and other indirect costs such as distribution, labeling, shipping and supplies.  We began capitalizing commercial inventory costs upon FDA approval of PROCYSBI on April 30, 2013.

Research and Development

Research and development expenses include medical, clinical, regulatory, quality, pharmacovigilance and research salaries and benefits; expenses associated with the manufacturing and testing of PROCYSBI inventory for our commercial launch in the U.S. which were expensed prior to drug approval; preclinical studies; clinical trials; regulatory and clinical consultants; research supplies and materials; amortization of intangible assets and allocated human resources and facilities expenses.

Research and development expenses increased approximately 13% to $9.5 million for the three months ended March 31, 2014 from $8.4 million during the three months ended March 31, 2013.  The increase of $1.1 million was primarily due to an increase in staffing and associated salaries and benefits for medical, clinical, quality and regulatory personnel, as well as increased spending for preclinical studies, clinical trials and non-commercial drug manufacturing expenses.

Major program expenses recorded as research and development expenses:

	For the three months ended March 31,
(In thousands)	2014	2013
RP103:
Cystinosis (pre-commercial and extension)	$3,661	$4,179
HD (clinical)	504	212
NAFLD (clinical)	442	445
Preclinical programs	572	200
Other programs	653	254
R & D personnel and other costs not allocated to programs	3,715	3,122
Total research and development expenses	$9,547	$8,412

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily includes commercial expenses related to marketing and sales efforts in the U.S. and EU, including marketing and pricing studies, advertising, sales force commissions and other expenses, and market access support activities; commercial launch expenses for PROCYSBI, including patient support activities such as reimbursement assistance and establishing a customer relationship management system for our PROCYSBI sales team; intellectual property, legal and audit fees, finance, executive and commercial operations salaries and benefits; and other administrative and facilities costs.

Selling, general and administrative expenses increased approximately 53% to $12.1 million for the three months ended March 31, 2014 from $7.9 million in the three months ended March 31, 2013.  The $4.2 million increase was primarily due to $3.3 million for increased staffing and personnel-related expenses for the commercialization of PROCYSBI in the U.S., for the establishment of our EU commercial headquarters and build out of our German commercial team in anticipation of the recent launch of PROCYSBI in Germany and $0.9 million of increased spending for external services to support commercial operations.

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $3.0 million and $0.7 million, respectively.  The increase in interest expense was due primarily to the $50.0 million loan agreement that we entered into with HealthCare Royalty Partners II, L.P., or HC Royalty, in December 2012, of which net proceeds of $23.4 million and $23.7 million were received in December 2012 and May 2013, respectively.  Interest expense for the three months ended March 31, 2014 also includes an interest expense royalty fee based on net sales for the quarter.  We did not have product sales in the comparable period last year.

Adjustment to the Fair Value of Common Stock Warrants

The adjustment to the fair value of common stock warrants was loss of $1.2 million for the three months ended March 31, 2014 compared to a gain of $1.1 million for the three months ended March 31, 2013.  The loss for the three months ended March 31, 2014 was due primarily to the increases in the price of our stock through the dates that warrants were exercised during the quarter.  The gain for the three months ended March 31, 2013 was due primarily to a decrease in the volatility of our stock price.  At March 31, 2014, the remaining warrants outstanding were 334,764 compared to 3,962,772 at March 31, 2013.

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

PROCYSBI is currently available for U.S. distribution from our U.S. specialty pharmacy partner, the Accredo Health Group, Inc., or Accredo, which is currently our only U.S. customer and ships directly to patients.  Our commercial launch in Germany commenced in April 2014, with the Almac Group, Ltd. as our distributor in the EU.  PROCYSBI is not available in U.S. retail pharmacies.  Prior authorization of coverage by patients' commercial insurance plans, our patient assistance program, or PAP, or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients.  Revenue is recognized once the product has been shipped by the specialty pharmacy to patients because we have not yet been able to reasonably estimate the third-party payor mix and resulting rebates based on our lack of sufficient historical data.  Billings to our distributor in advance of product shipment and delivery by the specialty pharmacy to patients are recorded as deferred revenue by us until such shipments to patients occur.

We record revenue net of expected discounts, distributor fees, returns and rebates, including those paid to Medicare and Medicaid in the U.S.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known in the U.S. at the time of shipment to patients, and the government-mandated discount rates applicable to government-funded programs.  The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts and chargebacks.  Estimates for chargebacks and prompt-payment discounts are based on contractual terms and our expectations regarding the utilization rates.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis.  Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life.  Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to EC approval on September 6, 2013, we recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense.  Subsequent to FDA approval, we began capitalizing these costs and manufacturing overhead as commercial inventory.  Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; product shipping and handling costs; amortization of licensing approval milestone payments and licensing royalties payable to UCSD.

Note Payable

Note payable consists of our loan agreement with HC Royalty as lender, under which we borrowed $50.0 million in two $25.0 million tranches received in December 2012 and May 2013.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and includes a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year.  With respect to the first $25.0 million tranche, for each calendar year, the loan bears a royalty rate of 6.25% of the first $25.0 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.  With respect to the second $25.0 million tranche, for each calendar year, the loan bears a royalty rate of 6.0% of the first $25.0 million of net revenues for such calendar year, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.  The fixed and royalty interest are recognized as interest expense as incurred.  The revenue royalty related interest may lead to significant fluctuations in interest expense from period to period.

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

We reported a net loss of $14.9 million for the three months ended March 31, 2014.  If our March 31, 2014 closing stock price had been 10% lower, our net loss would have been approximately $0.1 million lower.  If our March 31, 2014 closing stock price had been 10% higher, our net loss would have been approximately $0.1 million higher.

A 10% increase or decrease of our volatility assumption for warrants at March 31, 2014 would not have had a material effect on our net loss due to the lower number of warrants that remain outstanding at March 31, 2014.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination.  We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers.  As of March 31, 2014, we have identified no uncertain tax positions.

We file U.S. Federal, California, various other state and other income tax returns and various foreign country income tax returns.  We are currently not subject to any income tax examinations.  Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Liquidity and Capital Resources

Capital Resource Requirements

As of March 31, 2014, we had approximately $68.1 million in cash and cash equivalents, approximately $21.3 million in current liabilities (of which approximately $0.7 million represented the common stock warrant liability, which is expected to be settled in shares) and approximately $64.2 million of net working capital.

We estimate that without regard to any other future sources of funds, our cash and cash equivalents of approximately $68.1 million as of March 31, 2014 will be sufficient to meet our projected operational requirements and obligations at least through the first half of 2015.

Under the terms of the HC Royalty loan agreement executed on December 20, 2012, we received $23.4 million in net proceeds from the first tranche of the loan at closing in December 2012.  We received an additional $23.7 million in net proceeds in May 2013 from the second tranche upon FDA approval of PROCYSBI.  No additional funds can be borrowed under the loan agreement without HCR's consent.  The loan matures on March 31, 2020, bears interest at an annual fixed rate of 10.75% and has a synthetic royalty, tiered down, based on a percentage of net product sales.  The loan is interest-only until May 2015.  The proceeds from the loans are being used primarily to fund the commercialization of PROCYSBI for the management of cystinosis, advance our development programs and for general corporate purposes.

On April 30, 2012, we entered into a Sales Agreement with Cowen and Company, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $40 million, from time to time through an "at the market" , or ATM, equity offering program under which Cowen acts as sales agent.  We pay a 3% commission to Cowen on any sales pursuant to this Sales Agreement.  On July 3, 2013, we amended and restated the Sales Agreement to increase the aggregate gross sales proceeds that may be raised to $100 million.  Cumulatively through March 31, 2014, we sold 7,599,474 shares under the ATM offerings at a weighted-average selling price of $7.08 per share for net proceeds of approximately $52.1 million.  As of March 31, 2014, we had used approximately $53.8 million under the ATM.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt securities (including convertible debt securities) to fund our operations and to, among other activities, continue to commercialize PROCYSBI and develop RP103 for the  potential treatment of other indications.  Our future capital requirements may be substantial, and will depend on many factors, including:

•	the continuing sales of PROCYSBI in the U.S., including patient uptake;
•	the ongoing costs of establishing the sales and marketing capabilities in the EU necessary to successfully launch PROCYSBI in the EU;
•	our ability to negotiate reimbursement and pricing of PROCYSBI in various countries in the EU;
•	the successful launch of PROCYSBI in other countries in the EU;
•	the cost of our manufacturing-related activities in support of PROCYSBI and RP103;
•	the cost of activities related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;
•	the cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-EU countries;
•
the timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for Huntington's disease; evaluating RP103 as a potential treatment for NAFLD; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;

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

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research, clinical and commercial manufacturing of PROCYSBI and clinical manufacturing for our HD and our NAFLD clinical collaborations and our clinical study of RP103 in Leigh syndrome and other mitochondrial disorders.  Our contractual obligations have not materially changed during the three months ended March 31, 2014 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks during the quarter ended March 31, 2014 have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to have a material impact on our internal control over financial reporting.

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
PROCYSBI is our only product currently approved for marketing and, as a result, our operating results are substantially dependent on the commercial success of PROCYSBI, for which we commenced marketing in the U.S. in June 2013 and in Germany in April 2014.  In the U.S., we are permitted to market PROCYSBI only for the management of nephropathic cystinosis in adults and children six years and older.  In September 2013, we received marketing authorization from the EC, which allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the EFTA), for the treatment of proven nephropathic cystinosis; however, we only recently commenced our commercial launch of PROCYSBI in Germany and have not yet launched in any other country in the EU.  We believe that the trading price of our common stock will be substantially affected by our results of operations and, in particular, net product sales of PROCYSBI.  We do not have prior experience in commercializing therapeutics.  If PROCYSBI sales do not meet expectations, our stock price may not increase or could significantly decrease.  The successful commercialization of PROCYSBI will depend on several factors, including:
•	growing sales of PROCYSBI in the U.S.;
•	selling PROCYSBI in Germany;
•	the negotiation and agreement on an acceptable prices in EU countries and other select territories, and reimbursement at the country-specific price;
•	the successful commercial launch of PROCYSBI in the EU and other select territories~~;~~
•	acceptance of PROCYSBI by physicians, parents, patients and cystinosis research/advocacy organizations including the conversion from the existing standard of care to PROCYSBI;
•	coverage and reimbursement for PROCYSBI from commercial health plans and government health programs, which we refer to collectively as third-party payors;
•	compliance with regulatory requirements including fulfilling any FDA and EC required post-approval commitments;
•	provision of affordable out-of-pocket cost to patients and/or other programs to ensure patient access to PROCYSBI in the U.S.;
•	approval by regulatory agencies in other countries of appropriate product labeling for PROCYSBI;
•	agreements with wholesalers, distributors and pharmacies on commercially reasonable terms;
•	manufacture and supply of adequate quantities of PROCYSBI to meet commercial demand; and
•	development and maintenance of intellectual property protection for PROCYSBI.
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
PROCYSBI may not attain or maintain market acceptance among physicians, patients, patient families, third-party payors or the healthcare community compared to the current standard of care.  We believe that the degree of market acceptance and our ability to generate significant product sales of PROCYSBI will depend on a number of factors, including:
•	availability and relative efficacy, safety and ease of administration of alternative treatments;
•	the price of our product, both in absolute terms and relative to alternative treatments;
•	timing of market introduction of our product as well as competitive drugs;
•	ease of use, efficacy, safety and prevalence and severity of any side effects of PROCYSBI;
•	identification of currently diagnosed and undiagnosed patients and continued growth of the cystinosis market;
•	acceptance by patients, patient families and primary care and other specialists including conversion from the existing standard of care;
•	continued patient adherence to therapy;
•	the effect of current and future healthcare laws;
•	availability of coverage and adequate reimbursement and pricing from third-party payors; and
•	breadth of product labeling or product insert requirements of the FDA, EC or other regulatory authorities.
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
While we are developing estimates of anticipated pricing in EU countries other than Germany, one or more EU countries may not support our anticipated pricing and reimbursement for PROCYSBI, particularly in light of the budget crises faced by a number of countries in the EU, which would negatively affect anticipated revenue from PROCYSBI.  The pricing and reimbursement process in the EU can be lengthy and involved, and we do not have significant experience with this process.  Failure to timely complete the pricing and reimbursement process in the EU will delay our ability to market PROCYSBI in the EU and derive product sales in that region.
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
We do not have internal manufacturing capabilities.  During 2014 and throughout most of 2015, we expect to continue to rely on a single supplier for the active pharmaceutical ingredient and a single third-party manufacturer for the conversion to finished drug product.  If we are unable to obtain an adequate supply of our drugs, our reputation will be harmed, our revenue will be delayed or diminished and our financial results will be adversely affected.
Using external contract manufacturing organizations, or CMOs, we currently manufacture commercial and clinical quantities of PROCYSBI and RP103 for the indications under development.  We rely on single manufacturing sources for our cysteamine active pharmaceutical ingredient, or API, and finished products.  Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and capacity and output of these manufacturers.  Furthermore, any reduction or interruption in our supply of API from the single source supplier and of finished goods from our CMO, and efforts to identify and qualify alternative sources of API supply, could result in significant additional operating costs, interruptions in product supply and delays in sales of PROCYSBI and in developing RP103 for HD, NAFLD and Leigh's syndrome.  In addition, supply arrangements from alternative sources may not be available on acceptable economic terms, if at all.

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
We depend on our third-party supplier and manufacturers for compliance with the FDA's current good manufacturing practices, or cGMP, requirements and other FDA requirements, Drug Enforcement Administration's regulations and other rules and regulations prescribed by applicable non-U.S. regulatory authorities.  We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements.  If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or a comparable foreign regulatory authority does not approve these facilities for the continued manufacture of our product or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market PROCYSBI and to develop, obtain regulatory approval for or market our product candidates, if approved.   If we or our third-party suppliers and manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may issue warning letters or untitled letters; seek an injunction or impose civil or criminal penalties or monetary fines; suspend or withdraw regulatory approval; suspend any ongoing clinical trials; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations, including costly new manufacturing requirements; seize or detain products; or request that we initiate a product recall.
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
Our manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with cGMPs, good clinical practices, or GCPs, good distribution practices, or GDPs, and good laboratory practices, or GLPs.  If we do not comply with applicable regulations and requirements, the range of possible sanctions includes adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, withdrawal of a product's approval and enforcement actions, including injunctions and civil or criminal prosecution. In addition, if we or a regulatory agency discover previously unknown problems with PROCYSBI, such as adverse events of unanticipated severity or frequency, or identify data that suggest that PROCYSBI may present a risk to safety, the regulatory authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products.  If regulatory sanctions are applied or if regulatory approval is withdrawn, our growth prospects and our operating results will be adversely affected.
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

In addition, engaging in improper promotion of our products for off-label uses in the U.S. can subject us to false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participating in Medicare, Medicaid and other federal and state health care programs.  These false claims statutes in the U.S. include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal or state government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid (or similar state programs).  If the government prevails in the lawsuit, the individual will share in any fines or settlement funds.  Growth in false claims litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs.
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
The prescribing information for PROCYSBI includes several warnings relating to observed adverse reactions of cysteamine bitartrate usage.  These adverse reactions were not observed in our clinical trials supporting PROCYSBI's NDA and MAA, but were required on our label due to our submission of a 505(b)(2) application in the U.S. and a hybrid application in the EU.  The FDA may require products approved under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act to bear the same or similar warning statements as the reference product.  We expect to update adverse reactions listed in the prescribing information based on continued commercial use and additional clinical trials.  If additional adverse reactions emerge, or if there is a pattern of severe or persistent previously observed side effects in the relevant patient populations, the FDA, the EMA or other regulatory agencies could modify or revoke our marketing approval, require us to modify our label, or require us to suspend production, or we may choose to withdraw PROCYSBI from the market.  If this were to occur, we may be unable to obtain marketing approval in other indications.  In addition, patients or their representatives may bring claims against us alleging serious adverse side effects or harm suffered as a result of use of PROCYSBI.  Any such side effects or related claims could have a material adverse effect on our business, financial condition and results of operations.
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

Further, payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, or actual acquisition cost, or AAC.  Although the intent of the changes to reimbursement methodologies generally is to limit payment increases, it is difficult to project the impact of these and other alternative reimbursement methodologies on the willingness of payors to reimburse PROCYSBI and any product candidates that we may develop.  Although to date PROCYSBI has been reimbursed in the U.S., we do not know whether third-party payors will reimburse PROCYSBI in Europe or continue to reimburse PROCYSBI in the U.S. and whether third-party payors will reimburse RP103 and our future products for future commercial indications until we enter into payor negotiations.  If coverage and reimbursement are not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue, cash flow breakeven or profitability goals in the timeframe that we expect, or at all.
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

•
in the EU, in various Member States, including France, the UK, the Netherlands, Italy, or Spain, the legislator or self-regulatory industry bodies have adopted rules requiring the notification and/or publication of certain transfers of value from pharmaceutical companies to health care professionals.  For example, France has recently adopted legislation (Law No. 2011-2012, or the "French Sunshine Act," and Decree no. 2013-414 which implements it) requiring pharmaceutical companies to disclose and publish agreements with or transfers of value to health care professionals; and

•
analogous state and foreign law equivalents of each of the above federal laws, including, but not limited to anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

As we expand our development and commercialization activities outside of the U.S., we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws.  If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to the U.S. FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.
 In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the U.S., we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, UK Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country's laws may increase the likelihood that we will be prosecuted and be found to have violated another country's laws. If our business practices outside the U.S. are found to be in violation of the FCPA, UK Bribery Act or other similar law, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operations, liquidity and growth prospects.
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
PROCYSBI and our clinical development of RP103 target diseases with small patient populations, including cystinosis and HD, respectively.  A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product.  Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration.  In addition, the per-patient prices at which we sell PROCYSBI (currently estimated at an average of $265,000 per year after rebates, discounts, distribution fees and adjusted for patient compliance in the U.S.) and RP103 for these indications will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins.  There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining or maintaining high per-patient prices for PROCYSBI and RP103 for diseases with small patient populations.  Further, even if we obtain significant market share for PROCYSBI and RP103, if approved, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.  Additionally, patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients, given the limited patient population.
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
Even though we have been granted orphan drug designation in the U.S. prior to the approval of RP103 for the potential treatment of HD, and even if we obtain orphan drug designation for our future drug product candidates, we may not fulfill the criteria for exclusivity or we may not be the first to obtain marketing approval for any orphan indication.  Further, even if we obtain orphan drug exclusivity for a particular product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.  The FDA can discontinue orphan drug exclusivity after it has been granted if the orphan drug cannot be manufactured in sufficient quantities to meet demand.  Positive clinical trial results in any of our RP103 programs increase the risk that immediate-release cysteamine bitartrate may be used off-label in those indications in certain geographic areas due to immediate-release cysteamine bitartrate's lower cost and our 505(b)(2) filing status.

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
In connection with the EU commercial launch of PROCYSBI, we have expanded our operations in Europe where we expect to continue to add personnel. We may encounter difficulties successfully managing remotely a substantially larger and internationally diverse organization and may encounter delays in commercialization if we are not successful in integrating our international operations.  Challenges related to managing international operations include the following:
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
The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the availability of alternative therapies and drugs, the proximity of patients to clinical sites, the eligibility criteria for the study, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Delays in planned patient enrollment may result in increased costs and delays.  We do not know whether our IND for future products or the protocols for any future clinical trials will be accepted by the FDA. We do not know if our clinical trials will begin or be completed on schedule or at all. Even if completed, we do not know if these trials will produce clinically meaningful results sufficient to support an application for marketing approval. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
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
 We rely on a third-party logistics provider and specialty pharmacy to distribute PROCYSBI to patients in the U.S. and to pharmacies in Germany and to collect from insurance companies and government agencies in the U.S. and from pharmacies in the EU.  Our ability to collect from the U.S. logistics provider is not only subject to such provider's credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third-party payors.  The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of PROCYSBI.  If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of PROCYSBI could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction which may harm our reputation and financial condition.
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
In the course of product development, we engage and collaborate with a variety of external organizations to perform services essential to drug product development.  The organizations which perform services may include, but are not limited to:
•	governmental agencies and university laboratories;
•	other biotechnology and pharmaceutical companies;
•	CMOs;
•	clinical research organizations;
•	distribution and supply (logistics) service organizations;
•	contract testing organizations;
•	consultants or consulting organizations with specialized knowledge based expertise;
•	intellectual property legal firms; and
•	multiple other service organizations.

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
In addition, our dependence on collaborative arrangements with third parties will subject us to a number of risks that could harm our ability to develop and commercialize products, including that:
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
In December 2012, we entered into a loan agreement with HC Royalty as lender, under which we agreed to borrow $50.0 million in two $25.0 million tranches, or the HC Royalty loan agreement.  We drew down the first tranche in the amount of $25.0 million in December 2012 upon signing the HC Royalty loan agreement and we drew down the second tranche of $25.0 million in May 2013 as a result of our achievement of the milestone of U.S. approval of PROCYSBI.  The HC Royalty loan agreement includes a number of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit PROCYSBI and RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  To secure the performance of our obligations under the HC Royalty loan agreement, we granted a security interest to HC Royalty in substantially all of our assets, the assets of our domestic subsidiaries and a pledge of stock of certain of our domestic subsidiaries.  Our failure to comply with the terms of the HC Royalty loan agreement and related documents, the occurrence of a change of control of our Company or the occurrence of an uncured material adverse effect on our Company, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of our indebtedness to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use our pledged collateral and assign and transfer the pledged stock of certain of our subsidiaries.  A default or material adverse effect or change of control would also trigger a prepayment penalty which would require us to pay a substantially higher amount due than the current balance of our loan.

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
As we continue with the commercial launch of PROCYSBI in Germany and initiate launches in other countries in the EU and in other countries outside the U.S., a portion of our business will be conducted in currencies other than our reporting currency, the U.S. dollar.  We will recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses.  As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will likely cause foreign currency translation gains and losses in the future.  Because of the number of currencies that may be involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency translation and transaction losses in the future due to the effect of exchange rate fluctuations.
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
For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, market launch and commercialization goals, which we sometimes refer to as milestones.  These milestones include the completion of reimbursement and pricing negotiations and commercial launches in various EU countries and other territories, commencement or completion of scientific studies and clinical trials~~,~~ and the submission of regulatory filings.
From time to time, we may publicly announce the estimated timing of some of these milestones.  All of these milestones will be based on a variety of assumptions.  The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control.  For example, clinical trials may be delayed due to factors such as IRB approvals, qualification of clinical sites, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment.  In most circumstances, we rely on academic institutions, major medical institutions, governmental research organizations (U.S. or internationally based), clinical research organizations or CMOs to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates.  We will have limited control over the timing and other aspects of these clinical trials.  Furthermore, our ability to launch commercial sales of PROCYSBI in various countries in the EU is subject to the timely completion of reimbursement and pricing negotiations with various governmental entities in the EU, which process can be lengthy and uncertain.  See also the risk factors titled "The amount of our product sales of PROCYSBI in the EU is dependent upon the pricing and reimbursement guidelines adopted in each of the various countries in the EU, which levels may be below our current expectations" and "Our reliance on third parties may result in delays in completing, or a failure to complete, preclinical testing, clinical trials or regulatory marketing submissions."
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
Our executive offices and laboratory facility are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes.  We and the CMOs and our single-source suppliers of raw materials and critical services are also vulnerable to damage from other types of disasters, including fires, storms, floods, power losses and similar events.  If such a disaster were to occur, our ability to continue our product development programs or product commercialization activities could be seriously, or potentially completely, impaired.  The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.
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
Excluding PROCYSBI for cystinosis, it will take a substantial period of time before we are able to develop our other drug product candidates into marketable drug products, if at all.  The marketing and sales efforts for PROCYSBI and any future approved products, obtaining adequate reimbursement for products and our product development programs will require substantial additional capital, arising from costs to:
•	conduct research, preclinical testing and human studies and clinical trials;
•	establish or contract for pilot scale and commercial scale manufacturing processes and facilities;
•	market and distribute PROCYSBI and any future approved products; and
•	establish and develop quality control, manufacturing, regulatory, medical, pharmacovigilance, distribution, marketing, sales, finance and administrative capabilities to support these programs.
Our future operating and capital needs will depend on many factors, including:
•	the effectiveness of our commercialization activities;
•	the scope and results of preclinical testing and human clinical trials;
•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	our ability to obtain, and the time and costs involved in obtaining, regulatory approvals;
•	the cost of manufacturing scale-up for new product candidates;
•	our ability to prosecute, maintain and enforce, and the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing, patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations; and
•	changes in our existing collaborations.
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
As of March 31, 2014, we had an accumulated deficit of approximately $220.2 million.  We will need to raise additional capital and/or generate significant revenue at profitable levels to fund our development and commercialization programs in accordance with our plans.

If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial expenses for PROCYSBI, which would have a material adverse effect on our financial condition and operating results.
While we believe that based upon our projected PROCYSBI sales and planned operations, our cash and cash equivalents of $68.1 million as of March 31, 2014 will be sufficient to meet our projected operational requirements and obligations through at least through the first half of 2015, in the future, we may need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders. Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all.  We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals, the status of our commercialization activities, sales of PROCYSBI in the U.S., the execution of our launch of PROCYSBI in Europe and the general condition of the financial markets.  If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial expenses for PROCYSBI. If such actions are required, our financial condition and operating results will be adversely affected and our future value may be significantly reduced.
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
Any issuance of equity, convertible or exchangeable securities, including for the purposes of raising capital to fund our operations, financing acquisitions and the expansion of our business, will have a dilutive effect on our existing stockholders.  In addition, the perceived market risk associated with the possible issuance of a large number of shares of our common stock, including pursuant to the exercise of our currently outstanding stock options, or issuances of securities convertible or exchangeable into a large number of shares of our common stock could cause some of our stockholders to sell their common stock, thus causing the trading price of our common stock to decline.  Subsequent sales of our common stock in the open market, exercises of our currently outstanding stock options and the subsequent sale of the shares acquired thereunder or the sale by us of shares of our common stock or securities convertible or exchangeable into our common stock for capital raising purposes could also have an adverse effect on the trading price of our common stock.  If our common stock price declines, it will be more difficult for us to raise additional capital or we may be unable to raise additional capital at all.
We have entered into an Amended and Restated Sales Agreement with Cowen and Company, which, if utilized further, will create substantial dilution for our existing stockholders.  The original Sales Agreement provided for at-the-market sales of our common stock with aggregate gross proceeds of up to $40.0 million.  On July 3, 2013, we entered into an Amended and Restated Sales Agreement to increase the aggregate gross sales proceeds that may be raised pursuant to the agreement to $100.0 million.  As of March 31, 2014, we had used approximately $53.8 million under the ATM.
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

RAPTOR PHARMACEUTICAL CORP.

Date: May 8, 2014	By:	/s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated June 7, 2006, among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated August 25, 2006, among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.
2.3	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, among ECP Acquisition, Inc., Raptor Pharmaceuticals Corp. and TorreyPines Therapeutics, Inc.
3.1	Certificate of Incorporation of Registrant	8-K	10/10/2006	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	2/26/2014	3.1
3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of Registrant's common stock and changing the name of Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc.	8-K	10/10/2006	3.3
3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of Registrant	8-K	10/10/2006	3.4
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware	8-K	10/10/2006	3.5
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant	8-K	10/5/2009	3.1
3.7	Certificate of Merger of ECP Acquisition, Inc. with and into Registrant	8-K	10/5/2009	3.2
4.1	Specimen common stock certificate of the Registrant	8-K/A	10/7/2009	4.7
4.2(a)	Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	5/16/2005	99.2
4.2(b)	Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	6/12/2006	4.1
4.2(c)	Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	10-K	3/29/2007	4.19
4.2(d)	Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between Registrant and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company)	8-K	7/28/2009	2.3
4.2(e)	Amendment to Rights Agreement, dated August 6, 2010, by and between Registrant and American Stock Transfer & Trust Company, LLC	8-K	8/10/2010	4.2
4.3	Form of Warrant, dated September 27, 2005, issued to Oxford Financial and Silicon Valley Bank.	10-K	3/29/2007	4.16
4.4*	Warrant, dated December 14, 2007, issued to Flower Ventures, LLC.	10-QSB**	4/15/2008	4.1
4.5*	Warrant Agreement Amendment, dated December 17, 2009, between Flower Ventures, LLC and the Registrant.	10-Q	4/9/2010	4.15

31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer	X
31.2	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer	X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer, and Georgia Erbez, Chief Financial Officer, Secretary and Treasurer	X
101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

X

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.4 - 4.5 have been converted into warrants of the Registrant, and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009.

**	Incorporated by reference from the indicated filing of Raptor Pharmaceuticals Corp. rather than that of the Registrant