Form 10-KT/A
period 2012-12-31
Raptor Pharmaceutical Corp
filed 2014-05-12
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A
(Amendment No. 2)

☐     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________

☒           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  62,616,859  shares common stock, par value $0.001, outstanding as of April 30, 2014.

The documents incorporated by reference are as follows:

None.

EXPLANATORY NOTE

As previously disclosed by Raptor Pharmaceutical Corp., or the “Company,” in its current report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on January 22, 2014, the Company has engaged Grant Thornton LLP (“Grant Thornton”) to replace Burr Pilger Mayer, Inc. (“BPM”) to serve as the Company’s independent registered public accounting firm.

The Company is filing this Amendment No. 2 (the “Form 10-KT/A”) to its Transition Report on Form 10-KT for the four-month transition period ended December 31, 2012, filed with the Commission on March 14, 2013 (the “Form 10-KT”), as previously amended by Amendment No. 1 to Form 10-KT filed with the Commission on June 19, 2013, to include the audit report of Grant Thornton.

In addition to the changes to the consolidated financial statements and notes thereto included in this Form 10-KT/A, which are to conform to the presentation of the 2013 financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the Commission on March 17, 2014), the Company has amended (i) Part I, Item 7 to delete its previous disclosure relating to an explanatory paragraph regarding the Company’s ability to continue as a going concern because this explanatory paragraph was removed from BPM’s reissued reports for such periods due to changes in the Company’s circumstances, (ii) Part II, Item 9A to include a reference to the attestation report of Grant Thornton and make other changes included therein, (iii) Part III, Item 14 to include the fees of Grant Thornton for re-audit of the Company’s four-month transition period ended December 31, 2012, and (iv) Part IV, Item 15 to make changes to the exhibits and to include Grant Thornton’s consent and its reports with respect to the Company’s consolidated financial statements and internal control over financial reporting included in the Form 10-KT/A.

Except as specifically noted above, this Form 10-KT/A does not modify or update disclosures in the Form 10-KT, and there have been no other material changes to the disclosures made in the Form 10-KT as of the filing of the Form 10-KT. Accordingly, except as specifically noted above, this Form 10-KT/A does not reflect events occurring after the filing of the Form 10-KT or modify or update any related or other disclosures.

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

	(In millions, except per share data, unaudited)
	November 30, 2012	Fiscal Year changed to 12/31
Quarterly Data 2013:
Net loss	$(13.4)	n/a
Net loss per share, basic and diluted	$(0.26)	n/a

	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012
Quarterly Data 2012:
Net loss	$(11.4)	$(14.0)	$(3.0)	$(10.2)
Net loss per share, basic and diluted	$(0.25)	$(0.29)	$(0.06)	$(0.20)

	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011
Quarterly Data 2011:
Net loss	$(10.1)	$(3.0)	$(20.3)	$(3.8)
Net loss per share, basic and diluted	$(0.33)	$(0.09)	$(0.62)	$(0.11)

	November 30, 2009	February 28, 2010	May 31, 2010	August 31, 2010
Quarterly Data 2010:
Net loss	$(2.9)	$(4.2)	$(7.5)	$(4.4)
Net loss per share, basic and diluted	$(0.16)	$(0.19)	$(0.33)	$(0.17)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Common Stock Warrant Liabilities

The warrants issued by us in our 2010 private placement contain a cash-out provision which may be triggered upon request by the warrant holders if we are acquired or upon the occurrence of certain other fundamental transactions involving us. This provision requires these warrants to be classified as liabilities and to be marked to market at each period-end commencing on August 31, 2010. The warrants issued by us in our December 2009 equity financing contain a conditional obligation that may require us to transfer assets to repurchase the warrants upon the occurrence of potential future events. Under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 480,   Distinguishing Liabilities from Equity , or ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability. Therefore, we have classified the warrants as liabilities and will mark them to fair value at each period-end. The common stock warrants are re-measured at the end of every reporting period with the change in value reported in our consolidated statements of comprehensive loss. Warrants which are recorded as liabilities that are exercised are re-measured and marked to market the day prior to exercise. Upon exercise of such warrants, the fair value of such warrants is reclassified to equity.

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment , or ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because we only have one reporting unit, which has a fair value higher than its carrying amount, since adoption of ASU 2011-08, it had no material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment , or ASU 2012-02. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted).  We adopted these standards on March 1, 2012 and determined that ASU 2011-04 did not have a material impact on our consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 . The amendments affect various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC's  Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics . These provisions do not amend the effective date of the original pronouncements and there is no transition guidance. We reviewed ASU 2012-03 and determined that it did not have a material impact on our consolidated financial statements for the four month period ended December 31, 2012.

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

Documents filed as part of this Transition Report on Form 10-KT/A:

Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-1
Report of Former Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012, August 31, 2012 and 2011	F-3
Consolidated Statements of Operations and Comprehensive Loss for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-4
Consolidated Statements of Stockholders' Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006, the fiscal years ended August 31, 2007, 2008, 2009, 2010, 2011 and 2012 and the four months ended December 31, 2012
F-6
Consolidated Statements of Cash Flows for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-14
Notes to Consolidated Financial Statements	F-17

PART II – FINANCIAL INFORMATION

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Attestation Report of Grant Thornton LLP

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-KT/A and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

Suzanne L. Bruhn, Ph.D.  Dr. Bruhn has served as a director of Raptor Pharmaceutical Corp. since April 2011 and is currently Chief Executive Officer of Promedior, Inc., a privately held, clinical stage biotechnology company focused on the development of targeted therapeutics to treat diseases involving fibrosis.  Immediately prior to her appointment as the chief executive officer of Promedior, Inc., Dr. Bruhn spent 13 years at Shire Human Genetic Therapies (HGT), a division of Shire (NASDAQ: SHPGY) (LSE: SHP), specializing in the development and commercialization of treatments for orphan diseases, most recently as Senior Vice President, Strategic Planning and Program Management. At Shire HGT, Dr. Bruhn was responsible for establishing the program management function, driving strategic planning and portfolio management, and for global regulatory affairs. Dr. Bruhn played a key role in the development, registration, and global expansion of Shire's products REPLAGAL ® , ELAPRASE ®  and VPRIV ® , as well as Shire HGT's portfolio expansion through acquisitions, including FIRAZYR ® . Prior to Shire HGT, Dr. Bruhn held various positions at Cytotherapeutics, Inc., a biotechnology company. Dr. Bruhn holds a Ph.D. in Chemistry from Massachusetts Institute of Technology and was a Postdoctoral Fellow in the Department of Human Genetics at Harvard Medical School. We nominated Dr. Bruhn to the board of directors due to her extensive healthcare experience in the orphan disease arena.

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

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Christopher M. Starr, Ph.D.	38,111	(1)	–		–	2.83	5/26/2016
	34,089	(3)	12,661	(3)	–	2.02	3/9/2020
	82,666	(3)	89,858	(3)	–	2.97	10/12/2020
	237,224	(5)	107,830	(5)	–	3.54	11/22/2020
	105,429	(2)	354,635	(2)	–	5.13	9/22/2021

Kim R. Tsuchimoto	46,832	(1)	–		–	2.57	5/26/2016
	15,281	(20	–		–	2.57	6/14/2017
	13,782	(3)	5,118	(3)	–	2.02	3/9/2020
	27,219	(3)	29,589	(3)	–	2.97	10/12/2020
	78,110	(5)	35,506	(5)	–	3.54	11/22/2020
	34,714	(2)	116,774	(2)	–	5.13	9/22/2021

Ted Daley	34,969	(2)	–		–	2.23	9/10/2017
	23,313	(2)	–		–	1.88	8/12/2018
	13,782	(3)	5,118	(3)	–	2.02	3/9/2020
	27,219	(3)	29,589	(3)	–	2.97	10/12/2020
	78,110	(5)	35,506	(5)	–	3.54	11/22/2020
	34,714	(2)	116,774	(2)	–	5.13	9/22/2021

Patrice P. Rioux, M.D., Ph.D.	3,643	(2)	5,829	(2)	–	0.85	4/16/2019
	11,656	(4)	–		–	1.66	3/30/2020
	11,656	(4)	–		–	3.05	6/28/2020
	27,219	(3)	29,589	(3)	–	2.97	10/12/2020
	78,110	(5)	35,506	(5)	–	3.54	11/22/2020
	34,714	(2)	116,774	(2)	–	5.13	9/22/2021

Patrick Reichenberger	47,499	(2)	72,501	(2)	–	3.52	1/4/2021
	25,207	(5)	84,793	(5)	–	5.13	9/22/2021

(1)	Stock options vest 6/36ths on the six month anniversary of grant date and 1/36th per month thereafter.
(2)	Stock options vest 6/48ths on the six month anniversary of grant date and 1/48th per month thereafter.
(3)	Stock options vest 6/48ths on grant date and 1/48th per month thereafter.
(4)	Stock options vest 100% upon grant date.
(5)	Stock options vest 25% immediately and the remaining 75% vests 1/36th per month.

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

For the re-audit of our transition period from September 1, 2012 through December 31, 2012, Grant Thornton's audit fees, excluding overhead expenses, approximate $200,000.  We have not engaged Grant Thornton to perform audit-related, tax compliance or tax consulting and advisory services.

From June 15, 2006 to January 22, 2014, Burr Pilger Mayer, Inc. served as our independent registered public accounting firm.

The following is a summary of the fees and services provided by Burr Pilger Mayer, Inc. for our four months ended December 31, 2012 and fiscal years ended August 31, 2012 and 2011.

		Year ended August 31,
Description of Services Provided by Burr Pilger Mayer, Inc.	Four months ended December 31, 2012	2012	2011
Audit Fees*	$194,480	$386,282	$304,382
Tax Compliance Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	0	38,631	28,839
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing Federal, state, local and foreign taxes.	68,726	259,113	0

All Other Fees	0	0	0

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required to be filed in this item appears on pages F-1 to F-47 of this Transition Report on Form 10-KT.

(a)	Documents filed as part of this Transition Report on Form 10-KT:

1)	Index list to Consolidated Financial Statements:

Page
Reports of Independent Registered Public Accounting Firm	F-1

Report of Former Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012, August 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-4

Consolidated Statements of Stockholders' Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006. the fiscal years ended August 31, 2007, 2008, 2009, 2010, 2011 and 2012 and the four months ended December 31, 2012
F-6

Consolidated Statements of Cash Flows for the four months ended December 31, 2012 and the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-14

Notes to Consolidated Financial Statements	F-17

2)	Schedule II is included on F-47 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Transition Report on Form 10-KT/A:

Exhibit Index
2.1+
Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Registration Statement No. 333-136018 filed on July 25, 2006).

2.2+
Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement No. 333-136018 filed on August 25, 2006).

2.3+
Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among Raptor Pharmaceuticals Corp., TorreyPines Therapeutics, Inc., a Delaware corporation, and ECP Acquisition, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on July 28, 2009).

3.1+	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).
3.2+	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on February 26, 2014).
3.3+
Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant's common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.4+
Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.5+
Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.6+	Charter Amendment for TorreyPines (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 5, 2009).
3.7+
Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 5, 2009).

4.1+	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K, filed on October 5, 2009).
4.2+
Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant's Annual Report on Form 10-K, filed on March 29, 2007).

4.3+	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K, filed on June 17, 2008).
4.4
Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed on May 16, 2005).

4.5(a)
Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 12, 2006).

4.5(b)
Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K, filed on March 29, 2007).

4.5(c)+
Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between TorreyPines and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 28, 2009).

4.5(d)+
Amendment to Rights Agreement, dated August 6, 2010, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 10, 2010).

4.6 *+
Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.7 *+
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant's Quarterly Report on Form 10-Q, filed on April 9, 2010).

4.8 *+
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K/A, filed on May 28, 2008).

4.9*+
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on August 25, 2009).

4.10+	Form of Investor Warrants (incorporated by reference to Exhibit 10.1 on Registrant's Current Report on Form 8-K filed on December 18, 2009).
4.11+	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant's Current Report on Form 8-K filed on August 10, 2010).
4.12+	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant's Current Report on Form 8-K filed on August 13, 2010).

10.1#+	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 4, 2006).
10.2#+
Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed on October 4, 2006).

10.3**+
Research and License Agreement by and between TPTX, Inc. and Life Science Research Israel Ltd. dated as of May 10, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

10.4#+
Employment Agreement between Raptor Pharmaceuticals Corp.  and Dr. Christopher Starr dated May 1, 2006 (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on May 26, 2006).

10.5#+
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Christopher Starr dated January 1, 2009 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on January 5, 2009).

10.6#+
Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated May 15, 2006 (incorporated by reference to Exhibit 10.6 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K filed on May 26, 2006).

10.7#+
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Dr. Todd Zankel dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on January 5, 2009).

10.8#+
Employment Agreement between Raptor Therapeutics Inc. and Thomas E. Daley dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10-QSB filed on January 14, 2009).

10.9#+
First Amendment to the Employment Agreement between Raptor Pharmaceuticals Corp. and Thomas E. Daley dated January 1, 2009 (incorporated by reference to Exhibit 10.4 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K, filed on January 5, 2009).

10.10#+
Offer Letter from Raptor Therapeutics Inc. dated April 8, 2009 for Dr. Patrice Rioux (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Current Report on Form 8-K filed on April 14, 2008).

10.11#**+
Offer Letter from Raptor Therapeutics Inc. dated January 1, 2011 for Patrick Reichenberger (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed on November 14, 2011).

10.13#+
2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp., as amended (incorporated by reference to Exhibit 4.3 to Raptor Pharmaceuticals Corp.'s Registration Statement on Form S-8 filed on February 28, 2007).

10.14#+
2008 Plan Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.5 to Raptor Pharmaceuticals Corp.'s Annual Report on Form 10-K/A filed on December 23, 2008).

10.15+
Asset Purchase Agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Convivia, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.3 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB filed on January 14, 2008).

10.16+
Merger agreement between Raptor Therapeutics, Inc., Raptor Pharmaceuticals Corp. and Encode Pharmaceuticals, Inc. dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.17**+
Pharmaceutical development services agreement between Raptor Therapeutics Inc. and Patheon Pharmaceuticals Inc. dated January 7, 2008 (incorporated by reference to Exhibit 10.2 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A filed on April 15, 2008).

10.18+	Raptor Form Indemnity Agreement dated on December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 15, 2009).
10.19+
Securities Purchase Agreement, dated December 17, 2009, by and between the Registrant and the investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant's Current Report on Form 8-K filed on December 18, 2009).

10.20#+	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Revised Definitive Proxy Statement, filed on February 5, 2010).
10.21#+
2011 Plan Amendments to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 (File No. 333-173719), filed on April 26, 2011).

10.22+
Registration Rights Agreement, dated April 16, 2010, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 on Registrant's Current Report on Form 8-K, filed on April 22, 2010).

10.23#+
Form of Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 28, 2011).

10.24+
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investors signatories thereto (incorporated by reference to Exhibit 10.1 on Registrant's Current Report on Form 8-K, filed on August 10, 2010).

10.25+
Securities Purchase Agreement, dated August 9, 2010, by and among the Registrant and the Investor signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on August 10, 2010).

10.26+
Registration Rights Agreement, dated August 12, 2010, by and among the Registrant and the signatories thereto (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on August 13, 2010).

10.27**+
Manufacturing Services Agreement, dated as of November 15, 2010, by and between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc. (incorporated by reference to Exhibit 10.53 of the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966).

10.28**+
API Supply Agreement, dated November 15, 2010, by and between Raptor Therapeutics Inc. and Cambrex Profarmaco Milano (incorporated by reference to Exhibit 10.54 of the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on November 23, 2010 (File No. 333-168966)).

10.29**+
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

10.30**#+
Employment Agreement dated April 15, 2012 between Raptor Pharmaceuticals Europe B.V. and Henk Doude van Troostwijk (incorporated by reference to Exhibit 10.1of the Registrant's Quarterly Report on Form 10-Q filed on July 10, 2012).

10.31**+
Intellectual Property Platform Contribution Transaction License Agreement, dated April 16, 2012, between RPTP European Holdings, C.V. and Raptor Therapeutics Inc. (incorporated by reference to Exhibit 10.2of the Registrant's Quarterly Report on Form 10-Q filed on July 10, 2012).

10.32**#+
Employment Agreement, dated September 10, 2012, between the Registrant and Georgia Erbez (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 12, 2012).

10.33**#+
Employment Agreement, dated September 10, 2012, between Raptor Therapeutics and Julie A. Smith (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 12, 2012).

10.34**#+
Employment Agreement, dated September 10, 2012, between the Registrant and Kim R. Tsuchimoto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 12, 2012).

10.35#+
Employment Agreement, dated September 25, 2012, between the Registrant and Kathy Powell (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 1, 2012).

10.36+
Sales Agreement, dated as of April 30, 2012, by and between Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K, filed on May 1, 2012).

10.37+	Second Amendment to License Agreement, effective as of October 30, 2012, by and between Raptor Therapeutics, Inc. and The Regents of the University of California.
10.38**+	Loan Agreement, dated as of December 20, 2012, by and among Registrant, HealthCare Royalty Partners II, L.P. and the Guarantors party thereto.
21.1+	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm to the Registrant.
23.2†	Consent of Burr Pilger Mayer, Inc., Former Independent Registered Public Accounting Firm to the Registrant.
24.1+	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director.
31.2	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer.
32.1†	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer.
101
The following materials from the Raptor Pharmaceutical Corp. Transition Report on Form 10-KT/A for the four-month period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Stockholders' Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.6 - 4.9 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC.
+	Previously filed.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICAL CORP.

Dated: May 12, 2014

By :	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Christopher M. Starr		May 12, 2014
hristopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Georgia Erbez		May 12, 2014
Georgia Erbez	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*		May 12, 2014
Raymond W. Anderson	Director

*		May 12, 2014
Suzanne L. Bruhn, Ph.D.	Director

*		May 12, 2014
Richard L Franklin, M.D., Ph.D.	Director

*		May 12, 2014
Llew Keltner, M.D., Ph.D.	Director

*		May 12, 2014
Erich Sager	Director

*		May 12, 2014
Vijay B. Samant	Director

*		May 12, 2014
Timothy P. Walbert	Director

*	By	/s/ Georgia Erbez
Georgia Erbez
as Attorney-in-Fact

Financial Statements

The following consolidated financial statements of Raptor Pharmaceutical Corp. and the Independent Registered Public Accounting Firm's Report issued thereon, are incorporated by reference in Part II, Item 8 of this Transition Report on Form 10-KT/A:

Page
Reports of Independent Registered Public Accounting Firm	F-1

Report of Former Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012, August 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the four months ended December 31, 2012, the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-4

Consolidated Statements of Stockholders' Equity (Deficit) for period from September 8, 2005 (inception) to August 31, 2006, the fiscal years ended August 31, 2007, 2008, 2009, 2010, 2011 and 2012 and the four months ended December 31, 2012
F-6

Consolidated Statements of Cash Flows for the four months ended December 31, 2012 and the fiscal years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012
F-14

Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Raptor Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheet of Raptor Pharmaceutical Corp. (a development stage company and a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the four month period ended December 31, 2012 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Company’s consolidated financial statements as of and for the year ended August 31, 2012 and for the period from September 8, 2005 (inception) to August 31, 2012 (not presented herein), were audited by other auditors.  Those auditors, in their report dated November 13, 2012, expressed an unqualified opinion on those financial statements. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from September 8, 2005 (inception) to August 31, 2012, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Pharmaceutical Corp. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the four month period ended December 31, 2012 and for the period from September 8, 2005 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Raptor Pharmaceutical Corp.

We have audited the internal control over financial reporting of Raptor Pharmaceutical Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in the 1992  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the four month period ended December 31, 2012, and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, California
March 17, 2014

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
November 13, 2012

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands, except for per share data)
	December 31,	August 31,
	2012	2012	2011
Assets
Current assets:
Cash and cash equivalents	$36,313	$23,580	$15,172
Restricted cash	163	169	114
Short-term investments	22,096	15,307	0
Prepaid expenses and other	1,610	3,111	416

Total current assets	60,182	42,167	15,702

Intangible assets, net	2,156	2,205	3,251
Goodwill	3,275	3,275	3,275
Fixed assets, net	416	403	77
Deposits	26	105	105
Other Assets	2,068	134	152

Total assets	$68,123	$48,289	$22,562

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current liabilities:
Accounts payable	$4,599	$1,601	$847
Accrued liabilities	2,150	2,652	2,249
Common stock warrant liability	16,405	17,266	23,575
Deferred rent	6	14	24
Capital lease liability - current	8	8	4
Total current liabilities	23,168	21,541	26,699

Note payable	25,000	0	0
Capital lease liability - long-term	11	13	10
Total liabilities	48,179	21,554	26,709

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 15,000 shares authorized, zero shares issued and outstanding	0	0	0
Common stock, $0.001 par value, 150,000 shares authorized,52,425, 50,568 and 35,569 shares issued and outstanding at December 31, 2012, August 31, 2012 and 2011, respectively	52	51	36
Additional paid-in capital	155,945	143,380	73,817
Accumulated other comprehensive loss	(115)	(50)	2
Deficit accumulated during development stage	(135,938)	(116,646)	(78,002)
Total stockholders' equity (deficit)	19,944	26,735	(4,147)

Total liabilities and stockholders' equity	$68,123	$48,289	$22,562

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	For the four months ended	For the year ended August 31,
	December 31, 2012	2012	2011
Revenues	$0	$0	$0

Operating expenses:
General and administrative	8,971	14,723	6,178
Research and development	8,963	21,443	14,788
Total operating expenses	17,934	36,166	20,966

Loss from operations	(17,934)	(36,166)	(20,966)

Interest income	160	340	45
Interest expense	(83)	(3)	(2)
Foreign currency transaction gain	113	145	29
Gain (loss) on short-term investments	(64)	213	0

Adjustment to the fair value of common stock warrants	(1,484)	(3,173)	(16,301)
Net loss	(19,292)	(38,644)	(37,195)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(65)	(52)	10
Comprehensive loss	$(19,357)	$(38,696)	$(37,185)

Net loss per share:
Basic and diluted	$(0.37)	$(0.80)	$(1.15)

Weighted-average shares outstanding used to compute:

Basic and diluted	51,737	48,085	32,327

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	For the year ended August 31,	For the period from September 8, 2005 (inception) to December 31,
	2010	2012
Revenues	$0	$0

Operating expenses:
General and administrative	3,720	40,547
Research and development	9,334	69,644
Total operating expenses	13,054	110,191

Loss from operations	(13,054)	(110,191)

Interest income	26	873
Interest expense	(5)	(202)
Foreign currency transaction gain	0	287
Gain (loss) on short-term investments	0	148

Adjustment to the fair value of common stock warrants	(5,895)	(26,853)
Net loss	(18,928)	(135,938)
Other comprehensive loss
Foreign currency translation adjustment	(8)	(115)
Comprehensive loss	$(18,936)	$(136,053)

Net loss per share:
Basic and diluted	$(0.85)

Weighted-average shares outstanding used to compute:

Basic and diluted	22,227

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

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In thousands, except for per share data)

	For the four months ended	For the year ended August 31,
	December 31, 2012	2012	2011
Cash flows from operating activities:
Net loss	$(19,292)	$(38,644)	$(37,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	2,230	4,487	1,920
Consultant stock-based compensation expense	9	72	197
Fair value adjustment of common stock warrants	1,484	3,173	16,301
Amortization of intangible assets	49	146	153
Depreciation of fixed assets	42	65	78
Loss on short-term investments	64	0	0
Write-off of intangible assets and other intellectual property	0	900	108
Changes in assets and liabilities:
Prepaid expenses and other	1,501	(2,695)	(130)
Deposits	79	0	(2)
Accounts payable	3,081	754	210
Accrued liabilities	(585)	403	1,119
Deferred rent	(8)	(10)	22
Net cash used in operating activities	(11,346)	(31,349)	(17,219)
Cash flows from investing activities:
Purchase of fixed assets	(55)	(378)	(50)
Purchase of short-term investments	(6,853)	(45,307)	0
Sale of short-term investments	0	30,000	0
Change in restricted cash	6	(54)	(114)
Net cash used in investing activities	(6,902)	(15,739)	(164)
Cash flows from financing activities:
Proceeds from the sale of common stock	0	42,834	0
Proceeds from the sale of common stock under an equity line	0	0	6,740
Proceeds from the sale of common stock under an At-the-Market agreement	5,947	7,324	0
Proceeds from the exercise of common stock warrants	1,843	5,013	8,913
Proceeds from the exercise of common stock options	192	366	96
Proceeds from note payable	25,000	0	0
Offering costs	25	18	(152)
Debt issuance costs	(1,959)	0	0
Principal payments on capital lease	(2)	(7)	(5)
Net cash provided by financing activities	31,046	55,548	15,592
Effect of exchange rates on cash and cash equivalents	(65)	(52)	10
Net increase (decrease) in cash and cash equivalents	12,733	8,408	(1,781)
Cash and cash equivalents, beginning of period	23,580	15,172	16,953
Cash and cash equivalents, end of period	$36,313	$23,580	$15,172
Supplemental cash flow information:
Interest paid	$83	$3	$2
Supplemental disclosure of non-cash financing activities:
Common stock issued as fee for equity line	$0	$0	$519
Acquisition of equipment in exchange for capital lease	$0	$13	$14
Fair value of warrant liability reclassified to equity upon exercise	$2,345	$9,482	$8,506

The accompanying notes are an integral part of these consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In thousands, except for per share data)

	For the year ended August 31, 2010	For the cumulative period from September 8, 2005 (inception) to December 31, 2012
Cash flows from operating activities:
Net loss	$(18,928)	$(135,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	217	10,068
Consultant stock-based compensation expense	78	764
Fair value adjustment of common stock warrants	5,895	26,853
Amortization of intangible assets	152	746
Depreciation of fixed assets	72	608
Loss on short-term investments	0	64
Write-off of intangible assets and other intellectual property	0	1,249

Changes in assets and liabilities:
Prepaid expenses and other	(79)	(1,370)
Intangible assets	0	(150)
Deposits	(3)	(26)
Accounts payable	24	4,682
Accrued liabilities	(2)	1,387
Deferred rent	3	6
Net cash used in operating activities	(12,571)	(91,057)
Cash flows from investing activities:
Cash acquired in 2009 merger	581	581
Purchase of fixed assets	(20)	(980)
Purchase of short-term investments	0	(52,160)
Sale of short-term investments	0	30,000
Change in restricted cash	0	(163)
Net cash provided by (used in) investing activities	561	(22,722)
Cash flows from financing activities:
Proceeds from the sale of common stock	19,893	78,504
Proceeds from the sale of common stock under an equity line	4,842	11,582
Proceeds from the sale of common stock under an At-the-Market agreement	0	13,271
Proceeds from the exercise of common stock warrants	475	22,754
Proceeds from the exercise of common stock options	64	727
Proceeds from issuance of note payable	0	25,000
Offering costs	0	43
Proceeds from the sale of common stock to initial investors	0	310
Debt issuance costs	0	(1,959)
Principal payments on capital lease	(4)	(25)
Net cash provided by financing activities	25,270	150,207
Effect of exchange rates on cash and cash equivalents	(8)	(115)
Net increase in cash and cash equivalents	13,252	36,313
Cash and cash equivalents, beginning of period	3,702	0
Cash and cash equivalents, end of period	$16,954	$36,313

Supplemental cash flow information:
Interest paid	$4	$100

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financings	$9,677	$16,310
Initial fair value of warrants issued to placement agents in connection with financings	$209	$209
Common stock and warrants issued in connection with reverse merger	$4,417	$4,417
Common stock issued as fee for equity line	$309	$828
Acquisition of equipment in exchange for capital lease	$0	$48
Fair value of warrant liability reclassified to equity upon exercise	$0	$20,333
Notes receivable issued in exchange for common stock	$0	$110
Common stock issued for a finder's fee	$0	$102
Common stock issued in asset purchase	$0	$2,899

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

As a result of the 2009 Merger and in accordance with the 2009 Merger Agreement, each share of RPC's common stock outstanding immediately prior to the effective time of the 2009 Merger was converted into the right to receive 0.2331234 shares of the Company's common stock, on a post 1-for-17 reverse-split basis. Each option and warrant to purchase RPC's common stock outstanding immediately prior to the effective time of the 2009 Merger was assumed by the Company at the effective time of the 2009 Merger, with each share of such common stock underlying such options and warrants being converted into the right to receive 0.2331234 shares of the Company's common stock, on a post 1-for-17 reverse split basis, rounded down to the nearest whole share of the Company's common stock. Following the 2009 Merger, each such option or warrant had an exercise price per share of the Company's common stock equal to the quotient obtained by dividing the per share exercise price of such common stock subject to such option or warrant by 0.2331234, rounded up to the nearest whole cent.

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

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RAPTOR PHARMACEUTICAL CORP.

  (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

 Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency

The Company's consolidated functional currency is the U.S. dollar. Raptor Pharmaceuticals Europe B.V. ("BV"), Raptor Pharmaceuticals France SAS ("SAS") and RPTP European Holdings C.V. ("CV"), the Company's European subsidiary, French subsidiary and Cayman-based subsidiary, respectively, use the European Euro as their functional currency. At each quarter end, each foreign subsidiary’s balance sheets are translated into U.S. dollars based upon the quarter-end exchange rate, while its statements of operations and comprehensive loss are translated into U.S. dollars based upon an average exchange rate during the period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. Restricted cash represents compensating balances required by the Company's U.S. and European banks as collateral for credit cards. As of December 31, 2012 the Company had $1.2 million in cash and cash equivalents held by its foreign subsidiaries.

Short-term Investments

The Company invests in short-term investments in high credit-quality funds in order to obtain higher yields on its idle cash. Short-term investments consisted of a short-term duration government fund in the amount of $22.1 million and $15.3 million at December 31, 2012 and August 31, 2012, respectively.  Such investments are not insured by the Federal Deposit Insurance Corporation. The Company did not hold investments as of August 31, 2011.

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairment as of December 31, 2012.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

 Prepaid Expenses and Other

Prepaid expenses consists primarily of advance payments to vendors, which will be expensed within one year from the balance sheet date.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

Note Payable and Debt Issuance Costs

Note payable consists of the Company's loan agreement with HealthCare Royalty Partners ("HC Royalty"), as lender, under which the Company agreed to borrow $50 million in two $25 million tranches. The Company received the first tranche in the amount of $25 millionin December  2012.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and includes a synthetic royalty component based on net product sales in a calendar year. The fixed and royalty interest are recognized as interest expense as incurred. As of December 31, 2012, there were no royalty payments since the Company had no approved products that generate revenue.  Upon regulatory approval of RP103 for cystinosis, such synthetic royalty will be due to HC Royalty.

Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the interest method. .

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

 Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries and benefits for medical, clinical and regulatory personnel, preclinical studies, clinical trials and commercial drug manufacturing expenses prior to obtaining marketing approval. .

Advertising Expenses

The Company expenses advertising costs, including promotional expenses, as incurred. Advertising expenses were $1.3 million, $1.2 million and 2.5 million for the four month period ended December 31, 2012 and the years ended August 31, 2012 and the inception to date period, respectively.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Stock Option Plan

Compensation cost related to the Company's stock option plans is measured at the grant date based on the fair value of the equity instruments awarded and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period.  The Company recognizes expense associated with stock options issued to third parties, including consultants based upon the fair value of such awards on the date the options vest.

Reclassifications

Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the Company has only one reporting unit, which has a fair value higher than its carrying amount, the adoption of ASU 2011-08 had no material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted).  The Company determined that the adoption of ASU 2011-04 did not have a material impact on its consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 . The amendments affect various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC's  Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics . These provisions do not amend the effective date of the original pronouncements. The Company determined that ASU 2012-03 did not have a material impact on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, or ASU 2012-04, which makes certain technical corrections and "conforming fair value amendments" to the FASB Accounting Standards Codification. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012.  The Company determined that ASU 2012-04 did not have a material impact on the Company's consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(3)	INTANGIBLE ASSETS AND GOODWILL

On December 14, 2007, the Company acquired the intellectual property and other rights to develop RP103 to treat various clinical indications from the University of California at San Diego ("UCSD") by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company ("Encode"), which held the intellectual property license with UCSD.  The fair value of the intangible assets acquired at the time of acquisition was approximately $2.6 million.

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

Intangible assets recorded as a result of the 2009 Merger were approximately $0.2 million (net of $0.9 million in-process research and development asset written off during the year ended August 31, 2012 because the related research project was abandoned and the asset was therefore impaired).

A summary of intangibles acquired is as follows (dollars in thousands):

	Useful Life	December 31,	August 31,
	(years)	2012	2012	2011
Intangible asset (IP license for RP103) related to the Encode merger	20	$2,620	$2,620	$2,620
Intangible assets (out-license) related to the 2009 Merger	16	240	240	240
In-process research and development	N/A	0	0	900
Total intangible assets		2,860	2,860	3,760
Less accumulated amortization		(704)	(655)	(509)
Intangible assets, net		$2,156	$2,205	$3,251

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Amortization expense for intangible assets for each of the next five years is as follows:

Year ending December 31,	Amortization expense
2013	146
2014	146
2015	146
2016	146
2017	146

The Company tested the carrying value of goodwill for impairment as of December 31, 2012 and determined that there was no impairment.

(4)	FIXED ASSETS

 Fixed assets consisted of the following:

	December 31,	August 31,
Category	2012	2012	2011	Estimated useful lives
Leasehold improvements	$146	$146	$125	Shorter of life of asset or lease term
Office furniture	35	3	3	7 years
Laboratory equipment	593	569	285	5 years
Computer hardware and software	204	205	131	3 years
Capital lease equipment	27	26	14	Shorter of life of asset or lease term
Total at cost	1,005	949	558
Less: accumulated depreciation	(589)	(546)	(481)
Total fixed assets, net	$416	$403	$77

Depreciation expense for the four months ended December 31, 2012, the years ended August 31, 2012, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to December 31, 2012 was $42, $65, $78, $72 and $608, respectively. Accumulated depreciation on capital lease equipment was $8, $6 and negligible as of December 31, 2012, August 31, 2012 and 2011, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each reporting period. Assets and liabilities measured at fair value on a recurring basis at December 31, 2012, August 31, 2012 and 2011 are summarized as follows:

Assets	Level 1	Level 2	Level 3	December 31, 2012
Cash equivalents	$35,069	$0	$0	$35,069
Short-term investments	22,096	0	0	22,096
Total	$57,165	$0	$0	$57,165
Liabilities
Common stock warrants	$0	$0	$16,405	$16,405
Total	$0	$0	$16,405	$16,405

Assets	Level 1	Level 2	Level 3	August 31, 2012
Cash equivalents	$13,162	$0	$0	$13,162
Short-term investments	15,307	0	0	15,307
Total	$28,469	$0	$0	$28,469
Liabilities
Common stock warrants	$0	$0	$17,266	$17,266
Total	$0	$0	$17,266	$17,266

Assets	Level 1	Level 2	Level 3	August 31, 2011
Cash equivalents	$13,856	$0	$0	$13,856
Short-term investments	0	0	0	0
Total	$13,856	$0	$0	$13,856
Liabilities
Common stock warrants	$0	$0	$23,575	$23,575
Total	$0	$0	$23,575	$23,575

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Cash equivalents and short-term investments represent money market accounts and a short-term bond fund, respectively.

Certain of the Company's common stock warrants are classified as liabilities and are, therefore, re-measured using the Black-Scholes option valuation model at the end of each reporting period with the change in value reported in the Company's consolidated statements of operations and comprehensive loss.

The following table presents a reconciliation of the activity for liability-classified common stock warrants, the Company's recurring fair value measurements categorized within level three of the fair value hierarchy:

Fair value as of September 1, 2010	$15,780
Change in fair value recognized in earnings	16,301
Exercises	(8,506)
Fair value as of August 31, 2011	23,575
Change in fair value recognized in earnings	3,173
Exercises	(9,482)
Fair value as of August 31, 2012	17,266
Change in fair value recognized in earnings	1,484
Exercises	(2,345)
Fair value as of December 31, 2012	$16,405

The common stock warrants issued in the Company's August 2010 private placement and the Company's December 2009 equity financing are classified as liabilities under ASC 480 and are, therefore, re-measured using the Black-Scholes option valuation model at the end of every reporting period with the change in value reported in the Company's consolidated statements of operations and comprehensive loss. See Note 11 for further discussion of the fair value of the warrant liability.

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

On December 20, 2012, the Company entered into a loan agreement with HealthCare Royalty Partners ("HC Royalty"), as lender, under which it agreed to borrow $50.0 million in two $25.0 million tranches (the "HC Royalty Loan"). The Company received $23.4 million in net proceeds from the first tranche of the loan at closing in December 2012.  The Company's loan agreement with HC Royalty includes a variety of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  To secure the performance of its obligations under the HC Royalty Loan, the Company granted a security interest to HC Royalty in substantially all of its assets, the assets of its subsidiaries and a pledge of stock of certain of its domestic subsidiaries. The Company's failure to comply with the terms of the HC Royalty Loan agreement and related documents, the occurrence of a change of control of the Company or the occurrence of an uncured material adverse effect on the Company, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty Loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of its indebtedness to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, the Company's pledged collateral and assign and transfer the pledged stock of certain of its subsidiaries.  Further, HC Royalty may terminate its commitment to fund the second $25.0 million tranche upon the occurrence of any such event prior to the funding of such tranche.

The loan bears interest at an annual fixed rate of 10.75%, and includes a synthetic royalty component based on net product sales in a calendar year. With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25.0 million and below $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.  As of December 31, 2012 there were no royalty payments since the Company had no approved products that generate revenue. Upon regulatory approval of RP103 for cystinosis, such synthetic royalty will be due to HC Royalty. Principal payments under the HC Royalty Loan will become due beginning on the ninth quarterly payment date occurring after the date the second $25.0 million tranche is funded and, in the case of the first tranche loan, in no event later than March 31, 2017.

Interest expense on the loan for the four months ended December 31, 2012 was approximately $0.1 million.

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

In February 2010, the Company's Board of Directors approved, and in March 2010 the Company’s stockholders approved, the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan, as subsequently amended and approved by its stockholders in March 2011 ("Amended Plan").  As of December 31, 2012, there were 8.9 million shares authorized and 1.9 million shares remaining available for issuance.

Stock options are granted to recognize the contributions made by its employees, independent contractors, consultants and directors, to provide those individuals with additional incentive to devote themselves to the Company's future success and to improve its ability to attract, retain and motivate individuals upon whom its growth and financial success depends.  Employee stock options generally vest over four years with a six-month cliff-vesting period.  In general, all options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted at prices not less than the fair market value of the Company's common stock on the grant date.  The Company has and may grant options with different vesting terms from time to time.

The Company recorded employee stock-based compensation expense as follows:

	For the four months ended	For the period from September 8, 2005 (inception) to	For the year ended August 31,
	December 31, 2012	December 31, 2012	2012	2011	2010
Research and development	$453	$2,045	$926	$421	$96
Selling, general and administrative	1,777	8,022	3,561	1,499	121
Total stock-based compensation expense	$2,230	$10,067	$4,487	$1,920	$217

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Expected
	Risk-free	life of stock	Annual
Period*	interest rate	option	volatility
September 8, 2005 (inception) to August 31, 2006**	5%	10 years	100%
Year ended August 31, 2007	4 to 5%	8 years	100%
Year ended August 31, 2008	2 to 3.75%	%8 years	109 to 128%
Year ended August 31, 2009	1.5 to 3.2%	7 years	170 to 240%
Year ended August 31, 2010	2.1 to 3.1%	6 to 7 years	55 to 245%
Year ended August 31, 2011	1.6 to 2.4%	6 years	88 to 116%
Year ended August 31, 2012	0.68 to 1.2%	5 to 6 years	121 to 125%
Four months ended December 31, 2012	0.68 to 0.7%	5 years	95%

*	Dividend rate is 0% for all periods presented.
**	Employee stock-based compensation expense was recorded on the consolidated statements of operations commencing on September 1, 2006.

The compensation expense for stock-based compensation awards includes an estimate for forfeitures.

If factors change and different assumptions are employed, the compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the four months ended December 31, 2012, the years ended August 31, 2012, 2011 and 2010 and for the cumulative period from September 8, 2005 (inception) to December 31, 2012 was $9, $72, $197, $78 and $764, respectively, of which $147 was included in general and administrative expense and $617 was included in research and development expense for the cumulative period.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

	Option shares	Weighted-average exercise price	Weighted-average fair value of options granted
Outstanding at September 8, 2005	0	$0	$0
Granted	580	2.64	2.47
Exercised	0	0	0
Canceled	0	0	0
Outstanding at August 31, 2006	580	2.64	2.47
Granted	107	2.56	2.31
Exercised	(3)	2.57	2.40
Canceled	0	0	0
Outstanding at August 31, 2007	684	2.63	2.45
Granted	223	2.27	2.21
Exercised	0	0	0
Canceled	0	0	0
Outstanding at August 31, 2008	907	2.54	2.39
Granted	82	1.13	1.04
Exercised	0	0	0
Canceled	0	0	0
Outstanding at August 31, 2009	989	2.42	2.40
Granted	303	2.29	1.24
Assumed in the 2009 Merger	161	114.12	2.63
Exercised	(38)	1.69	1.49
Canceled	(24)	142.42	2.00
Outstanding at August 31, 2010	1,391	14.25	1.87
Granted	2,232	3.39	2.54
Exercised	(39)	2.44	2.02
Canceled	(3)	1,088.33	0
Outstanding at August 31, 2011	3,581	6.64	2.30
Granted	2,722	5.38	4.62
Exercised	(160)	2.28	1.72
Canceled	(18)	119.27	0.02
Outstanding at August 31, 2012	6,125	5.87	3.37
Granted	1,759	5.36	3.84
Exercised	(79)	2.45	1.79
Canceled	(14)	6.16	4.49
Outstanding at December 31, 2012	7,791	5.79	3.48

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

As of December 31, 2012, the options outstanding under all of the Company's stock option plans consisted of the following (in thousands, except per share data):

	Options outstanding			Options vested and exercisable
Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options exercisable	Weighted- average exercise price	Weighted- average remaining contractual life (years)
($)	(#)	(years)	($)	(#)
$0 to $1.00	9	6.29	$0.85	7	$0.85	6.29
$1.01 to $2.00	79	6.46	1.78	74	1.76	6.41
$2.01 to $3.00	1,353	5.89	2.66	1,075	2.61	5.42
$3.01 to $4.00	1,764	7.90	3.50	1,229	3.52	7.84
$4.01 to $5.00	310	8.90	4.79	87	4.71	6.65
$5.01 to $6.00	3,884	9.16	5.27	899	5.18	8.83
$6.01 to $7.00	278	9.17	6.48	66	6.50	9.17
$7.01 to $8.00	70	9.13	7.75	14	7.75	9.13
$8.01 to $965.00	44	2.72	249.4	43	249.43	2.72
	7,791	8.23	5.79	3,494	6.80	7.25

The aggregate intrinsic value of stock options outstanding as of December 31, 2012 was $10.0 million.  The aggregate intrinsic value of stock options exercisable as of December 31, 2012 was $ 6.8 million.

The number of options outstanding, vested and expected to vest as of December 31, 2012 was 7,644 and the weighted-average remaining contractual life was 8.2 years.  The aggregate intrinsic value and the weighted-average intrinsic value of stock options outstanding, vested and expected to vest as of December 31, 2012 was $10.3 million and $1.34 per option, respectively.

The number of options outstanding, vested and expected to vest as of August 31, 2012 was 5.93 million and the weighted-average remaining contractual life was 7.0 years.  The aggregate intrinsic value and the weighted-average intrinsic value of stock options outstanding, vested and expected to vest as of August 31, 2012 was 5.95 million and 1.00 per option, respectively.

At December 31, 2012, the total unrecognized compensation cost was approximately $15.5 million. The weighted-average period over which it is expected to be recognized is 3 years.

	For the four months ended	For the year ended August 31,
(In thousands, except for per share data)	December 31, 2012	2012	2011
Aggregate intrinsic value of options exercised	$228	$602	$131

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(9)	INCOME TAXES

The Company had losses before income taxes for domestic and foreign operations as follows:

	For the four months ended	For the year ended August 31,
(In thousands)	December 31, 2012	2012	2011	2010
Domestic	$12,510	$26,642	$37,415	18,779
Foreign	6,782	12,002	(220)	149
Loss before income taxes	$19,292	$38,644	$37,195	18,928

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to loss before taxes as follows:

	December 31,		August 31,
	2012		2012		2011		2010
Federal tax (benefit) at statutory rate	$(6,536)	-34.00%	$(13,111)	-34.00%	$(12,679)	-34.00%	$(6,391)	-34.00%
State tax (benefit) at statutory rate, net of federal tax benefit	(715)	-3.72%	(1,069)	-2.77%	(2,247)	-6.03%	(953)	-5.07%
Change in valuation allowance	2,349	12.22%	4,775	12.38%	19,278	51.70%	6,068	32.28%
Research and development credits	0	0.00%	(1,034)	-2.68%	(1,831)	-4.91%	(708)	-3.77%
Fair market value of warrants	505	2.62%	1,079	2.80%	5,543	14.86%	2,004	10.66%
Qualified Therapeutic Discovery Project Grant income	0	0.00%	0	0.00%	(297)	-0.80%	0	0.00%
Intangible asset basis allocation	1,670	8.69%	2,952	7.66%	(8,633)	-23.15%	(20)	-0.11%
Stock-based compensation - ISO	755	3.93%	1,525	3.95%	493	1.32%	2	0.01%
Foreign losses not benefited	1,995	10.38%	3,848	9.98%	0	0.00%	0	0.00%
Other	(23)	-0.12%	1,035	2.68%	373	1.01%	(2)	0.00%
Provision for income taxes	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%

Deferred tax assets (liabilities) consist of the following:

		August 31,
	December 31, 2012	2012	2011	2010
Deferred tax assets
Net operating loss carryforwards	$19,514	$18,075	$14,940	9,155
Capitalized start-up costs	11,160	8,946	6,636	3,487
Stock option expense	425	462	462	268
Research credits	7,970	7,873	6,275	3,513
Fixed assets and intangibles	3,786	5,766	7,560	56
Accruals	330	105	138	217
Other	(50)	(441)	0	37
Deferred tax assets	43,135	40,786	36,011	16,733
Valuation allowance	(43,135)	(40,786)	(36,011	(16,733)
Deferred tax assets, net	$0	$0	$0	0

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

As of December 31, 2012, the Company had net operating loss carryforwards for U.S. federal and U.S. state income tax purposes of approximately $45.0 million and $63.1 million, respectively, which expire beginning after 2022 and 2016, respectively. As of December 31, 2012 the Company had federal and state research development credits of $7.5 million and $0.7 million, respectively.  The federal credits expire beginning after 2026 and the state credits do not expire. Due to U.S. federal legislation on January 2, 2013 extending federal research development tax credits from January 1, 2012 to December 31, 2012, the Company will record an additional $4.7 million of credits in the tax year 2013.

As of December 31, 2012, the Company's net operating loss carryforwards for federal and state income tax purposes include approximately $0.4 million and $0.0 million on a gross basis, respectively, of losses attributable to stock option tax expense deductions.

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

The Company has analyzed its tax positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2012, the Company had no unrecognized tax benefits and has recorded no liability related to uncertain tax positions.  The Company did not record a change in its unrecorded tax benefits during the four months ended December 31, 2012, and cannot with certainty predict if a change in its unrecorded tax benefits will occur in the next 12 months.

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

The Company’s practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  As of December 31, 2012, there was no accrued interest and penalties related to uncertain tax positions.

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

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A PRIVATE PLACEMENT

During the period from May 21, 2008 through June 27, 2008, Raptor entered into a securities Purchase Agreement, as amended (the "2008 Private Placement Purchase Agreement"), with 11 investors for the private placement of units of the Company, each unit comprised of one share of Raptor's Common Stock and one warrant to purchase one half of one share of Raptor's Common Stock, at a purchase price of $2.14 per unit. Pursuant to the 2008 Private Placement Purchase Agreement, the Company sold an aggregate of 4,662 shares of common stock for aggregate gross proceeds of $10.0 million and issued to the investors warrants, exercisable for two years from the initial closing, which entitle the investors to purchase up to an aggregate of 2,331 shares of common stock of the Company. These warrants have an exercise price of either $3.22 or $3.86 per share, depending on when such warrants are exercised, if at all, were classified as equity and were valued at approximately $3.0 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 2 years and annual volatility 121.45%).

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

In connection with the 2008 Private Placement Purchase Agreement, the Company issued warrants and a cash fee to placement agents. Placement agents were issued warrants exercisable for five years which allow the agents to purchase 490 shares of the Company’s common stock and a cash fee of $700. The placement agent warrants had an exercise price of $2.36 per share and were classified as equity (valued at approximately $960 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2%; expected term 5 years and annual volatility 121.45%). Of the placement agents compensated, Limetree Capital was issued warrants to purchase 439 shares of Raptor's Common Stock and cash commission of $628. One of the members of the Company's board of directors served on the board of Limetree Capital.

      On April 29, 2009, in order to reflect current market prices, Raptor offered the holders of warrants issued in connection with the 2008 Private Placement Purchase Agreement, in exchange for such warrants, new warrants to purchase the Company’s common stock at an exercise price of $1.29 per share, to the extent such exchange of the original warrants and exercise of the new warrants, including the delivery of the exercise price, occurred on or prior to July 17, 2009. The new warrants were classified as equity and valued at approximately $2.3 million based on the following Black-Scholes pricing model assumptions: risk-free interest rate 0.55%; expected term 1 year and annual volatility 231.97%. The warrants that were not exchanged prior to or on July 17, 2009 retained their original exercise prices of $3.86 per share and original expiration date of May 21, 2010. The Company received $2,615 of proceeds from warrant exercises that resulted in the issuance of 2,032 shares of Raptor's common stock pursuant to the exchange described above.

On August 21, 2009, Raptor entered into a securities purchase agreement, pursuant to which the Company sold an aggregate of 1,738 units to the investors for aggregate gross proceeds of $2,386. The 1,738 units were comprised of an aggregate of 1,738 shares of common stock and warrants to purchase up to 869 shares of the Company’s common stock.  The warrants were valued at $1.0 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 1.11%; expected term 2 years and annual volatility 240.29%) and classified in equity at issuance. The warrants were exercisable for two years from the closing and have an exercise price of either $2.57 until the first anniversary of issuance or $3.22 per share after the first anniversary of issuance.

In connection with the August 2009 private placement, the Company issued warrants to purchase 130 shares of the Company’s common stock with an exercise price of $1.50 per share and a cash fee of $59 to Limetree Capital as its sole placement agent. The warrants are exercisable for five years and were valued at approximately $171 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.58%; expected term 5 years and annual volatility 240.29%.

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

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

There were a number of factors that RPC's board of directors considered in approving the 2009 Merger. The primary reason for RPC's board of directors' decision to merge with TorreyPines was the benefit anticipated from the additional liquidity expected from having a NASDAQ trading market on which the combined company's common stock could be listed, in addition to having access to an expanded pipeline of product candidates across a wider spectrum of diseases and markets.

The liquidity benefit is the primary factor behind the goodwill recognized in the transaction (see below). The goodwill is expected to be fully deductible for tax purposes. Below is a breakdown of the assets acquired and liabilities assumed in the merger described herein (in millions):

Asset Allocation	Value
Cash and equivalents	$0.58
Other current assets	0.10
Accrued liabilities	(0.68)
Intangible assets:
In-process research and development	0.90
Licenses	0.24

Total identifiable assets	1.14
Goodwill	3.28

Total net assets acquired	$4.42

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

ISSUANCES OF COMMON STOCK AND WARRANTS IN CONNECTION WITH THE SALE OF UNITS IN A REGISTERED DIRECT OFFERING

On December 17, 2009, the Company entered into a placement agent agreement (the "2009 Placement Agent Agreement"), pursuant to a registered direct offering (the "Direct Offering") of up to 3,748 units (the "Units"), consisting of (i) 3,748 shares of the Company's common stock, (ii) warrants to purchase an aggregate of up to 1,874 shares of the Company's common stock (the "Series A Warrants"), and (iii) warrants to purchase an aggregate of up to 1,874 shares of the Company's common stock  (the "Series B Warrants," and collectively with the Series A Warrants, the "Investor Warrants").  Gross proceeds from sale of the Units totaled $7.5 million (for net proceeds of $6.2 million after commissions and expenses).

The Series A Warrants were exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the fifth (5th) anniversary of the date of issue. The Series B Warrants were exercisable during the period beginning one hundred eighty (180) days after the date of issue and ending on the eighteen (18) month anniversary of the date of issue.  The Investor Warrants have a per share exercise price of $2.45.  At issuance, the Series A Warrants were valued at $1.3 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) and the Series B Warrants were valued at $0.5 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 0.56%; expected term 18 months and annual volatility 49.28%). Based on the underlying terms of the Investor Warrants and Placement Agent Warrants, these warrants are classified as a liability, as discussed further below in Note 11.

The 2009 Placement Agent received a placement fee r of $512 in cash and warrants to purchase up to an aggregate of 75 shares of the Company's common stock at $2.50 per share (valued at approximately $52 using the following Black-Scholes pricing model assumptions: risk-free interest rate 2.23%; expected term 5 years and annual volatility 49.28%) . The warrants issued to the placement agent has the same terms and conditions as the Investor Warrants except that the exercise price is $2.50 per share, and the expiration date is five years from the effective date of the registration statement for the Direct Offering.

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

In consideration for entering into the purchase agreement, the Company issued to LPC 145 shares of common stock valued at $247 (recorded as deferred offering costs on the Company's consolidated balance sheet and amortized over the usage of the equity line) as a commitment fee and was required to issue up to an additional 218 shares of its common stock pro rata as LPC purchased up to $15.0 million of the Company's common stock over the 25-month agreement period. Since inception of this agreement, the Company sold 4,186 shares to LPC at a weighted-average price of $2.78 and paid commitment fees to LPC in the form of 169 shares (in addition to the 145 shares issued as the initial commitment fee), valued at $581.

2010 PRIVATE PLACEMENT

In August 2010, the Company entered into a securities purchase agreement for the private placement (the "2010 Private Placement") of the Company's common stock and warrants to purchase its common stock, at a purchase price of $3.075 per unit, with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.

The Company sold an aggregate of 4,898 units, comprised of 4,898 shares of common stock and warrants to purchase up to 4,898 shares of its common stock for gross proceeds of approximately $15.1 million. Each warrant, exercisable for 5 years from August 12, 2010, has an exercise price of $3.075 per share. The warrants issued to investors were initially valued at approximately $7.8 million (using the following Black-Scholes pricing model assumptions: risk-free interest rate 1.74%; expected term 5 years and annual volatility 85.14%). The placement agent was paid a cash commission of $979 and issued warrants to purchase 98 shares of the Company's common stock, which were classified as equity and valued at approximately $0.2 million (based upon the same Black-Scholes inputs as the investor warrants).  Based on the underlying terms, these warrants are classified as a liability, as discussed further below in Note 11.

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

A Black-Scholes option-pricing model was used to estimate the fair value of the warrants issued in the December 2009 and August 2010 equity financings using the following assumptions at December 31, 2012, August 31, 2012 and 2011:

	December 2009 equity financing			August 2010 private placement Investors and placement agent
		August 31,			August 31,
	December 31, 2012	2012	2011	December 31, 2012	2012	2011
Fair value ($ millions)	$2.6	$2.9	$5.9	$13.8	$14.4	$17.7
Black-Scholes inputs:
Stock price	$5.85	$4.97	$4.73	$5.85	$4.97	$4.73
Exercise price	$2.45	$2.45	$2.45	$3.075	$3.075	$3.075
Risk free interest rate	0.25%	0.22%	0.38%	0.31%	0.30%	0.70%
Volatility	100%	125%	116%	112%	125%	116%
Expected term (years)	2.00	2.25	3.25	2.50	3.00	4.00
Dividend	0	0	0	0	0	0

 RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

For the four months ended December 31, 2012 and the years ended August 31, 2012, 2011 and 2010, and for the cumulative period from September 8, 2005 (inception) to December 31, 2012, the Company recorded losses of approximately $1.5 million, $3.2 million, $16.3 million, $5.9 million and $26.9 million, respectively, in its consolidated statements of operations and comprehensive loss from changes in the fair values of warrants.

(12)	COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS WITH UCSD RELATING TO THE ACQUISITION OF THE DR CYSTEAMINE (RP103) LICENSE

Pursuant to the license agreement with UCSD, the Company is obligated to pay an annual maintenance fee until the commencement of commercial sales of any licensed products developed.  The Company is also obligated to pay milestone payments upon the occurrence of certain events, royalties on net sales from products developed pursuant to the license agreement and a percentage of sublicense fees or royalties, if any The Company is obligated to fulfill predetermined milestones within a specified number of years from the effective date of the license agreement, depending on the indication. In March 2012, the Company filed its Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”), as well as its New Drug Application (“NDA”) with the FDA, for RP103 for the potential treatment of cystinosis and paid a milestone payment to UCSD related to these milestones.  Cumulatively, the Company has expensed $910 in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington's disease and NASH and on regulatory filings in cystinosis.  Future milestones will be payable if the MAA and NDA for cystinosis are approved. To the extent that the Company fails to perform any of its obligations under the license agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

LEASES

Rent expense for the Company's facilities was approximately $0.1 million, $0.2 million, $0.2 million, $0.2 million and $0.5 million for the four months ended December 31, 2012, the years ended August 31, 2012, 2011 and 2010 and the cumulative period from September 8, 2005 (inception) to December 31, 2012.  The Company records such rent on a straight-line basis.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

 The Company has contractual obligations under its operating leases and other obligations related to research and development activities, purchase commitments and licenses.  Information about these obligations as of December 31, 2012 is presented in the table below (in thousands):

	Payments due by period
	2013	2014	2015	2016	2017	Thereafter	Total
Debt principal	$2,688	$2,688	$2,688	$2,688	$7,486	$23,359	$41,597
Capital lease obligations	9	9	3	0	0	0	21
Operating lease obligations	38	0	0	0	0	0	38
Research and development and purchase commitments	8,347	2,061	331	244	244	1,425	12,652

Total	$11,082	$4,758	$3,022	$2,932	$7,730	$24,784	$54,308

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

The Company is also subject to contingent payments related to various development activities totaling approximately $15.0 million, which are due upon achievement of certain development and commercial milestones, and if they occur before certain dates in the future.  These contingent payments are not included in the table above as we cannot reliably predict their timing or occurrence.

(13)	QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

In October 2010, the Company was awarded a tax grant under the U.S. Government's Qualifying Therapeutic Discovery Project for five of its research programs including its cystinosis, Huntington's disease and NASH clinical programs and its HepTide™ and WntTide™ preclinical cancer research programs. The Company was granted an aggregate of approximately $1.1 million for all five programs of which, as of August 31, 2011, it had received approximately $874. The Company recorded the $874 of proceeds as a contra-research and development expense during the first two quarters of fiscal year 2011. During the fiscal year ended August 31, 2012, the Company received approximately $162 pursuant to the government program funding guidelines and the remaining balance of approximately $36 was drawn but was returned to the government in March 2012 along with an additional $28 as recapture tax because the Company had not incurred the amount originally estimated as qualified expenses for its WntTide™ program, which was the basis for the program funding. The Company records the contra-expense upon receipt of the grant proceeds.

RAPTOR PHARMACEUTICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data, or unless otherwise specified)

(14)	RELATED PARTY TRANSACTIONS

Based upon contractual obligations related to the acquisition of our Convivia program from a privately-held company in which Mr. Daley, president of clinical development, has a significant interest, the Company issued to Mr. Daley, President of Raptor Therapeutics, 58 shares of Raptor's common stock valued at $119 at issuance and paid $70 in cash bonuses related to Convivia milestones along with another $20 in cash bonuses related to employment milestones pursuant to Mr. Daley's employment agreement.  As no Convivia milestones were met in 2013, no amounts were expensed on the accompanying consolidated statements of operations and comprehensive loss during the fiscal year ended December 31, 2012.

One of the members of Raptor's board of directors served on the board of directors of Limetree Capital (“Limetree”). In connection with the May / June 2008 private placement, the Company issued to Limetree warrants to purchase 439 shares of Raptor's common stock and $628 in cash commissions. In connection with the August 2009 private placement, the Company issued to Limetree warrants to purchase 130 shares of the Company’s common stock and $59 in cash commissions. Also, commencing on April 1, 2009, the Company engaged Limetree to support its investor relations efforts in Europe for a nominal monthly retainer. Through August 31, 2009, the Company has paid $13 in such fees to Limetree.

In August 2010, the Company entered into a consulting agreement with one of the members of its board of directors to provide business development support for a seven-month period at a monthly retainer totaling $42 plus living expenses totaling $30 per month.

(15)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents selected unaudited quarterly results of operations in conjunction with the consolidated financial statements.  These unaudited results were prepared on the same basis as the Company's audited consolidated financial statements.  The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and amounts of its revenues and the timing and nature of research and development activities.

	(In millions, except per share data, unaudited)
Quarterly Data for the Four Months Ended December 31, 2012:	November 30, 2012 (1)
Net loss	$(13.4)
Net loss per share, basic and diluted	$(0.26)

Quarterly Data 2012:	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012
Net loss	$(11.4)	$(14.0)	$(3.0)	$(10.2)
Net loss per share, basic and diluted	$(0.25)	$(0.29)	$(0.06)	$(0.21)

Quarterly Data 2011:	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011
Net loss	$(10.1)	$(3.0)	$(20.3)	$(3.8)
Net loss per share, basic and diluted	$(0.33)	$(0.09)	$(0.62)	$(0.11)

Quarterly Data 2010:	November 30, 2009	February 28, 2010	May 31, 2010	August 31, 2010
Net loss	$(2.9)	$(4.2)	$(7.4)	$(4.4)
Net loss per share, basic and diluted	$(0.16)	$(0.19)	$(0.33)	$(0.17)

(1)	The Company changed its fiscal year end to December; the four month transition period included one quarterly report on Form 10-Q for the three months ended November 30, 2012.

RAPTOR PHARMACEUTICAL CORP.

 (A Development Stage Company)

Schedule II: Valuation and Qualifying Accounts
(in millions)

Valuation allowance for deferred tax assets	Balance at beginning of year	Additions charged to expenses/other accounts	Net (deductions) recoveries	Balance at end of year
Four months ended December 31, 2012	$41	$2	$0	$43
2012	$36	$5	$0	$41
2011	$17	$19	$0	$36
2010	$9	$8	$0	$17