Form 10-Q/A
period 2013-03-31
Raptor Pharmaceutical Corp
filed 2014-05-12
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

9 Commercial Blvd. Suite 200, Novato, CA 94949
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

The Company is filing this Amendment No. 2 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 8, 2013 (the “Form 10-Q”), as previously amended by Amendment No. 1 to Form 10-Q filed with the Commission on June 19, 2013, to include Grant Thornton’s review report with respect to the interim financial statements included in this Form 10-Q/A.

In addition to changes to the financial statements and notes thereto included in this Form 10-Q/A, which are to conform to the presentation of the 2013 financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the Commission on March 17, 2014), the Company has amended (i) Part I, Item 2 to delete its previous disclosure relating to an explanatory paragraph regarding the Company’s ability to continue as a going concern because this explanatory paragraph was removed from BPM’s reissued reports for such periods due to changes in the Company’s circumstances, (ii) Part II, Item 4 to include an affirmative statement that the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving its control objectives, and (iii) Part II, Item 6, to make changes to the exhibits.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q, and there have been no other material changes to the disclosures made in the Form 10-Q as of the filing of the Form 10-Q. Accordingly, except as specifically noted above, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

RAPTOR PHARMACEUTICAL CORP.

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

		Page
Part 1 - Financial Information
Report of Independent Registered Public Accounting Firm		2
Item 1	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarters ended March 31, 2013 and February 29, 2012 and the cumulative period from September 8, 2005 (inception) to March 31, 2013	4
	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the quarter ended March 31, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and February 29, 2012 and the cumulative period from September 8, 2005 (inception) to March 31, 2013	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

Part II - Other Information
Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3	Defaults Upon Senior Securities	49
Item 4	Mine Safety Disclosures	49
Item 5	Other Information	49
Item 6	Exhibits	49
SIGNATURES		50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Raptor Pharmaceutical Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Raptor Pharmaceutical Corp. (a Delaware corporation) and subsidiaries (the "Company"), and the related condensed consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, as of March 31, 2013 and for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the four month period then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 17, 2014. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, California
March 17, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS. Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except shares and per share data, or unless otherwise specified)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$36,288	$36,313
Restricted cash	213	163
Short-term investments	22,123	22,096
Prepaid expenses and other	1,417	1,610

Total current assets	60,041	60,182
Intangible assets, net	2,120	2,156
Goodwill	3,275	3,275
Fixed assets, net	492	416
Deposits	220	26
Other assets	1,977	2,068

Total assets	$68,125	$68,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,716	$4,599
Accrued liabilities	4,564	2,150
Common stock warrant liability	12,708	16,405
Deferred rent	0	6
Capital lease liability – current	9	8

Total current liabilities	19,997	23,168

Note payable	25,000	25,000
Capital lease liability - long-term	9	11

Total liabilities	45,006	48,179

Commitments and contingencies – see Note 8
Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 55,431,651 and 52,424,649 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	55	52
Additional paid-in capital	175,132	155,945
Accumulated other comprehensive loss	(203)	(115)
Deficit accumulated during development stage	(151,865)	(135,938)

Total stockholders' equity	23,119	19,944

Total liabilities and stockholders' equity	$68,125	$68,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	For the quarter ended		For the period from September 8, 2005 (inception) to
	March 31, 2013	February 29, 2012	March 31, 2013

Revenues:	$0	$0	$0

Operating expenses:
Research and development	8,412	3,971	78,056
General and administrative	7,863	2,452	48,410

Total operating expenses	16,275	6,423	126,466

Loss from operations	(16,275)	(6,423)	(126,466)
Interest income	155	107	1,028
Interest expense	(726)	(0)	(928)
Foreign currency transaction gain (loss)	(34)	18	253

Gain (loss) on short-term investments	(107)	120	41
Adjustment to fair value of common stock warrants	1,060	(7,814)	(25,793)

Net loss	(15,927)	(13,992)	(151,865)
Other comprehensive loss
Foreign currency translation adjustment	(88)	(2)	(203)

Comprehensive loss	$(16,015)	$(13,994)	$(152,068)

Net loss per share:
Basic and diluted	$(0.30)	$(0.29)

Weighted-average shares outstanding used to compute:
Basic and diluted	53,713	47,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity
For the Quarter Ended March 31, 2013
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Common stock		Additional paid-	Accumulated other comprehensive	Deficit accumulated during development
	Shares	Amount	in capital	loss	stage	Total

Balance at December 31, 2012	52,425	$52	$155,945	$(115)	$(135,938)	$19,944
Exercise of common stock warrants	600	1	1,844	0	0	1,845
Exercise of common stock options	8	0	7	0	0	7
Employee stock-based compensation expense	0	0	1,748	0	0	1,748
Consultant stock-based compensation expense	0	0	4	0	0	4
Reclassification of the fair value of warrant liabilities upon exercise	0	0	2,636	0	0	2,636
Issuance of common stock under an at-the-market sales agreement, net of commissions of $185	2,399	2	12,948	0	0	12,950
Foreign currency translation loss	0	0	0	(88)	0	(88)
Net loss	0	0	0	0	(15,927)	(15,927)

Balance at March 31, 2013	55,432	$55	$175,132	$(203)	$(151,865)	$23,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	For the quarter ended		For the cumulative period from September 8, 2005 (inception) to
	March 31, 2013	February 29, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(15,927)	$(13,992)	$(151,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	1,748	1,104	11,816
Consultant stock-based compensation expense	4	0	768
Fair value adjustment of common stock warrants	(1,060)	7,814	25,793
Amortization of intangible assets	36	37	782
Depreciation of fixed assets	36	9	644
Gain (loss) on short-term investments	107	(67)	171
Write-off of intangible assets and other intellectual property	0	0	1,249
Amortization of debt issuance costs	54	0	54
Changes in assets and liabilities:
Prepaid expenses and other	193	(2,009)	(1,177)
Intangible assets	0	0	(150)
Deposits	(194)	0	(220)
Accounts payable	(1,883)	(1,178)	2,716
Accrued liabilities	2,414	717	3,884
Deferred rent	(6)	4	0

Net cash used in operating activities	(14,478)	(7,561)	(105,535)

Cash flows from investing activities:
Purchase of fixed assets	(112)	(162)	(1,092)
Cash acquired in 2009 Merger	0	0	581
Change in restricted cash	(50)	(50)	(213)
Purchase of short-term investments	(134)	(156)	(52,294)
Sale of short-term investments	0	0	30,000

Net cash used in investing activities	(296)	(368)	(23,018)

Cash flows from financing activities:
Proceeds from the sale of common stock	0	0	85,941
Proceeds from the sale of common stock under an equity line	0	(2)	4,201
Proceeds from the sale of common stock under an ATM agreement	12,949	0	26,318
Proceeds from the exercise of common stock warrants	1,845	2,820	24,598
Proceeds from the exercise of common stock options	7	67	734
Note payable	0	0	25,000
Debt issuance costs	(3)	0	(1,962)
Offering costs	40	0	(70)
Proceeds from the sale of common stock to initial investors	0	0	310
Payments on capital lease	(1)	(3)	(26)

Net cash provided by financing activities	14,837	2,884	165,044

Effect of exchange rates on cash and cash equivalents	(88)	2	(203)

Net increase (decrease) in cash and cash equivalents	(25)	(5,043)	36,288
Cash and cash equivalents, beginning of period	36,313	24,732	0

Cash and cash equivalents, end of period	$36,288	$19,689	$36,288
Supplemental cash flow information:
Interest paid	$672	$0	$772

Supplemental disclosure of non-cash financing activities:
Warrants issued in connection with financing	$0	$0	$16,310

Initial fair value of warrants issued to placement agents in connection with financings	$0	$0	$209

Common stock and warrants issued in connection with reverse merger	$0	$0	$4,417

Common stock issued as fee for equity line	$0	$0	$828

Fair value of warrant liability reclassified to equity upon exercise	$2,636	$6,613	$22,969

Acquisition of equipment in exchange for capital lease	$0	$0	$48

Notes receivable issued in exchange for common stock	$0	$0	$110

Common stock issued for a finder's fee	$0	$0	$102

Common stock issued in asset purchase	$0	$0	$2,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Raptor Pharmaceutical Corp. (the “Company” or “Raptor”) is a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat rare, debilitating and often fatal diseases. Raptor’s first product, PROCYSBI TM  (cysteamine bitartrate) delayed-release capsules received marketing approval from the U.S. Food and Drug Administration (“FDA”) on April 30, 2013 for the management of nephropathic cystinosis (“cystinosis”) in adults and children six years and older. Cystinosis is a rare metabolic lysosomal storage disease. The Company plans to launch PROCYSBI TM in the U.S. by the end of the second quarter of 2013. The Company anticipates receiving a determination from the European Medicines Agency (“EMA”) regarding Raptor’s application for marketing approval of PROCYSBI TM in the EU in the second half of 2013. Raptor’s pipeline also includes RP103 in Phase 2/3 development for Huntington's disease and RP103 in Phase 2b development for nonalcoholic fatty liver disease (“NAFLD”) in children. Raptor's preclinical programs are based upon novel drug candidates that are designed to treat primary liver cancer and various other diseases.

The Company is subject to a number of risks, including: the success of the U.S. launch of PROCYSBITM; the approval of PROCYSBI TM  in the EU; the need to raise capital through equity and/or debt financings; the uncertainty of whether the Company's research and development efforts will result in successful commercial products; competition from larger organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators.  Funding may not be available when needed if at all or on terms acceptable to us.  If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

Change in Fiscal Year End

In December 2012, Raptor's board of directors approved a change in the Company's fiscal year end from August 31 to December 31, effective on December 31, 2012. The accompanying condensed consolidated financial statements cover the period from January 1, 2013 through March 31, 2013, representing the first quarter of Raptor's newly adopted fiscal year. The prior fiscal year quarter ended February 29, 2012 is reported on the basis of Raptor’s previous fiscal year cycle. As a result of the change in Raptor’s fiscal year end, the quarterly periods of Raptor’s newly adopted fiscal year do not coincide with the historical quarterly periods that Raptor had previously reported.

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor and have been prepared in accordance with the accounting principles generally accepted in the U.S. ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements as of such date but does not include all disclosures required by GAAP.  This Form 10-Q/A should be read in conjunction with the audited financial statements and accompanying notes in the Company's Transition Report on Form 10-KT/A for the four-month period ended December 31, 2012 as amended.
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Functional Currency

The Company's consolidated functional currency is the U.S. dollar. Raptor Pharmaceuticals Europe B.V. ("BV"), Raptor Pharmaceuticals France SAS ("SAS") and RPTP European Holdings C.V. ("CV"), the Company's European subsidiaries and Cayman-based subsidiary, respectively, use the European Euro as their functional currency. At each quarter end, each foreign subsidiary’s balance sheets are translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive loss are translated into U.S. dollars based upon an average exchange rate.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company's financial instruments, including cash equivalents, restricted cash, accounts payable, accrued liabilities, note payable and capital lease liability approximate fair values due either to length of maturity or interest rates that approximate prevailing market rates. The warrant liability is carried at fair value, which is determined using the Black-Scholes option valuation model at the end of each reporting period.

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

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are summarized as follows:

(In thousands)
Assets	Level 1	Level 2	Level 3	March 31, 2013
Fair value of cash equivalents	$33,013	$0	$0	$33,013

Short-term investments	22,123	0	0	22,123
Total	$55,136	$0	$0	$55,136

Liabilities
Fair value of common stock warrants	$0	$0	$12,708	$12,708
Total	$0	$0	$12,708	$12,708

Assets	Level 1	Level 2	Level 3	December 31, 2012

Fair value of cash equivalents	$35,069	$0	$0	$35,069

Short-term investments	22,096	0	0	22,096
Total	$57,165	$0	$0	$57,165

Liabilities
Fair value of common stock warrants	$0	$0	$16,405	$16,405
Total	$0	$0	$16,405	$16,405

See Note 5 for further discussion on the calculation of the fair value of the common stock warrant liability.

Intangible Assets

Intangible assets primarily include the intellectual property and other rights relating to DR Cysteamine (currently developed as PROCYSBI TM / RP103) and to an out-license acquired in a 2009 merger. The intangible assets related to PROCYSBI TM /RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.

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

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the U.S. are not material.

Impairment of Goodwill and Long-Lived Assets

 Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired.  Goodwill is not amortized, but is evaluated for impairment on an annual basis or more often when impairment indicators are present. The Company has one reporting unit. Therefore, the Company’s consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required.

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
’
Accrued Liabilities

Accrued liabilities include estimates of certain expenses which the Company has not yet been invoiced and requires management’s judgment in determining appropriate expenses to accrue. Although the Company believes its accrued liabilities reflect the best information available to it, the Company’s actual expenses could differ from its estimates.

Common Stock Warrant Liabilities

The Company issued warrants that contain conditional obligations that may require the Company to transfer cash to settle the warrants upon the occurrence of certain fundamental transactions. Therefore, the Company has classified the warrants as liabilities.  The Company re-measures the liability at the end of every reporting period with the change in value reported in the Company’s consolidated statements of operations and comprehensive loss.  At the exercise date, the fair values of these warrants are re-measured and reclassified to equity.

Deferred Offering Costs

Deferred offering costs represent expenses incurred to raise equity capital related to financing transactions which have not yet been completed as of the balance sheet dates.

Note Payable and Debt Issuance Costs

Note payable consists of the Company’s loan agreement with HealthCare Royalty Partners II, L.P. (“HC Royalty”), as lender, under which Raptor agreed to borrow $50.0 million in two $25.0 million tranches.  The Company received the first $25 million tranche in December 2012, and the second tranche is expected by the end of May 2013. The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and includes a synthetic royalty component based on sales of products, including PROCYSBI TM , in a calendar year.  The fixed and royalty interest are recognized as interest expense as incurred.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the interest method.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses include medical, clinical, regulatory and scientists’ salaries and benefits, lab collaborations, preclinical studies, clinical trials, clinical trial materials, commercial drug manufacturing expenses prior to obtaining marketing approval, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated human resources and facilities expenses.

Income Taxes

Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a full valuation allowance has been provided on the Company’s net deferred tax assets.

The Company identifies uncertain tax positions and discloses any potential tax liability on their financial statements.  The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of March 31, 2013, there were no liabilities recorded related to uncertain tax positions and no accrued interest or penalties related to uncertain tax positions.
The Company files U.S. Federal, California, various other state income and other tax returns and various foreign country income tax returns. The Company is currently not subject to any income tax examinations. Due to the Company’s net operating losses (“NOLs”), generally all tax years remain open.

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

RAPTOR PHARMACEUTICAL CORP.
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan

Compensation cost related to the Company’s stock option plans is measured at the grant date based on the fair value of the equity instruments awarded and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The Company recognizes expense associated with stock options issued to third parties, including consultants, based upon the fair values of such awards on the dates the awards vest.

Reclassifications

Certain amounts previously reported under specific financial statement captions have been reclassified to be consistent with the current year presentation.

2. INTANGIBLE ASSETS AND GOODWILL

On December 14, 2007, the Company acquired the intellectual property and other rights to develop PROCYSBITM/RP103 to treat various clinical indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company (“Encode”), which held the intellectual property license with UCSD. The fair value of the intangible assets acquired at the time of the acquisition was approximately $2.6 million’.

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

Intangible assets originally recorded as a result of a 2009 merger were approximately $1.1 million, of which $0.9 million was written off to research and development expense during the year ended August 31, 2012, as discussed below.

A summary of intangible assets acquired is as follows:

(In thousands)	March 31, 2013	December 31, 2012

Intangible asset (IP license for PROCYSBITM/RP103) related to the Encode merger	$2,620	$2,620
Intangible assets (out-license) related to the 2009 Merger	240	240

Total intangible assets	2,860	2,860
Less accumulated amortization	(740)	(704)

Intangible assets, net	$2,120	$2,156

At August 31, 2012, the Company determined that the capitalized acquired in-process research and development asset carried at $0.9 million, representing the tezampanel and NGX 426 program acquired in a 2009 merger, was fully impaired due to the Company’s decision to discontinue development of this product candidate . During the quarter ended March 31, 2013, the Company did not identify any impairment losses.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarters ended March 31, 2013 and February 29, 2012  and the cumulative period from September 8, 2005 (inception) to March 31, 2013, the Company amortized approximately $36,000, $37,000 and $0.8 million, respectively, of intangible assets to research and development expense.

Amortization expense for intangible assets for the periods indicated is expected to be as follows:

Year ending December 31, (In thousands)	Amortization expense
2013	$146
2014	146
2015	146
2016	146
2017	146

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

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. NOTE PAYABLE AND DEBT ISSUANCE COSTS

Note payable consists of the Company’s loan agreement with HC Royalty, as lender, under which the Company agreed to borrow $50.0 million in two $25.0 million tranches. As of March 31, 2013, the Company drew down the first tranche in the amount of $25.0 million. With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of PROCYSBI TM  and future approved product net revenues for such calendar year, 3.0% of the PROCYSBI TM  and future approved product net revenues for such calendar year in excess of $25.0 million and below $50.0 million, and 1.0% of the PROCYSBI TM  and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

As of March 31, 2013, there was no royalty expense accrued or paid since the Company had no approved products at that time. Subsequent to March 31, 2013, as a result of marketing approval of PROCYSBI TM  for cystinosis by the FDA, synthetic royalties will be payable to HC Royalty upon sales of PROCYSBI TM . As of March 31, 2013, the Company’s note payable balance was $25.0 million.

Unamortized debt issuance costs totaled $1.9 million and $2.0 million as of March 31, 2013 and December 31, 2012, respectively.

The loan and the Company’s obligation to make any payments shall terminate immediately when all payments received by HC Royalty from the Company aggregate to $97.5 million. If, by December 20, 2014, net revenues for the immediately preceding four fiscal quarters exceed $100.0 million, then the loan and the Company’s obligation to make any payments shall terminate immediately when all payments received by HC Royalty from the Company aggregate to $90.0 million. The synthetic royalty will be accrued quarterly upon commencement of sales of PROCYSBI TM.

To secure the performance of its obligations under the HC Royalty Loan, the Company granted a security interest to HC Royalty in substantially all of its assets, the assets of its subsidiaries and a pledge of stock of certain of its domestic subsidiaries. The Company’s failure to comply with the terms of the HC Royalty Loan agreement and related documents, the occurrence of a change of control of the Company or the occurrence of an uncured material adverse effect on the Company, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty Loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of its indebtedness to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, the Company’s pledged collateral and assign and transfer the pledged stock of certain of its subsidiaries.  Further, HC Royalty may terminate its commitment to fund the second $25.0 million tranche upon the occurrence of any such event prior to the funding of such tranche.

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

As of March 31, 2013 and December 31, 2012, there were 55,431,651 and 52,424,649 shares, respectively, of the Company’s common stock issued and outstanding.

Common Stock Issuance under At-The-Market (“ATM”) Agreement

On April 30, 2012, the Company entered into an “At-the-Market” (“ATM”) Sales Agreement, with Cowen and Company, LLC (“Cowen”), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM sales on the NASDAQ Stock Market. Cowen is the sole sales agent for any sales made under the ATM for a 3.0% commission on gross proceeds. The common stock is sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices will vary.

Sales in the ATM offering are being made pursuant to the prospectus supplement dated April 30, 2012, as amended by Amendment No. 1 dated June 28, 2012, which supplements the Company’s prospectus dated February 3, 2012, filed as part of the shelf registration statement that was declared effective by the Securities and Exchange Commission (“SEC”) on February 3, 2012. Cumulatively through March 31, 2013, the Company sold 5,059,446 shares under the ATM at a weighted-average selling price of $5.39 per share for net proceeds of approximately $26.4 million.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

During the quarter ended March 31, 2013, the Company received approximately $1.8 million from the exercise of warrants in exchange for the issuance of 600,000 shares of the Company’s common stock. During the cumulative period from September 8, 2005 (inception) through March 31, 2013, the Company received approximately $24.6 million from the exercise of warrants in exchange for the issuance of an aggregate of 10,137,866 shares.

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

The warrants issued by the Company in the August 2010 private placement and the December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events.A financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability. Therefore, the Company has classified the warrants from both financings as liabilities and will mark them to fair value at each period end.

A Black-Scholes option-pricing model was used to estimate the fair value of the warrant liabilities. These warrants were issued in the December 2009 and August 2010 equity financings using the following assumptions at March 31, 2013 and December 31, 2012:

	December 2009 equity financing Series A		August 2010 private placement Investors and placement agent
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Fair value (dollars in millions)	$2.5	$2.6	$10.2	$13.8
Black-Scholes inputs:
Stock price	$5.85	$5.85	$5.85	$5.85
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.25%	0.25%	0.31%	0.31%
Volatility	95%	100%	95%	112%
Expected term (years)	1.75	2.00	2.25	2.50
Dividend	0	0	0	0

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended March 31, 2013 and February 29, 2012, and for the cumulative period from September 8, 2005 (inception) to March 31, 2013, the Company recorded a gain of approximately $1.0 million, losses of approximately $7.8 million and $25.8 million, respectively, in its condensed consolidated statements of operations and comprehensive loss from changes in the fair values of warrants.

Below is the activity of the warrant liabilities for the quarters ended March 31, 2013 and February 29, 2012:

	For the quarter ended
(In millions)	March 31, 2013	February 29, 2012
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of the quarters ended March 31, 2013 and February 29, 2012	$2.6	$6.7
December 2009 warrants exercised	0	(4.1)
Adjustment to fair value of common stock warrants	(0.1)	2.2

December 2009 direct offering common stock warrant liability at fair value at March 31, 2013 and February 29, 2012	2.5	4.8

Fair value of August 2010 private placement warrants (including broker warrants) at beginning of the quarters ended March 31, 2013 and February 29, 2012	13.8	18.7
August 2010 warrants exercised	(2.6)	(2.5)
Adjustment to fair value of common stock warrants	(1.0)	5.6

August 2010 private placement common stock warrant liability at fair value at March 31, 2013 and February 29, 2012	10.2	21.8

Total warrant liability at March 31, 2013 and February 29, 2012	$12.7	$26.6

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

 Employee stock-based compensation expense for the quarters ended March 31, 2013 and February 29, 2012, respectively, and for the cumulative period from September 8, 2005 (inception) to March 31, 2013 was as follows:

(In millions)	For the quarter ended	For the quarter ended	Cumulative Period from
	March 31, 2013	February 29, 2012	September 8, 2005 to March 31, 2013
Research and development	$0.3	$0.2	$2.4
Selling, general and administrative	1.4	0.9	9.4
Total stock-based compensation expense	$1.7	$1.1	$11.8

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

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor directors. The fair value of expensed options was based on the Black-Scholes option-pricing model assuming the same factors shown in the stock-based compensation expense table above. Stock-based compensation expense for consultants for the quarters ended March 31, 2013 and February 29, 2012 and for the cumulative period from September 8, 2005 (inception) to March 31, 2013 was approximately $4,000, $0 and $0.8 million, respectively, of which cumulatively approximately $0.1 million was included in general and administrative expense and approximately $0.6 million was included in research and development expense for the cumulative period.

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

8.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI TM and clinical manufacturing of drug product for the Company’s HD and NAFLD clinical collaborations.  The Company's contractual obligations did not change materially during the quarter ended March 31, 2013 compared to those disclosed as of December 31, 2012.

RAPTOR PHARMACEUTICAL CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  SUBSEQUENT EVENTS

On April 30, 2013, the Company’s lead product candidate, PROCYSBITM (cysteamine bitartrate) delayed-release capsules, received marketing approval from the FDA for the management of nephropathic cystinosis in adults and children six years and older.  The Company plans to commercially launch PROCYSBI TM in the U.S. in the second quarter of 2013 and anticipates the Company’s expenses will increase due to significant commercialization activities followed by the uptake of net revenues.  As a result of drug approval, the Company will commence capitalizing commercial inventory on May 1, 2013.  Due to the nature of the success rate of drug development, it is the Company’s accounting policy to expense drug product manufacturing costs as research and development expenses until that drug product has received marketing approval in a significant market.

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

On April 3, 2013, the Company executed two contracts with Accredo Health Group, Inc. (“Accredo”) to provide the Company exclusive distribution and specialty pharmacy services for PROCYSBI TM to cystinosis patients in the U.S. Accredo will be Raptor’s only significant customer of PROCYSBI TM in the U.S. Accredo will receive a distributor fee for warehousing and distribution of PROCYSBI TM along with a rebate for pharmacy services based upon customary terms. These costs will be captured in cost of sales upon commencement of services.

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

Our first product, PROCYSBITM (cysteamine bitartrate) delayed-release capsules, or PROCYSBITM, received marketing approval from the U.S. Food and Drug Administration, or FDA, on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  PROCYSBI TM  (formerly known as RP103) capsules contain cysteamine formulated into innovative microspheronized beads that are individually enteric coated providing a delayed-release pharmacokinetic profile.  The enteric coating makes PROCYSBI™ pH sensitive, allowing the microbeads to bypass the stomach and be absorbed in the more alkaline environment of the proximal small intestine.  PROCYSBI TM  is dosed every twelve hours for the management of nephropathic cystinosis.  We plan to commence the launch of PROCYSBI TM  in the U.S. in the second quarter of 2013.  In conjunction with the pending launch of PROCYSBI TM , we have initiated a dedicated call center, which will serve as an integrated resource for PROCYSBI TM  prescription intake, third-party payor reimbursement adjudication, patient financial support and ongoing outreach for managing compliance.  This call center, along with one specialty pharmacy and proactive physician and patient disease education initiatives, reflect our commitment to helping patients manage their disease.  In Europe, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the first quarter of calendar 2012, requesting approval to market PROCYSBI TM  for the management of nephropathic cystinosis in the EU.  We anticipate a decision from the EMA in the second half of 2013.

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

Results of Operations

Quarters ended March 31, 2013 and February 29, 2012

Revenue

On April 30, 2013, the FDA granted marketing approval in the U.S. for the sale of our first product, PROCYSBITM, for the management of nephropathic cystinosis.  As such, through March 31, 2013, we have not yet generated revenues from the sale of PROCYSBI TM.

Research and Development

Research and development expenses include medical, clinical, regulatory and scientists' compensation and benefits, expenses associated with the manufacturing and testing of PROCYSBI TM  in anticipation of our commercial launch in the U.S. (all drug product manufactured before drug approval is expensed as research and development expense), lab collaborations, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance and small equipment purchased to support the research laboratory, amortization of intangible assets and allocated human resources and facilities expenses. Research and development expenses for the quarter ended March 31, 2013 increased by approximately $4.4 million compared to the quarter ended February 29, 2012. The increase was primarily due to:

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

General and Administrative Expenses

General and administrative expenses include finance, executive and pre-commercial operations compensation and benefits; pre-commercial expenses, such as reimbursement and marketing studies, expenses associated with the commercial launch of PROCYSBI TM  such as printing of physician and patient education materials, setting up RaptorCares.com to adjudicate insurance claims and provide patient support, and establishing a customer relationship management system for our PROCYSBI TM  sales team; corporate costs, such as legal and auditing fees, business development expenses, travel, board of director fees and expenses, investor relations expenses, intellectual property expenses associated with filed (but not issued) patents, administrative consulting and allocated human resources and facilities costs. General and administrative expenses for the quarter ended March 31, 2013 increased by approximately $5.4 million compared to the quarter ended February 29, 2012. The increase was primarily due to:

Reason for increase (In thousands)	Increase (decrease)
In anticipation of the U.S. launch of PROCYSBITM:
Increase in staffing for pre-commercialization ramp-up	$1,933
Increase in advertising and promotion work related to pre-commercialization	1,020
Increase in consulting and legal fees incurred for pre-commercialization activities	1,265
Increase in other marketing work incurred as part of pre-commercialization activities	648
Other, net	545

Total increase in general and administrative expenses for the quarter ended March 31, 2013 versus the quarter ended February 29, 2012	$5,411

Major program expenses recorded as research and development expenses:

	For the quarter ended		September 8, 2005 (Inception) to
Major Program (stage of development) (in thousands)	March 31, 2013	February 29, 2012	March 31, 2013

PROCYSBITM: Cystinosis (pre-commercial)	$4,179	$2,249	$41,587
RP103: HD (clinical)	212	190	3,265
RP103: NAFLD in children (clinical)	445	212	4,831
Preclinical programs	200	15	2,520
Minor or inactive programs	254	(11)	6,168
Research and development personnel and other costs not allocated to programs	3,122	1,316	19,685

Total research and development expenses	$8,412	$3,971	$78,056

Major program expenses recorded as general and administrative expenses:

	For the quarter ended		September 8, 2005 (Inception) to
	March 31,	February 29,	March 31,
Major Program (stage of development) (in thousands)	2013	2012	2013

PROCYSBITM: Cystinosis (pre-commercial)	$2,292	$234	$9,012
RP103: HD (clinical)	30	10	55
RP103: NAFLD in children (clinical)	46	21	301
Preclinical programs	18	15	450
Minor or inactive programs	112	47	1,209

Total program-related general and administrative expenses	$2,498	$327	$11,027

Additional major program expenses include expenses related to the preparation for the commercial launch of PROCYSBI TM and patent fees and patent expenses which were recorded as general and administrative expenses as these fees are to support patent applications (not issued patents).

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

Note Payable and Debt Issuance Costs

Note payable consists of our loan agreement with HealthCare Royalty Partners, or HC Royalty, as lender.  We agreed to borrow $50.0 million in two $25.0 million tranches, or the HC Royalty Loan.  As of March 31, 2013, we have drawn the first tranche in the amount of $25.0 million, which is stated at the borrowed amount.  Due to the approval of PROCYSBI TM by the FDA on April 30, 2013, HC Royalty is required to fund the second tranche subject to the satisfaction of customary closing conditions.  We are in the process of drawing down the second $25.0 million tranche.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and quarterly interest payments are included in interest expense in our Condensed Consolidated Statements of Comprehensive Loss for the quarter ended March 31, 2013.  Principal payments, when made, reduce our note payable balance. There is a synthetic royalty component based on sales of products in a calendar year, and such royalty is payable quarterly.  With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of PROCYSBI TM  and future approved product net revenues for such calendar year, 3.0% of PROCYSBI TM  and future approved product net revenues for such calendar year in excess of $25.0 million and not in excess of $50.0 million, and 1.0% of PROCYSBI TM  and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly. With respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.0% of the first $25.0 million of PROCYSBI TM  and future approved product net revenues for such calendar year, 3.0% of PROCYSBI TM  and future approved product net revenues for such calendar year in excess of $25.0 million and not in excess of $50.0 million, and 1.0% of PROCYSBI TM  and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

As of March 31, 2013, there was no royalty expense accrued or paid since we had no approved products at that time and future revenues were not yet estimable.  Subsequent to quarter-end, we received marketing approval of PROCYSBI TM  for nephropathic cystinosis by the FDA on April 30, 2013, and as a result, synthetic royalties will be payable to HC Royalty quarterly following commencement of sales of PROCYSBI TM .  The loan and our obligation to make any payments shall terminate immediately when all payments received by HC Royalty from us equals $97.5 million, except that if, by December 20, 2014, net revenues for the immediately preceding four fiscal quarters exceed $100.0 million, then the loan and our obligation to make any payments shall terminate immediately when all payments received by HC Royalty from us equals $90.0 million.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the effective interest method.  The amortization of debt issuance costs is included in interest expense in our Condensed Consolidated Statements of Comprehensive Loss. The synthetic royalty will be accrued quarterly upon commencement of sales of PROCYSBI TM.

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

Intangible assets include the intellectual property and other rights relating to DR Cysteamine (currently developed as PROCYSBI TM and RP103) and to an out-license acquired in the 2009 Merger. The intangible assets related to PROCYSBI TM /RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. The intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents. During the quarter ended March 31, 2013, we did not identify any impairment losses.

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

Stock-Based Compensation

Effective September 1, 2006, our stock-based compensation is accounted for in accordance with ASC Topic 718, Accounting for Compensation Arrangements, or ASC Topic 718 (previously listed as Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment , or SFAS 123(R), and related interpretations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.
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

The $50.0 million HC Royalty loan agreement executed on December 20, 2012, matures on December 31, 2019, bears interest at an annual fixed rate of 10.75% and a variable royalty rate, tiered down, based on a percentage of PROCYSBI TMand future approved product net revenues. The loan is interest-only for the first two years. The proceeds for the loans will be used primarily to help fund the commercialization of PROCYSBI TM , advance our development programs and for general corporate purposes. (See Note 4 – Notes Payable and Debt Issuance Costs for further information.)

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

Future Funding Requirements

We may need to raise additional capital either through the sale of equity or debt securities (including convertible debt securities) to fund our operations and to, among other activities, commercialize PROCYSBI TM  and to develop RP103 for various indications. Our future capital requirements may be substantial, and will depend on many factors, including:

●	the success of our U.S. commercial launch of PROCYSBITM including patient and revenue uptake;
●	the cost of establishing the sales and marketing capabilities in the U.S. and EU necessary for the U.S. commercial launch of PROCYSBI TM and the potential EU launch, if approved;
●	the decisions of the EMA with respect to our application for marketing approval of PROCYSBITM in the EU; the costs of activities related to the regulatory approval process; and the timing of approval, if received and the potential EU launch, if approved;
●	our ability to negotiate reimbursement and pricing of PROCYSBITM in the EU; if approved;
●	the cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBITM in non-U.S. and non-EU countries;
●	the timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBITM in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for Huntington's disease; and evaluating RP103 as a potential treatment for NAFLD;
●	the cost of filing, prosecuting and enforcing patent claims; and
●	the cost of our manufacturing-related activities in support of PROCYSBITM and RP103.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us, or at all.

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing of PROCYSBI TM  and clinical manufacturing of our HD and our NAFLD clinical collaborations. Our contractual obligations have not changed significantly during the quarter ended March 31, 2013 compared to those discussed in our Transition Report on Form 10-KT for the four month period ended December 31, 2012, filed with the SEC on March 14, 2013.

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

Risks Associated with Product Development and Commercialization

We currently depend entirely on the success of our lead drug, PROCYSBITM. If we do not successfully commercialize PROCYSBI TM or obtain EU approval of PROCYSBI TM our financial results and financial condition will be adversely affected.

On April 30, 2013, the U.S. Food and Drug Administration, or FDA, approved PROCYSBITM (cysteamine bitartrate) delayed-release capsules for the management of nephropathic cystinosis in adults and children six years and older, permitting us to commercially market and distribute PROCYSBI TM  in the U.S. for this indication.  The success of our commercial launch of PROCYSBI TM will likely drive our value as reflected in the trading price of our common stock.  However, we do not have experience in commercializing therapeutics.  If our PROCYSBI TM launch is not as robust as expected by analysts and investors, our value may not increase or could significantly decrease.  We have not yet obtained marketing approval in the EU, where we believe there is a significant number of cystinosis patients.  If we do not obtain marketing approval in the EU, our business prospects will decline.  The successful commercialization of PROCYSBI TM will depend on several factors, including:

•	the successful launch of PROCYSBITM in the U.S., including, among other factors, identification of potential physician prescribers and potential patients for, and obtaining sales, of PROCYSBI TM ;

●	approval of PROCYSBITM in the EU for the management of nephropathic cystinosis by the EMA;

●	the successful launch of PROCYSBITM in the EU and other selected territories throughout the economically developed world, if approved;

●	effective communication distinguishing the safety and efficacy of PROCYSBITM from competitive products or alternative therapeutic regimes;

●	acceptance of PROCYSBITM by physicians, parents, patients and cystinosis research/advocacy organizations including the conversion from the existing standard of care to PROCYSBI TM ;

●	appropriate reimbursement for PROCYSBITM from commercial health plans and government health programs, which we refer to collectively as third-party payors;

●	compliance with regulatory requirements including fulfilling any FDA required post-approval commitments;

●	provision of affordable out-of-pocket cost to patients and/or other programs to ensure patient access to PROCYSBITM;

●	approval by the EMA and other regulatory agencies of appropriate product labeling for PROCYSBITM;

●	execution and maintenance of agreements with wholesalers and distributors on commercially reasonable terms;

●	manufacture and supply of adequate quantities of PROCYSBITM to meet commercial demand;

●	development and maintenance of intellectual property protection for PROCYSBITM; and

●	execution of robust pre-launch, commercial launch and ongoing commercial operations and medical affairs' activities in support of marketing and sales requirements.

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

We must obtain and maintain appropriate approvals from regulatory agencies in each of the markets in which we intend to market our products before we may market them. If we receive approvals for our products, we may only market our products for the specific uses that are reflected in the product’s approved labeling. In the U.S., we are permitted to market RP103 for the management of nephropathic cystinosis in adults and children six years and older under the brand name PROCYSBI TM , and we may not market RP103 in the U.S. for any other indication.  We do not have approval of RP103 in any other market and we are not permitted to market RP103 in these markets until we obtain necessary regulatory approvals. To market a new drug in the U.S., we must submit to the FDA and obtain FDA approval of a new drug application, or NDA for each individual indication. To market a new drug in Europe, we must submit to the EMA or relevant regulatory authority in the designed Reference Member State and obtain approval of an MAA for each individual indication. An NDA or MAA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, to demonstrate the safety and efficacy of the applicable product candidate for the treatment of each individual indication.

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

In addition, if the FDA, EMA or other regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements will include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with cGMPs (good manufacturing practices), GCPs (good clinical practices), and GLPs (good laboratory practices). If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications and enforcement actions, including injunctions and civil or criminal prosecution. The FDA, EMA and other international regulatory agencies can withdraw a product's approval, including PROCYSBI TM , under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

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

Pressure on drug product third-party coverage and reimbursement/pricing may impair our ability to be reimbursed for PROCYSBI TM  and our other future product candidates at prices or on terms sufficient to provide a viable financial outcome.

Market acceptance and sales of PROCYSBITM and any product candidates that we may develop will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures in the U.S. as well as the EU and other key international markets. The continuing efforts of governmental and third-party payors to contain, reduce or shift the costs of healthcare through various means may harm our business. Successful commercialization of our products will depend in part on the availability of governmental and third-party private payor reimbursement for the therapeutic value of our products.  For example, in many foreign markets, the pricing or profitability of healthcare products is subject to government control. In the U.S., there has been, and we expect there will continue to be, a number of federal and state proposals to implement similar government price control.  The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business, by reducing the prices we are able to charge for our products, reducing the reimbursement rates for our products and increasing governmental rebates, impeding our ability to achieve profitability, raise capital or form collaborations. In particular, in the U.S., private health insurers and other third-party payors often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs.  In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. Further, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional downward pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and results of operations. In the U.S., EU and other significant or potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, drug coverage and reimbursement policies and pricing in general. For PROCYSBI TM , we will not know what reimbursement rates will be until we enter into payor negotiations.  For our other product candidates, we will not know what the reimbursement rates will be until we obtain regulatory approval and then launch and enter into payor negotiations.  If we are unable to obtain sufficiently high reimbursement rates for our products, they will not be commercially viable.

Even with U.S. approval of PROCYSBITM, our ability to generate revenues from PROCYSBITM will be subject to attaining significant market acceptance among physicians, patients, patient families, healthcare payors and the healthcare community.

PROCYSBITM may not attain market acceptance among physicians, patients, patient families, healthcare payors or the healthcare community compared to the current standard of care. We believe that the degree of market acceptance and our ability to generate revenues from PROCYSBI TM  will depend on a number of factors, including:

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

If PROCYSBITM does not receive significant market acceptance among physicians, patients, patient families, healthcare payors or the healthcare community, our ability to generate revenues from PROCYSBI TM  will be severely affected.

Because the target patient populations for some of our drug product candidates, including PROCYSBITM, are small, we must achieve significant market share and obtain relatively high per-patient prices for our products to achieve meaningful gross margins.

PROCYSBITM and our clinical development of RP103 target diseases with small patient populations, including cystinosis and HD. A key component of the successful commercialization of a drug product for these indications includes identification of patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues and identifying patients and targeting the prescriber base are key to achieving significant market penetration. In addition, the per-patient prices at which we sell PROCYSBI TM  and RP103 for these indications will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and achieve meaningful gross margins. There can be no assurance that we will be successful in achieving a sufficient degree of market penetration and/or obtaining high per-patient prices for PROCYSBI TM  and RP103 for diseases with small patient populations.

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

Because the extent and scope of patent protection for some of our drug products may be particularly limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation. For eligible drugs, we plan to rely on the exclusivity period under Orphan Drug Act designation to maintain a competitive position. If we do not obtain orphan drug exclusivity for PROCYSBI TM  or RP103 under the Hatch-Waxman Act, PROCYSBI TM  or RP103 are eligible for a 3-year regulatory exclusivity period as a reformulated version of a previously approved drug substance for which clinical studies that are essential for approval have been conducted in addition to the half year pediatric exclusivity, as applicable. However, if we do not obtain orphan drug exclusivity for our drug products that do not have strong patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.

Even though we have been granted orphan drug designation prior to the approval of PROCYSBITM for the potential treatment of cystinosis and RP103 for the potential treatment of HD, and even if we obtain orphan drug designation for our future drug product candidates, we may not fulfill the criteria for renewed exclusivity for PROCYSBI TM  since the active ingredient in PROCYSBI TM  had been granted exclusivity in the 1990s by another company or we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

The nature of our business exposes us to potential liability risks inherent in the testing (including through human trials), manufacturing and marketing of PROCYSBI TM  and our drug product candidates. PROCYSBI TM  and our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Many of the patients who participate in our current clinical trials and U.S. cystinosis patients who may purchase PROCYSBI TM commercially are already critically ill or suffering from chronic debilitating diseases. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry product liability insurance, it may not be sufficient to cover future claims.

We may not be able to avoid significant liability if any product liability claim is brought against us. If a successful product liability claim is brought against us and the amount of liability exceeds our insurance coverage, we may incur substantial charges that would adversely affect our business, financial condition and results of operation.

We have no internal manufacturing experience and expect to continue to rely on a single third-party manufacturer to produce drug products that adequately support our commercial sales of PROCYSBI TM , our clinical trials of RP103 and potential commercial sales of RP103 if approved for other indications.  If we fail to adequately supply PROCYSBI TM  to commercial patients or RP103 for patients in clinical trials, our reputation would be harmed, our revenues could be delayed and our financial results could be adversely affected.

We do not currently manufacture PROCYSBITM and RP103 and do not currently plan to develop the internal capacity to do so. We rely on a single manufacturer of the delayed release capsules as finished products of PROCYSBI TM  and RP103. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production to commercial requirements. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturer and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, severe weather events, unstable political environments at foreign facilities or financial difficulties. If this manufacturer or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to successfully launch PROCYSBI TM , or develop or launch any other product candidate based on RP103 would be jeopardized.

In addition, we rely on one exclusive supplier for the active pharmaceutical ingredient, or API, for PROCYSBITM and RP103. While we work closely with this supplier, along with our exclusive finished goods supplier, to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. A reduction or interruption in our supply of API from this supplier and finished goods from our contract manufacturer, and efforts to identity and qualify alternative sources of API supply, could result in significant additional operating costs and delays in commercializing PROCYSBI TM  and in developing RP103 for HD and NAFLD. In addition, supply arrangements from alternative sources may not be available on acceptable economic terms, if at all.

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

We rely on a third party logistics provider and specialty pharmacy to distribute PROCYSBITM to patients and to collect from insurance companies and government agencies in the U.S. Our ability to collect from the logistics provider is not only subject to such provider’s credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third party payors. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of PROCYSBI. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of PROCYSBI TM  could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction which may harm our reputation and financial condition.

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

If we do not obtain the support of new, and maintain the support of existing, key scientific and medical collaborators, it may be difficult to develop PROCYSBI TM , RP103 and new products and establish those products as a standard of care for various indications.

We will need to establish relationships with additional key opinion leaders, leading scientists and research institutions. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for their approved indications. Although we have various medical and scientific advisors and research collaborations, there is no assurance that our advisors and our research collaborators will continue to work with us or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new clinical and scientific relationships to assist in our commercialization and research and development, we may not be able to successfully develop PROCYSBI TM , RP103 or our other drug product candidates.

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

Several provisions of the new law, which have varying effective dates, may affect us, including our costs. For example, the PPACA increased the Medicaid rebate rate, revised the definition of "average manufacturer price" for reporting purposes, which could further increase the amount of the Medicaid drug rebates paid to states, and extended the rebate program to beneficiaries enrolled in Medicaid managed care organizations. The PPACA also expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance and included a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or "donut hole." The law also established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the U.S. The PPACA includes a provision to increase the Medicaid rebate for line extensions or reformulated drugs (NDA Type 3) priced higher than the original drug. Depending on the final regulations this could substantially increase our Medicaid rebate rate (in effect limiting reimbursement for these patients) if we participate in the Medicaid Rebate Program. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with healthcare practitioners. Although the U.S. Supreme Court recently upheld most of the PPACA, it remains unclear whether there will be any changes made to certain provisions of PPACA through acts of Congress at some point in the future. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally and specifically the commercialization of PROCYSBI TM .

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

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market PROCYSBI TM , RP103 and other future drug candidates and adversely impact our financial results.

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

Successful implementation of the U.S. commercial launch of PROCYSBITM, the potential EU commercial launch of PROCYSBI TM  (if approved in the EU), the continuation of our clinical-stage programs and our current plans to in-license and acquire additional clinical-stage product candidates will require us to retain existing and add required new qualified and experienced personnel in the commercial, regulatory, manufacturing, quality, program management, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through internal discoveries, or the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

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

In December 2012, we entered into a loan agreement with HealthCare Royalty Partners, or HC Royalty, as lender, under which we agreed to borrow $50.0 million in two $25.0 million tranches, or the HC Royalty Loan. We drew down the first tranche in the amount of $25.0 million in December 2012 upon signing the loan agreement and we are in the process of drawing the second tranche of $25.0 million, as a result of our achievement of the milestone of U.S. approval of PROCYSBI TM . Our loan agreement with HC Royalty includes a variety of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit PROCYSBI TM  and RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements. To secure the performance of our obligations under the HC Royalty Loan, we granted a security interest to HC Royalty in substantially all of our assets, the assets of our subsidiaries and a pledge of stock of certain of our subsidiaries. Our failure to comply with the terms of the HC Royalty Loan agreement and related documents, the occurrence of a change of control of our Company or the occurrence of an uncured material adverse effect on our Company, or our wholly-owned subsidiary Raptor Pharmaceuticals, or the occurrence of certain other specified events, could result in an event of default under the HC Royalty Loan agreement that, if not cured or waived, could result in the acceleration of the payment of all of our indebtedness to HC Royalty and interest thereon. Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use, our pledged collateral and assign and transfer the pledged stock of certain of our subsidiaries.

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

Any future sales of PROCYSBITM or our potential products to government supported customers in various countries outside of the U.S. may be subject to significant payment delays due to government funding and reimbursement practices, which will result in an increase in the length of time that we may have accounts receivable outstanding. For example, many governments in Europe are facing significant liquidity crises. If government reimbursement for future sales of PROCYSBI TM , if approved in the EU, or our potential products is delayed or becomes unavailable, we may not be able to collect on amounts payable to us in reasonable time frames from such customers and our capital requirements will increase and our results of operations would be adversely affected.

Our business could be adversely affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and business and economic conditions. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to increase the price of PROCYSBI TM  or other future products due to the process by which healthcare providers are reimbursed.

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

UCSD and Yeda may terminate their respective agreements with us upon the occurrence of certain events, including if we enter into certain bankruptcy proceedings or if we materially breach our payment obligations and fail to remedy the breach within the permitted cure periods. Although we are not currently involved in any bankruptcy proceedings or in breach of these agreements, there is a risk that we may be in the future, giving UCSD and Yeda the right to terminate their respective agreements with us. We have the right to terminate these agreements at any time by giving prior written notice. If the UCSD or Yeda agreements are terminated by either party, we would lose our rights to PROCYSBI TM  and RP103 in the case of UCSD and would lose our rights to the Weizmann and Niigata patents in the case of Yeda. Under such circumstances, we would have no further right to use or exploit the patents, copyrights or trademarks in those respective technologies. If this happens, we would not be able to sell PROCYSBI TM , we will have to delay or terminate some or all of our research and development programs, our financial condition and operating results will be adversely affected, and we may have to cease our operations.

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

We face significant competition from industry participants that are pursuing similar technologies that we are pursuing and are developing pharmaceutical products that are competitive with PROCYSBI TM  or our drug product candidates. All of our large pharmaceutical competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery, development, regulatory approval, manufacturing and marketing than we do. With these additional resources and experience, our competitors may be able to respond to rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can.

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

Excluding PROCYSBITM, it will take several years before we are able to develop our other drug product candidates into marketable drug products, if at all. The marketing and sales effort of PROCYSBI TM  and our future approved products, our ability to gain adequate reimbursement, once products are approved for sale, and our product development programs will require substantial additional capital to successfully complete them, arising from costs to:

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

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our efforts to commercialize PROCYSBI TM  and our future approved products, the success of our research initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with healthcare payors, potential strategic partners and other factors. In additional, certain product programs may require collaborative agreements with corporate partners with substantial assets and organizations to help with the very substantial funds required and the complex organizational resources required. Such agreements may require substantial time to complete and may not be available in the time frame desired or with acceptable financial terms, if at all. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Significant additional funds from outside financing sources will be required to support our operations and if we are unable to obtain them on acceptable terms, we may be required to cease or reduce further development or commercialization of PROCYSBI TM  and our drug product programs, to sell some or all of our technology or assets, to merge with another entity or to cease operations.

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

In the future, we may need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders.  Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all.  We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals, the status of our commercialization activities, the execution of our U.S. launch of PROCYSBI TM , the execution of our potential launch of PROCYSBI TM  in Europe, if approved for sale, and the general condition of the financial markets.  If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our pre-launch/launch expenses for PROCYSBI TM .  If such actions are required, our financial condition and operating results will be adversely affected and our current value and potential future value may be significantly reduced.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness.

The required payments of principal and interest on our indebtedness under the HC Royalty Loan may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations. The loan bears interest at an annual fixed rate of 10.75% and a synthetic royalty based on the amount of PROCYSBI TM  and other future approved product net revenues in a calendar year, and such royalty is payable quarterly. Principal payments under the HC Royalty Loan will become due beginning on the ninth quarterly payment date occurring after the date the second $25.0 million tranche is funded and, in the case of the first tranche loan, in no event later than March 31, 2017.

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

The exhibits filed as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Christopher M. Starr		May 12, 2014
Christopher M. Starr, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Georgia Erbez		May 12, 2014
Georgia Erbez	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1†
Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Registration Statement No. 333-136018 filed on July 25, 2006).

2.2†
Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Annex A to Amendment No. 1 to Registration Statement No. 333-136018 filed on August 25, 2006).

2.3†
Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among Raptor Pharmaceuticals Corp., TorreyPines Therapeutics, Inc., a Delaware corporation, and ECP Acquisition, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on July 28, 2009).

(3)(i),(ii)	Articles of incorporation; Bylaws

3.1†	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.2†	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on February 26, 2014).

3.3†
Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of the Registrant's common stock and changing the name of the Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.4†
Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.5†
Certificate of Conversion filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K, filed on October 10, 2006).

3.6†	Charter Amendment for TorreyPines (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 5, 2009).

3.7†
Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 5, 2009).

(4) †	Instruments defining the rights of security holders, including indentures

4.1†	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K, filed on October 9, 2009).

4.2†
Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005 (incorporated by reference to Exhibit 4.16 to the Registrant's Annual Report on Form 10-K, filed on March 29, 2007).

4.3†	Form of Warrant issued to Comerica Bank on June 11, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 17, 2008).

4.4†
Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed on May 16, 2005).

4.5(a)†
Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on June 12, 2006).

4.5(b)†
Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K, filed on March 29, 2007).

4.5(c)†
Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between TorreyPines and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 28, 2009).

4.5(d)†
Amendment to Rights Agreement, dated August 6, 2010, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on August 10, 2010).

4.6*†
Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC (incorporated by reference to Exhibit 4.1 to Raptor Pharmaceuticals Corp.'s Quarterly Report on Form 10QSB/A, filed on April 15, 2008).

4.7*†
Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC (incorporated by reference to Exhibit 4.15 to Registrant's Quarterly Report on Form 10-Q, filed on April 9, 2010)

4.8*†
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K/A, filed on May 28, 2008).

4.9*†
Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp. (incorporated by reference to Exhibit 4.2 to Raptor Pharmaceuticals Corp.’s Current Report on Form 8-K, filed on August 25, 2009).

4.10†	Form of Investor Warrants (incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on December 18, 2009).

4.11†	Form of Investor Warrants (incorporated by reference to Exhibit 4.1 on Registrant’s Current Report on Form 8-K filed on August 10, 2010).

4.12†	Placement Agent Warrant (incorporated by reference to Exhibit 4.2 on Registrant's Current Report on Form 8-K filed on August 13, 2010).

(10)	Material contracts

10.1**†
Loan Agreement, dated as of December 20, 2012, by and among Registrant, HealthCare Royalty Partners II, L.P. and the Guarantors party thereto. (This exhibit 10.1 supersedes in its entirety exhibit 10.38 to Registrant’s Transition Report on Form 10-KT filed on March 14, 2013.)

(15)	Letter regarding Unaudited Interim Financial Information

15.1	Awareness Letter of Grant Thornton LLP, Independent Registered Public Accounting Firm

(31)	Section 302 Certification

31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director

31.2	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer

(32)	Section 906 Certification

32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer and Director, and of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer

101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.6 - 4.9 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01(under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009.

**	Certain information omitted pursuant to a request for confidential treatment filed with and granted by the SEC.
†	Previously filed.