Form 10-Q/A
period 2013-06-30
Raptor Pharmaceutical Corp
filed 2014-05-12
CIK 1070698

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

The Company is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 9, 2013 (the “Form 10-Q”), to include Grant Thornton’s review report with respect to the interim financial statements included in the Form 10-Q/A.

In addition to the changes to the financial statements and notes thereto included in this Form 10-Q/A, which are to conform to the presentation of the 2013 financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the Commission on March 17, 2014), the Company has amended (i) Part I, Item 2 to delete its previous disclosure relating to an explanatory paragraph regarding the Company’s ability to continue as a going concern because this explanatory paragraph was removed from BPM’s reissued reports for such periods due to changes in the Company’s circumstances and (ii) Part II, Item 6, to make changes to the exhibits.

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

RAPTOR PHARMACEUTICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Raptor Pharmaceutical Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Raptor Pharmaceutical Corp. (a Delaware corporation) and subsidiaries (the "Company"), and the related condensed consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, as of June 30, 2013 and for the three and six month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Raptor Pharmaceutical Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except shares and per share data, or unless otherwise specified)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,568	$36,313
Restricted cash	213	163
Short-term investments	0	22,096
Accounts receivable, net	26	0
Inventories	225	0
Prepaid expenses and other	8,056	1,610
Total current assets	83,088	60,182
Intangible assets, net	2,820	2,156
Goodwill	3,275	3,275
Fixed assets, net	939	416
Deposits	141	26
Other Assets	20	109
Debt issuance costs	3,065	1,959
Total assets	$93,348	$68,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,315	$4,599
Accrued liabilities	6,094	2,150
Common stock warrant liability	13,468	16,405
Deferred rent	0	6
Capital lease liability – current	18	8
Total current liabilities	21,895	23,168
Note payable	50,000	25,000
Capital lease liability - long-term	51	11
Total liabilities	71,946	48,179

Commitments and contingencies – see Note 8

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $0.001 par value per share, 150,000,000 shares authorized 58,314,471 and 52,424,649 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	58	52
Additional paid-in capital	197,534	155,945
Accumulated other comprehensive loss	(204)	(115)
Accumulated deficit	(175,986)	(135,938)
Total stockholders' equity	21,402	19,944

Total liabilities and stockholders' equity	$93,348	$68,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Three Months Ended		Six Months Ended
	June 30, 2013	May 31, 2012	June 30, 2013	May 31, 2012
Net product sales	$21	$0	$21	$0

Operating expenses:
Cost of sales	425	0	425	0
Research and development	6,215	6,020	14,627	9,991
Selling, general and administrative	9,379	4,105	17,242	6,557

Total operating expenses	16,019	10,125	32,294	16,548

Loss from operations	(15,998)	(10,125)	(32,273)	(16,548)

Interest income	16	91	171	198
Interest expense	(1,075)	(1)	(1,801)	(1)
Foreign currency transaction gain (loss)	(1)	45	(35)	63

Gain (loss) on short-term investments	22	56	(129)	176
Adjustment to fair value of common stock warrants	(7,041)	6,937	(5,981)	(877)

Net loss	(24,121)	(2,997)	(40,048)	(16,989)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(1)	(11)	(89)	(9)

Comprehensive loss	$(24,122)	$(3,008)	$(40,137)	$(16,998)

Net loss per share:
Basic and diluted	$(0.43)	$(0.06)	$(0.73)	$(0.35)

Weighted-average shares outstanding used to compute:
Basic and diluted	56,228	48,954	54,977	48,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2013
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	Amount

Balance at December 31, 2012	52,425	$52	$155,945	$(115)	$(135,938)	$19,944
Exercise of common stock warrants	2,333	2	6,704	0	0	6,706
Exercise of common stock options	8	0	7	0	0	7
Employee stock-based compensation expense	0	0	3,594	0	0	3,594
Consultant stock-based compensation expense	0	0	3	0	0	3
Reclassification of the fair value of warrant liabilities upon exercise	0	0	8,918	0	0	8,918
Issuance of common stock under an at-the-market sales agreement, net of commissions and fundraising costs of $894	3,548	4	22,363	0	0	22,367
Foreign currency translation loss	0	0	0	(89)	0	(89)
Net loss	0	0	0	0	(40,048)	(40,048)

Balance at June 30, 2013	58,314	$58	$197,534	$(204)	$(175,986)	$21,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	For the six months ended
	June 30, 2013	May 31, 2012
Cash flows from operating activities:
Net loss	$(40,048)	$(16,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	3,594	2,303
Consultant stock-based compensation expense	3	46
Fair value adjustment of common stock warrants	5,981	877
Amortization of intangible assets	86	73
Depreciation of fixed assets	78	27
Realized gain on sale of fixed assets	(12)	0
Gain (loss) on short-term investments	129	(176)
Amortization of debt issuance costs	151	0

Changes in assets and liabilities:
Accounts receivable, net	(26)	0
ATM receivable, net	(5,250)	0
Inventories	(225)	0
Prepaid expenses and other	(1,196)	(2,116)
Intangible assets	(750)	0
Deposits	(115)	0
Accounts payable	(2,284)	(353)
Accrued liabilities	3,944	1,348
Deferred rent	(6)	(1)
Net cash used in operating activities	(35,946)	(14,961)

Cash flows from investing activities:
Purchase of fixed assets	(548)	(259)
Sale of fixed assets	27	0
Change in restricted cash	(50)	(56)
Purchase of short-term investments	(147)	(188)
Sale of short-term investments	22,114	5,000
Net cash provided by investing activities	21,396	4,497

Cash flows from financing activities:
Proceeds from the sale of common stock under an ATM sales agreement	22,367	340
Proceeds from the exercise of common stock warrants	6,706	3,057
Proceeds from the exercise of common stock options	7	227
Note payable	25,000	0
Debt issuance costs	(1,257)	0
Offering costs	89	(120)
Payments on capital lease	(18)	(2)
Net cash provided by financing activities	52,894	3,502
Effect of exchange rates on cash and cash equivalents	(89)	(9)

Net increase (decrease) in cash and cash equivalents	38,255	(6,971)
Cash and cash equivalents, beginning of period	36,313	24,732
Cash and cash equivalents, end of period	$74,568	$17,761
Supplemental cash flow information:
Interest paid	$1,647	$0

Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$8,918	$7,107
Acquisition of equipment in exchange for capital lease	$68	$13

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

The Company's first product, PROCYSBI™ (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received marketing approval from the U.S. Food and Drug Administration ("FDA") on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  The Company officially launched PROCYSBI the week of June 17 in the U.S., and PROCYSBI became available for shipment to cystinosis patients.  Since inception, the Company had been in the development stage.  With the marketing approval of PROCYSBI and the commencement of marketing operations, the Company is no longer considered to be in the development stage.  In the near-term, the Company's ability to generate revenues is entirely dependent upon sales of PROCYSBI in the U.S.

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

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements as of such date, but does not include all disclosures required by GAAP. This Form 10-Q/A should be read in conjunction with the audited financial statements and accompanying notes in the Company's Transition Report on Form 10-KT/A for the four-month period ended December 31, 2012, as amended.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue in accordance with the FASB ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the price is fixed or determinable and collectability is reasonably assured.  The Company determines that persuasive evidence of an arrangement exists based on written contracts that defined the terms of the arrangements.  Pursuant to the contract terms, the Company determines when title to products and associated risk of loss has passed onto the customer.  The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company assesses collectability based primarily on the customer's payment history and creditworthiness.

PROCYSBI is currently only available for distribution from the Company's U.S. specialty pharmacy partner, Accredo Health Group, Inc., which is currently the Company’s only customer and ships directly to patients.  PROCYSBI is not available in retail pharmacies.  Prior authorization of coverage level by the patient's private insurance plan or government payor is a prerequisite to the shipment of PROCYSBI to a patient.  Revenue is recognized once the product has been shipped by the specialty pharmacy to patients because the Company is unable to reasonably estimate the third-party payor mix and resulting rebates based upon its lack of sufficient historical data. Billings to the Company’s distributor in advance of product shipment and delivery by the specialty pharmacy to patients are recorded as deferred revenue by the Company until such shipments to patients occur.

The Company records revenue net of expected returns, discounts, distributor fees, rebates, including those paid to government agencies.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known at the time of shipment to patients, and the government-mandated discounts applicable to government-funded programs.  The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts and chargebacks.  Estimates for chargebacks and prompt-payment discounts are based on contractual terms and the Company's expectations regarding the utilization rates.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis.  Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life.   Prior to the approval of PROCYSBI by the FDA on April 30 2013, the Company recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense.  Subsequent to approval, the Company began capitalizing these costs as commercial inventory.  As of June 30, 2013, net inventories were approximately $0.2 million, all of which was considered finished goods.  Upon launching PROCYSBI in mid-June 2013, the Company began recognizing costs of sales.  During the quarter ended June 30, 2013, the Company recorded $0.4 million as cost of sales representing commercial inventory that was capitalized subsequent to FDA approval but written off due to an unanticipated minor change in the finished product presentation.  Cost of sales includes the cost of inventory sold and reserved, manufacturing and supply chain costs, product shipping and handling costs, amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego ("UCSD").

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

Such investments are not insured by the Federal Deposit Insurance Corporation.  The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of June 30, 2013 or December 31, 2012.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized as follows:

(In thousands)
Assets	Level 1	Level 2	Level 3	June 30, 2013

Fair value of cash equivalents	$69,142	$0	$0	$69,142

Total	$69,142	$0	$0	$69,142

Liabilities
Fair value of common stock warrants	$0	$0	$13,468	$13,468
Total	$0	$0	$13,468	$13,468

Assets	Level 1	Level 2	Level 3	December 31, 2012

Fair value of cash equivalents	$35,069	$0	$0	$35,069

Short-term investments	22,096	0	0	22,096
Total	$57,165	$0	$0	$57,165

Liabilities
Fair value of common stock warrants	$0	$0	$16,405	$16,405
Total	$0	$0	$16,405	$16,405

 See Note 5 for further discussion on the calculation of the fair value of the common stock warrant liability.

Intangible Assets

Intangible assets primarily include the intellectual property and other rights relating to DR Cysteamine (developed as PROCYSBI/RP103), and to an out-license acquired in a 2009 merger.  The intangible assets related to PROCYSBI/RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.  The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.  Intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.

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

Impairment of Goodwill and Long-Lived Assets

 Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or more often when impairment indicators are present.  When an impairment analysis is performed, if deemed necessary, a write-down in valuation is recorded. The Company has one reporting unit. Therefore, the Company’s consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and the Company must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required.

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

Note Payable and Debt Issuance Costs

Note payable consists of the Company's loan agreement with HealthCare Royalty Partners II, L.P. ("HC Royalty"), as lender, under which Raptor agreed to borrow $50.0 million in two $25.0 million tranches.  The Company received the first tranche in December 2012 and the second tranche in May 2013.  The loan bears interest at an annual fixed rate of 10.75% of outstanding principal and includes a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year.  The fixed and royalty interest are recognized as interest expense as incurred.  Debt issuance costs, which were capitalized and included in other long-term assets, are being amortized over the life of the loan using the interest method.

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

 As of June 30, 2013, there were no liabilities recorded related to uncertain tax positions and no accrued interest or penalties related to uncertain tax positions.

The Company files U.S. Federal, California, various other state income and other tax returns and various foreign country income tax returns.  The Company is currently not subject to any income tax examinations.  Due to the Company's net operating losses, generally all tax years remain open.

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

2. INTANGIBLE ASSETS AND GOODWILL

On December 14, 2007, the Company acquired the intellectual property and other rights to develop PROCYSBI/RP103 to treat various clinical indications from the University of California at San Diego (“UCSD”) by way of a merger with Encode Pharmaceuticals, Inc., a privately held development stage company ("Encode"), which held the intellectual property license with UCSD. The fair value of the intangible assets acquired at the time of the acquisition was approximately $2.6 million.  Based upon FDA approval of PROCYSBI, the Company paid and capitalized $750,000 earned by UCSD as a licensing milestone payment which is being amortized through 2027, the life of the licensed patents.

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

Intangible assets originally recorded as a result of a 2009 merger were approximately $1.1 million of which $0.9 million was written off to research and development expense during the year ended August 31, 2012, as discussed below.

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

At August 31, 2012, the Company determined that the capitalized acquired in-process research and development asset carried at $0.9 million, representing the tezampanel and NGX 426 program acquired in a 2009 merger, was fully impaired due to the Company's decision to discontinue development of this product candidate.  During the three and six months ended June 30, 2013, the Company did not identify any impairment losses.

The Company amortized approximately $50,000 and $37,000 of intangible assets to research and development expense during the three months ended June 30, 2013 and May 31, 2012, respectively, and $86,000 and $73,000 during the six months ended June 30, 2013 and May 31, 2012, respectively.

Amortization expense for intangible assets for the periods indicated is expected to be as follows:

Year ending December 31, (In thousands)	Amortization expense
2013	$187
2014	201
2015	201
2016	201
2017	201

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

4. NOTE PAYABLE AND DEBT ISSUANCE COSTS

Note payable consists of the Company's loan agreement with HC Royalty, as lender, under which the Company agreed to borrow $50.0 million in two $25.0 million tranches.  The Company drew down the first tranche in the amount of $25.0 million in December 2012 and received the second tranche on May 21, 2013. With respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.25% of the first $25.0 million of PROCYSBI and future approved product net revenues for such calendar year, 3.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $25.0 million and below $50.0 million, and 1.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly. With respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bears a royalty rate of 6.0% of the first $25.0 million of PROCYSBI and future approved product net revenues for such calendar year, 3.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $25.0 million and below $50.0 million, and 1.0% of the PROCYSBI and future approved product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

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

 The loan and the Company's obligation to make any payments shall terminate immediately when all payments received by HC Royalty aggregate to $97.5 million.  If, by December 20, 2014, net revenues for the immediately preceding four fiscal quarters exceed $100.0 million, then the loan and the Company's obligation to make any payments shall terminate immediately when all payments received by HC Royalty from the Company aggregate to $90.0 million.

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

A Black-Scholes option-pricing model was used to estimate the fair value of the warrant liabilities. These warrants were issued in the December 2009 and August 2010 equity financings using the following assumptions at June 30, 2013 and December 31, 2012:

	December 2009 equity financing Series A		August 2010 private placement investors and placement agent
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Fair value (dollars in millions)	$2.6	$2.6	$10.9	$13.8
Black-Scholes inputs:
Stock price	$9.35	$5.85	$9.35	$5.85
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.27%	0.25%	0.36%	0.31%
Volatility	95%	100%	95%	112%
Expected term (years)	1.5	2.0	2.0	2.5
Dividend	0	0	0	0

The Company recorded a loss of approximately $7.0 million and a gain of approximately $6.9 million for the three months ended June 30, 2013 and May 31, 2012, respectively, and losses of approximately $6.0 million and $0.9 million for the six months ended June 30, 2013 and May 31, 2012, respectively, in its condensed consolidated statements of operations and comprehensive loss from changes in the fair values of warrants.

Below is the activity of the warrant liabilities for the six month periods ended June 30, 2013 and May 31, 2012:

	For the six months ended
(In millions)	June 30, 2013	May 31, 2012
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of the six month periods ended June 30, 2013 and May 31, 2012	$2.6	$6.7
December 2009 warrants exercised	(1.7)	(4.5)
Adjustment to fair value of common stock warrants	1.7	1.0
December 2009 direct offering common stock warrant liability at fair value at June 30, 2013 and May 31, 2012	2.6	3.2

Fair value of August 2010 private placement warrants (including broker warrants) at beginning of the six month periods ended June 30, 2013 and May 31, 2012	13.8	18.7
August 2010 warrants exercised	(7.2)	(2.7)
Adjustment to fair value of common stock warrants	4.3	(0.1)
August 2010 private placement common stock warrant liability at fair value at June 30, 2013 and May 31, 2012	10.9	15.9

Total warrant liability at June 30, 2013 and May 31, 2012, respectively	$13.5	$19.1

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

On July 23, 2013, at the Company's Annual Meeting of Stockholders, the stockholders approved an increase in the share reserve available for issuance by 3,000,000 under the Plan to an aggregate of approximately 11.9 million shares.  (See Note 9 – Subsequent Events.)

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

8.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with suppliers, contract manufacturers, research organizations, clinical organizations, drug labelers and distributors and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company's HD and NAFLD clinical collaborations.  With the exception of the items disclosed below and updates as noted under Note 4 – Notes Payable and Debt Issuance Costs, the Company's contractual obligations did not change materially during the quarter ended June 30, 2013 compared to those disclosed as of December 31, 2012.

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

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to the government by March 31, 2014 and by the 90 th calendar day of each year thereafter.

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

RAPTOR PHARMACEUTICAL CORP.

Date: May 12, 2014	By:	/s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4 (333-136018)	07/25/2006	Annex A
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4/A (333-136018)	08/25/2006	Annex A
2.3†	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among Raptor Pharmaceuticals Corp., TorreyPines Therapeutics, Inc., a Delaware corporation, and ECP Acquisition, Inc., a Delaware corporation	8-K	07/28/2009	2.1
3.1†	Certificate of Incorporation of Registrant	8-K	10/10/2006	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	02/26/2014	3.1
3.3†	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of Registrant's common stock and changing the name of Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc.	8-K	10/10/2006	3.3
3.4†	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of Registrant	8-K	10/10/2006	3.4
3.5†	Certificate of Conversion filed with the Secretary of State of the State of Delaware	8-K	10/10/2006	3.5
3.6†	Certificate of Amendment of Certificate of Incorporation of Registrant	8-K	10/05/2009	3.1
3.7†	Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc.	8-K	10/05/2009	3.2
4.1†	Specimen common stock certificate of the Registrant	8-K	10/05/2009	4.7
4.2(a) †	Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	05/16/2005	99.2
4.2(b) †	Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	06/12/2006	4.1
4.2(c) †	Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	10-K	03/29/2007	4.19
4.2(d) †	Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between Registrant and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company)	8-K	07/28/2009	4.1
4.2(e) †	Amendment to Rights Agreement, dated August 6, 2010, by and between Registrant and American Stock Transfer & Trust Company, LLC	8-K	08/10/2010	4.2
4.3†	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005	10-K	03/29/2007	4.16
4.4†	Form of Warrant issued to Comerica Bank on June 11, 2008	8-K	06/17/2008	4.1

4.5(a)* †	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC	10-QSB/A	04/15/2008	4.1
4.5(b)* †	Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC	10-Q	04/09/2010	4.15
4.6*†	Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp.	8-K/A	05/28/2008	4.2
4.7*†	Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp.	8-K	08/25/2009	4.2
4.8†	Form of Investor Warrants	8-K	12/18/2009	10.1
4.9†	Form of Investor Warrants	8-K	08/10/2010	4.1
4.10†	Placement Agent Warrant	8-K	08/13/2010	4.2
10.1+†	Wholesale Product Purchase Agreement dated April 3, 2013 between Raptor Pharmaceuticals Inc. and Accredo Health Group, Inc.	10-Q	08/09/2013	10.1
10.2+†	Pharmacy Services Agreement dated April 3, 2013 between Raptor Pharmaceuticals Inc. and Accredo Health Group, Inc.	10-Q	08/09/2013	10.2
10.3†	Office Lease dated April 18, 2013 between Raptor Pharmaceuticals Corp. and Hamilton Marin, LLC	10-Q	08/09/2013	10.3
10.4†	First Amendment to Lease dated June 10, 2013 between Raptor Pharmaceuticals Corp. and Hamilton Marin, LLC	10-Q	08/09/2013	10.4
10.5+†	Amendment to Manufacturing Services Agreement dated April 5, 2012 between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	10-Q	08/09/2013	10.5
10.6+†	Second Amendment to Manufacturing Services Agreement dated June 21, 2013 between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	10-Q	08/09/2013	10.6
10.7†	2013 Plan Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	07/25/13	10.1
15.1	Awareness Letter of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer				X
31.2	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer				X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer, and Georgia Erbez, Chief Financial Officer, Secretary and Treasurer				X
101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.
					X

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.5 - 4.7 have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009. Exhibits 4.5(a), 4.6 and 4.7 are incorporated by reference from the indicated filing of Raptor Pharmaceuticals Corp. rather than that of the Registrant.

+    Certain information omitted pursuant to a request for confidential treatment filed with and granted by the SEC.
†   Previously filed.