Form 10-Q/A
period 2013-09-30
Raptor Pharmaceutical Corp
filed 2014-05-12
CIK 1070698

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

The Company is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Commission on November 7, 2013 (the “Form 10-Q”), to include Grant Thornton’s review report with respect to the interim financial statements included in this Form 10-Q/A.

In addition to the changes to the financial statements and notes thereto included in this Form 10-Q/A, which are to conform to the presentation of the 2013 financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (filed with the Commission on March 17, 2014), the Company has amended (i) Part I, Item 2 to delete its previous disclosure relating to an explanatory paragraph regarding the Company’s ability to continue as a going concern because this explanatory paragraph was removed from BPM’s reissued reports for such periods due to changes in the Company’s circumstances and (iii) Part II, Item 6, to make changes to the exhibits.

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

RAPTOR PHARMACEUTICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Raptor Pharmaceutical Corp.

We have reviewed the accompanying condensed consolidated balance sheet of Raptor Pharmaceutical Corp. (a Delaware corporation) and subsidiaries (the “Company”), and the related condensed consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, as of September 30, 2013 and for the three and nine month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the four month period then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 17, 2014. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
San Francisco, California
March 17, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Raptor Pharmaceutical Corp.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except shares and per share data, or unless otherwise specified)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$88,334	$36,313
Restricted cash	500	163
Short-term investments	0	22,096
Accounts receivable, net	5,519	0
Inventories, net	2,218	0
Prepaid expenses and other	2,764	1,610
Total current assets	99,335	60,182
Intangible assets, net	3,272	2,156
Goodwill	3,275	3,275
Fixed assets, net	1,309	416
Deposits	153	26
Other assets	172	109
Debt issuance costs	2,929	1,959
Total assets	$110,445	$68,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,847	$4,599
Accrued liabilities	9,260	2,150
Deferred revenue	3,010	0
Common stock warrant liability	10,339	16,405
Deferred rent	157	6
Capital lease liability – current	18	8
Total current liabilities	24,631	23,168
Note payable	50,000	25,000
Capital lease liability - long-term	45	11
Total liabilities	74,676	48,179

Commitments and contingencies – see Note 8

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	0	0
Common stock, $0.001 par value per share, 150,000,000 shares authorized 61,142,756 and 52,424,649 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	61	52
Additional paid-in capital	229,164	155,945
Accumulated other comprehensive loss	(193)	(115)
Accumulated deficit	(193,263)	(135,938)
Total stockholders' equity	35,769	19,944

Total liabilities and stockholders' equity	$110,445	$68,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Three Months Ended		Nine Months Ended
	September 30, 2013	August 31, 2012	September 30, 2013		August 31, 2012
Net product sales	$6,603	$0		$6,624	$0

Operating expenses:
Cost of sales	442	0		867	0
Research and development	6,791	6,436		21,418	16,427
Selling, general and administrative	8,334	5,830		25,576	12,387

Total operating expenses	15,567	12,266		47,861	28,814

Loss from operations	(8,964)	(12,266)		(41,237)	(28,814)

Interest income	3	78		174	276
Interest expense	(2,287)	(1)		(4,088)	(2)
Foreign currency transaction gain/ (loss)	15	23		(20)	86
Gain (loss) on short-term investments	0	72		(129)	248

Adjustment to fair value of common stock warrants	(6,044)	1,872		(12,025)	995

Net loss	(17,277)	(10,222)		(57,325)	(27,211)
Other comprehensive gain (loss):
Foreign currency translation adjustment	11	(34)		(78)	(43)

Comprehensive loss	$(17,266)	$(10,256)		$(57,403)	$(27,254)

Net loss per share:
Basic and diluted	$(0.29)	$(0.21)	$	(1.01)	$(0.56)

Weighted-average shares outstanding used to compute:
Basic and diluted	59,964	49,766		56,658	48,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2013
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
	Shares	Amount

Balance at December 31, 2012	52,425	$52	$155,945	$(115)	$(135,938)	$19,944
Exercise of common stock warrants	3,401	3	9,806	0	0	9,809
Exercise of common stock options	378	1	1,515	0	0	1,516
Employee stock-based compensation expense	0	0	5,417	0	0	5,417
Consultant stock-based compensation expense	0	0	3	0	0	3
Reclassification of the fair value of warrant liabilities upon exercise	0	0	18,091	0	0	18,091
Issuance of common stock under an at-the-market sales agreement, net of commissions and fundraising costs of $1,572	4,939	5	38,387	0	0	38,392
Foreign currency translation loss	0	0	0	(78)	0	(78)
Net loss	0	0	0	0	(57,325)	(57,325)

Balance at September 30, 2013	61,143	$61	$229,164	$(193)	$(193,263)	$35,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Raptor Pharmaceutical Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share data, or unless otherwise specified)

	For the nine months ended
	September 30, 2013	August 31, 2012
Cash flows from operating activities:
Net loss	$(57,325)	$(27,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Employee stock-based compensation expense	5,417	3,570
Consultant stock-based compensation expense	3	72
Fair value adjustment of common stock warrants	12,025	(995)
Amortization of intangible assets	134	109
Depreciation of fixed assets	152	32
Realized (gain) on sale of fixed assets	(12)	0
(Gain) loss on short-term investments	129	(248)
Amortization of debt issuance costs	289	0
Write-off of intangible assets and other intellectual property	0	900
Changes in assets and liabilities:
Accounts receivable, net	(5,519)	0
Inventories, net	(2,218)	0
Prepaid expenses and other	(1,154)	(2,781)
Intangible assets	(1,250)	0
Deposits	(127)	0
Accounts payable	(2,752)	(664)
Accrued liabilities	7,110	994
Deferred revenue	3,010	0
Deferred rent	151	(7)
Net cash used in operating activities	(41,937)	(26,229)
Cash flows from investing activities:
Purchase of fixed assets	(992)	(351)
Sale of fixed assets	27	0
Change in restricted cash	(337)	(56)
Purchase of short-term investments	(147)	(15,040)
Sale of short-term investments	22,114	30,000
Net cash provided by investing activities	20,665	14,553
Cash flows from financing activities:
Proceeds from the sale of common stock under an ATM sales agreement	38,392	7,324
Proceeds from the exercise of common stock warrants	9,809	3,057
Proceeds from the exercise of common stock options	1,516	325
Note payable	25,000	0
Debt issuance costs	(1,259)	0
Offering costs	(63)	(134)
Payments on capital leases	(24)	(5)
Net cash provided by financing activities	73,371	10,567
Effect of exchange rates on cash and cash equivalents	(78)	(43)

Net increase (decrease) in cash and cash equivalents	52,021	(1,152)
Cash and cash equivalents, beginning of period	36,313	24,732
Cash and cash equivalents, end of period	$88,334	$23,580

Supplemental cash flow information:
Interest paid	$2,314	$3

Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$18,091	$7,106
Acquisition of equipment in exchange for capital lease	$68	$13

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

The Company's first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received approval from the U.S. Food and Drug Administration ("FDA") on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  The European equivalent, PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission ("EC") as an orphan medicinal product for the treatment of proven nephropathic cystinosis for marketing in the European Union ("EU"). PROCYSBI received 7 years and 10 years of market exclusivity as an orphan drug in the U.S. and the EU, respectively.  The Company commenced commercial sales of PROCYSBI in the U.S. in mid-June 2013 and plans to launch PROCYSBI in the EU in the first half of 2014.  Prior to the second quarter of 2013, the Company had been in its development stage.  With FDA approval of PROCYSBI and the commencement of commercial sales in the second quarter of 2013, the Company was no longer considered to be in the development stage.  In the near-term, the Company's ability to generate revenues is entirely dependent upon sales of PROCYSBI in the U.S. and the EU.

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

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the results of operations of Raptor and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnotes have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements as of such date, but does not include all disclosures required by GAAP. This Form 10-Q/A should be read in conjunction with the audited financial statements and accompanying notes in the Company's Transition Report on Form 10-KT/A for the four-month period ended December 31, 2012, as amended.

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

PROCYSBI is currently only available for distribution from the Company's U.S. specialty pharmacy partner, Accredo Health Group, Inc. ("Accredo"), which is currently the Company’s only customer and ships directly to patients.  PROCYSBI is not available in retail pharmacies.  Prior authorization of coverage level by patients' private insurance plans, our patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to patients.  Revenue is recognized once the product has been shipped by the specialty pharmacy to patients because the Company is unable to reasonably estimate the third-party payor mix and resulting rebates based on its lack of sufficient historical data.  Billings to the Company's distributor in advance of product shipment and delivery by the specialty pharmacy to patients are recorded as deferred revenues by the Company until such shipments to patients occur.

The Company records revenue net of expected returns, discounts, distributor fees, rebates, including those paid to U.S. government agencies.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known at the time of shipment to patients, and the government-mandated discounts applicable to government-funded programs.  The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts and chargebacks.  Estimates for chargebacks and prompt-payment discounts are based on contractual terms and the Company's expectations regarding the utilization rates.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis.  Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life.   Prior to the approval of PROCYSBI by the FDA on April 30 2013, the Company recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense.  Subsequent to approval, the Company began capitalizing these costs as commercial inventory.  As of September 30, 2013, net inventories were approximately $2.2 million, which consisted of $1.8 million of raw materials, $0.3 million of work-in-process and $0.5 million of finished goods, offset by a reserve allowance of $0.4 million.  Upon launching PROCYSBI in mid-June 2013, the Company began recognizing cost of sales.  During the second quarter ended June 30, 2013, the Company recorded a $0.4 million reserve as cost of sales expense representing commercial inventory that was capitalized subsequent to FDA approval but written off due to an unanticipated minor change in the finished product presentation.  No write-off occurred in the third quarter.  Cost of sales includes the cost of inventory sold and reserved, manufacturing and supply chain costs, product shipping and handling costs, amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego ("UCSD").

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

Such investments are not insured by the Federal Deposit Insurance Corporation.  The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of September 30, 2013 or December 31, 2012.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized as follows:

(In thousands)
Assets	Level 1	Level 2	Level 3	September 30, 2013

Fair value of cash equivalents	$71,434	$0	$0	$71,434

Total	$71,434	$0	$0	$71,434

Liabilities
Fair value of common stock warrants	$0	$0	$10,339	$10,339
Total	$0	$0	$10,339	$10,339

Assets	Level 1	Level 2	Level 3	December 31, 2012

Fair value of cash equivalents	$35,069	$0	$0	$35,069

Short-term investments	22,096	0	0	22,096
Total	$57,165	$0	$0	$57,165

Liabilities
Fair value of common stock warrants	$0	$0	$16,405	$16,405
Total	$0	$0	$16,405	$16,405

 See Note 5 for further discussion of the calculation of the fair value of the common stock warrant liability.

Intangible Assets

Intangible assets primarily include the intellectual property and other rights relating to DR Cysteamine (developed as PROCYSBI/RP103), and an out-license acquired in a 2009 Merger.  The other intangible assets related to PROCYSBI/RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.  The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.   Intangible assets related to the out-license are amortized using the straight-line method over the estimated useful life of 16 years, which is the life of the intellectual property patents.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of tangible and identified intangible assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or more often when impairment indicators are present. When an impairment analysis is performed, if deemed necessary, a write-down in valuation is recorded.

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

The Company makes judgments about the recoverability of purchased intangible assets with finite lives and other long-lived assets whenever events or changes in circumstances indicate that impairment may exist. Recoverability of purchased intangible assets with finite lives and other long-lived assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Impairment, if any, is measured as the amount by which the carrying value exceeds the fair value of the impaired asset.

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

 The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements.  The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense.

As of September 30, 2013, there were no liabilities recorded related to uncertain tax positions and no accrued interest or penalties related to uncertain tax positions.

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

Amortization expense for intangible assets for the periods indicated is expected to be as follows:

Year ending December 31, (In thousands)	Amortization expense
2013	$194
2014	238
2015	238
2016	238
2017	238

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

A Black-Scholes option-pricing model was used to estimate the fair value of the warrant liabilities. These warrants were issued in the December 2009 and August 2010 equity financings using the following assumptions at September 30, 2013 and December 31, 2012:

	December 2009 equity financing Series A		August 2010 private placement investors and placement agent
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Fair value (dollars in millions)	$0.9	$2.6	$9.4	$13.8
Black-Scholes inputs:
Stock price	$14.92	$5.85	$14.92	$5.85
Exercise price	$2.45	$2.45	$3.075	$3.075
Risk free interest rate	0.21%	0.25%	0.29%	0.31%
Volatility	95%	100%	95%	112%
Expected term (years)	1.25	2.0	1.75	2.5
Dividend	0	0	0	0

The Company recorded a loss of approximately $6.0 million and a gain of approximately $1.9 million for the three months ended September 30, 2013 and August 31, 2012, respectively, and a loss of approximately $12.0 million and a gain of approximately $1.0 million for the nine months ended September 30, 2013 and August 31, 2012, respectively, in its condensed consolidated statements of operations and comprehensive loss from changes in the fair values of warrants.

Below is the activity of the warrant liabilities for the nine months ended September 30, 2013 and August 31, 2012:

	For the nine months ended
(In millions)	September 30, 2013	August 31, 2012
Fair value of December 2009 direct offering warrants (including placement agent warrants) at beginning of the nine-month periods ended September 30, 2013 and August 31, 2012	$2.6	$6.7
December 2009 warrants exercised	(4.2)	(4.5)
Adjustment to fair value of common stock warrants	2.5	0.7
December 2009 direct offering common stock warrant liability at fair value at September 30, 2013 and August 31, 2012	0.9	2.9

Fair value of August 2010 private placement warrants (including broker warrants) at beginning of the nine-month periods ended September 30, 2013 and August 31, 2012	13.8	18.7
August 2010 warrants exercised	(13.9)	(2.7)
Adjustment to fair value of common stock warrants	9.5	(1.6)
August 2010 private placement common stock warrant liability at fair value at September 30, 2013 and August 31, 2012	9.4	14.4

Total warrant liability at September 30, 2013 and August 31, 2012, respectively	$10.3	$17.3

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

8.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with suppliers, contract manufacturers, research organizations, clinical organizations, drug labelers and distributors and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company's HD and NAFLD clinical collaborations.  With the exception of the items disclosed below and updates as noted under Note 4 – Notes Payable and Debt Issuance Costs, the Company's contractual obligations did not change materially during the quarter ended September 30, 2013 compared to those disclosed as of December 31, 2012.

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

Any of our programs could be partnered for further development and/or could be accelerated, slowed or terminated due to scientific results, challenges in obtaining funding or changes in operational plans.  In addition, the timing and costs of development of our programs beyond the next 12 months are highly uncertain and difficult to estimate.  See risks and other factors described under the section captioned "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q/A.

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

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02,  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income .  This amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification.  An entity would not need to show the statement of operations line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost.  For public companies, this amendment is effective for annual periods beginning after December 15, 2012, and for interim periods within those annual periods.  Adoption of ASU No. 2013-02 did not impact our financial position or results of operations for the quarter and nine months ended September 30, 2013 and is not anticipated to have a significant effect on our financial reporting.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends Accounting Standards Codification ("ASC") 740, " Income Taxes, " to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits.  The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.  We do not expect the adoption to have a material impact on our financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q/A, there was no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk.  Before investing in our common stock, you should consider carefully the specific risks detailed in this "Risk Factors" section, together with all of the other information contained in this Quarterly Report on Form 10-Q/A.  If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose part or all of your investment.

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

Although we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency and privacy and security laws and regulations apply to us and our arrangements with healthcare providers, customers and other entities, including our marketing practices, educational programs and pricing policies.  The laws that may affect our ability to operate as a commercial organization include:

•	the federal healthcare programs' Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other "transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other "transfers of value" to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and will be required to report such data to the government by March 31, 2014 and by the 90 th calendar day of each year thereafter; and

•	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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
Georgia Erbez
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated as of June 7, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4 (333-136018)	07/25/2006	Annex A
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of August 25, 2006, by and among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4/A (333-136018)	08/25/2006	Annex A
2.3†	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, by and among Raptor Pharmaceuticals Corp., TorreyPines Therapeutics, Inc., a Delaware corporation, and ECP Acquisition, Inc., a Delaware corporation	8-K	07/28/2009	2.3
3.1†	Certificate of Incorporation of Registrant	8-K	10/10/2006	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	02/26/2014	3.1
3.3†	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of Registrant's common stock and changing the name of Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc.	8-K	10/10/2006	3.3
3.4†	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of Registrant	8-K	10/10/2006	3.4
3.5†	Certificate of Conversion filed with the Secretary of State of the State of Delaware	8-K	10/10/2006	3.5
3.6†	Certificate of Amendment of Certificate of Incorporation of Registrant	8-K	10/05/2009	3.1
3.7†	Certificate of Merger between Raptor Pharmaceuticals Corp., ECP Acquisition, Inc. and TorreyPines Therapeutics, Inc.	8-K	10/05/2009	3.2
4.1†	Specimen common stock certificate of the Registrant	8-K	10/05/2009	4.7
4.2(a) †	Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	05/16/2005	99.2
4.2(b) †	Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	06/12/2006	4.1
4.2(c) †	Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	10-K	03/29/2007	4.19
4.2(d) †	Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between Registrant and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company)	8-K	07/28/2009	4.1
4.2(e) †	Amendment to Rights Agreement, dated August 6, 2010, by and between Registrant and American Stock Transfer & Trust Company, LLC	8-K	08/10/2010	4.2
4.3†	Form of Warrant issued to Oxford Financial and Silicon Valley Bank on September 27, 2005	10-K	03/29/2007	4.16
4.4†	Form of Warrant issued to Comerica Bank on June 11, 2008	8-K	06/17/2008	4.1

4.5(a)* †	Warrant to purchase common stock dated December 14, 2007 issued to Flower Ventures, LLC	10-QSB/A	04/15/2008	4.1
4.5(b)* †	Warrant Agreement Amendment, dated December 17, 2009, between the Registrant and Flower Ventures, LLC	10-Q	04/09/2010	4.15
4.6*†	Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp.	8-K/A	05/28/2008	4.2
4.7*†	Form of Placement Agent Warrant to purchase common stock of Raptor Pharmaceuticals Corp.	8-K	08/25/2009	4.2
4.8*†	Form of Investor Warrants	8-K	12/18/2009	10.1
4.9*†	Form of Investor Warrants	8-K	08/10/2010	4.1
4.10*†	Placement Agent Warrant	8-K	08/13/2010	4.2
10.1†	2013 Plan Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	07/25/13	10.1
15.1	Awareness Letter of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer				X
31.2	Certification of Georgia Erbez, Chief Financial Officer, Secretary and Treasurer				X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer, and Georgia Erbez, Chief Financial Officer, Secretary and Treasurer				X
101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.
					X

*	The Raptor Pharmaceuticals Corp. warrants denoted by an asterisk have been converted into warrants of the Registrant and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009. Exhibits 4.5(a), 4.6 and 4.7 are incorporated by reference from the indicated filing of Raptor Pharmaceuticals Corp. rather than that of the Registrant.

†	Previously filed.