Form 10-Q
period 2014-09-30
Raptor Pharmaceutical Corp
filed 2014-11-06
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 4, 2014, there were 63,563,728 shares of the registrant's common stock outstanding.

RAPTOR PHARMACEUTICAL CORP.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$114,678	$83,052
Restricted cash	894	500
Accounts receivable	10,479	6,181
Inventories	12,747	3,000
Prepaid expenses and other	4,464	3,566
Total current assets	143,262	96,299
Noncurrent assets:
Fixed assets, net	5,602	1,810
Goodwill	3,275	3,275
Intangible assets, net	3,034	3,213
Other assets	6,196	4,129
Total Assets	$161,369	$108,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,376	$5,264
Accrued liabilities	19,560	13,128
Common stock warrant liability	654	7,066
Deferred revenue	-	4,698
Note payable, current portion	6,000	-
Total current liabilities	29,590	30,156
Noncurrent liabilities:
Note payable, net of current portion	54,000	50,000
Convertible debt	60,000	-
Total liabilities	143,590	80,156

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 63,268,534 and 61,614,576 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	63	62
Additional paid-in capital	256,810	234,286
Accumulated other comprehensive loss	(122)	(423)
Accumulated deficit	(238,972)	(205,355)
Total stockholders' equity	17,779	28,570
Total Liabilities and Stockholders' Equity	$161,369	$108,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$23,764	$6,603	$52,211	$6,624
Cost of sales	3,917	442	6,226	867
Gross profit	19,847	6,161	45,985	5,757

Operating expenses:
Research and development	9,001	6,791	29,625	21,418
Selling, general and administrative	15,077	8,334	40,468	25,576
Total operating expenses	24,078	15,125	70,093	46,994

Loss from operations	$(4,231)	$(8,964)	$(24,108)	$(41,237)

Interest income	14	3	54	174
Interest expense	(4,380)	(2,287)	(10,856)	(4,088)
Foreign currency transaction gain (loss)	5	15	42	(20)
Loss on short-term investments	-	-	-	(129)
Adjustment to fair value of common stock warrants	206	(6,044)	(1,091)	(12,025)
Other income	2,346	-	2,346	-
Net loss before provision for income taxes	(6,040)	(17,277)	(33,613)	(57,325)
Benefit from (provision for) income taxes	9	-	(4)	-

Net Loss	$(6,031)	$(17,277)	$(33,617)	$(57,325)

Net loss per share:
Basic and diluted	$(0.10)	$(0.29)	$(0.54)	$(1.01)

Weighted-average shares outstanding:
Basic and diluted	62,896,379	59,964,308	62,562,865	56,657,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(6,031)	$(17,277)	$(33,617)	$(57,325)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	103	11	301	(78)

Comprehensive Loss	$(5,928)	$(17,266)	$(33,316)	$(57,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(33,617)	$(57,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,224	5,420
Fair value adjustment of common stock warrants	1,091	12,025
Amortization of intangible assets	179	134
Depreciation of fixed assets	411	152
Realized gain on sale of fixed assets	-	(12)
Loss on short-term investments	-	129
Amortization of debt issuance cost	966	289
Changes in assets and liabilities:
Accounts receivable	(4,298)	(5,519)
Inventories	(9,747)	(2,218)
Prepaid expenses and other assets	(264)	(1,281)
Accounts payable	(1,888)	(2,752)
Accrued liabilities	6,443	7,237
Deferred revenue	(4,650)	3,010
Net cash used in operating activities	(36,150)	(40,711)

Cash flows from investing activities:
Net purchase of fixed assets	(4,262)	(965)
Purchase of short-term investments	-	(147)
Sale of short-term investments	-	22,114
Intangible assets	-	(1,250)
Change in restricted cash	(394)	(337)
Net cash (used in) provided by investing activities	(4,656)	19,415

Cash flows from financing activities:
Proceeds from sale of common stock under ATM agreement	-	38,392
Proceeds from the exercise of common stock warrants	1,826	9,809
Proceeds from the exercise of common stock options	4,023	1,516
Proceeds from issuance of debt	70,000	25,000
Debt issuance costs	(3,521)	(1,259)
Offering costs	(147)	(63)
Net cash provided by financing activities	72,181	73,395
Effect of exchange rates on cash and cash equivalents	251	(78)
Net increase in cash and cash equivalents	31,626	52,021
Cash and cash equivalents, beginning of period	83,052	36,313
Cash and Cash Equivalents, End of Period	$114,678	$88,334

Supplemental cash flow information:
Interest paid	$9,356	$2,314
Income taxes paid	$250	$-
Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$7,503	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the financial position and results of operations of Raptor Pharmaceutical Corp. (the "Company" or "Raptor") and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented.  The condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements as of such date but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Raptor is a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases.  The Company's first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received marketing approval from the U.S. Food and Drug Administration ("FDA") on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older.  In Europe, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission ("EC") as an orphan medicinal product for the management of proven nephropathic cystinosis for marketing in the European Union ("EU").  PROCYSBI received seven years and 10 years of market exclusivity as an orphan drug in the U.S. and the EU, respectively.  The Company commenced commercial sales of PROCYSBI in the U.S. in mid-June 2013, in Germany in April 2014, and in Austria in August 2014.  For at least the near term, the Company's ability to generate revenues is entirely dependent upon sales of PROCYSBI in the U.S. for the management of nephropathic cystinosis in adults and children six years and older and in the EU for the management of proven nephropathic cystinosis.

Raptor's pipeline includes its proprietary delayed-release form of cysteamine, or RP103 and its proprietary oral 4-methylpyrazole, or Convivia™.  Raptor currently has product candidates in clinical development designed to potentially treat Huntington's disease ("HD"), non-alcoholic steatohepatitis ("NASH"), Leigh syndrome and other mitochondrial disorders and aldehyde dehydrogenase deficiency ("ALDH2").  Raptor's preclinical programs are based upon bioengineered novel drug candidates that are designed to target cancer and other diseases.

The Company is subject to a number of risks, including: the level of commercial sales of PROCYSBI in the U.S. Germany, and Austria; the ability to successfully launch PROCYSBI in other international markets; uncertainty whether the Company's research and development efforts will result in expanded labeling for PROCYSBI and commercialization for RP103 in various indications or additional commercial products; competition from other organizations; reliance on licensing the proprietary technology of others; dependence on key personnel; uncertain patent protection; and the need to raise capital through equity and/or debt financings.  Funding may not be available when needed if at all or on terms acceptable to the Company.  If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

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
September 30, 2014
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalents, which consist principally of money market funds with high credit quality financial institutions.  Such amounts exceed Federal Deposit Insurance Corporation insurance limits.  Restricted cash represents compensating balances required by the Company's U.S. and European banks as collateral for credit cards and for access to a value-added tax deferral program.  As of September 30, 2014, the Company had $114.7 million in cash and cash equivalents, of which $4.1 million was held by its foreign subsidiaries.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

PROCYSBI is currently available for U.S. distribution from the Company's U.S. specialty pharmacy partner, the Accredo Health Group, Inc. ("Accredo") which is currently the Company's only U.S. customer and ships directly to patients.  The Company's distributor in the EU is the Almac Group, Ltd.  PROCYSBI is not available in U.S. retail pharmacies.  Prior authorization of coverage by patients' commercial insurance plans, Raptor's patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients.  Prior to the third quarter of 2014, revenue was recognized in the U.S. once the product had been shipped by the specialty pharmacy to patients because the Company had not yet been able to reasonably estimate the third-party payor mix and resulting rebates based on its lack of sufficient historical data.  Beginning July 2014, the Company was able to reasonably estimate and determine sales allowances; therefore the Company began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy, which resulted in the one-time non-recurring recognition of an additional $4.4 million in net revenues. Revenue is currently recognized in the EU once confirmed orders from the German pharmacies have been placed and invoiced for payment by the distributor.

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

The Company capitalizes inventory produced in preparation for product launches when positive results have been obtained for the clinical trials that the Company believes are necessary to support regulatory approval and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs or when the inventory is identical in nature to existing commercial inventory and thus has an "alternative future use". For these inventories, the Company also considers the expected approval date in assessing realizability. To the extent that inventory is expected to expire prior to being sold, the Company will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.

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
September 30, 2014
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

Note Payable

Note payable consists of a loan agreement with HealthCare Royalty Partners II, L.P. ("HC Royalty"), as lender, which was amended effective July 1, 2014. The amendment qualified as a modification of debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, as we determined it did not result in substantially different terms. The amended loan requires quarterly interest payments at an annual fixed interest rate of 8.0% of outstanding principal and includes a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year. Prior to July 1, 2014, the original loan bore interest at an annual fixed rate of 10.75% of outstanding principal and included a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year.

Note payable is carried at its unpaid principal balance. The fixed and royalty interest under both agreements were recognized as interest expense as incurred.

Convertible Notes

Convertible notes include unsecured convertible senior notes and are carried at their unpaid principal balance. Interest on the notes is payable quarterly and the notes mature on August 1, 2019. If converted by a holder, upon conversion, the holder of the notes would receive shares of the Company’s common stock.

Debt Issuance Costs

Debt issuance costs are expenses associated with the issuance of the loan agreements with HC Royalty and the convertible notes. Debt issuance costs which were capitalized are being amortized over the life of the respective debt to interest expense using the interest method. Debt issuance costs are a component of other assets on the Company's condensed consolidated balance sheets.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

	Nine Months Ended September 30,
	2014	2013
Warrants to purchase common stock	334,764	1,145,170
Options to purchase common stock	9,287,302	8,229,927
Convertible debt	3,428,571	-
Total Potentially Dilutive Securities	13,050,637	9,375,097

Comprehensive Loss

The components of comprehensive loss include net loss and foreign currency translation adjustments.

Stock-Based Compensation

Stock Option Plan

Compensation costs related to the Company's stock option plan are measured at the grant date based on the fair value of the equity instruments awarded and are recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period.  The compensation expense for stock-based compensation awards is reduced by an estimate for forfeitures.

The Company recognizes expense associated with stock options issued to third parties, including consultants, based upon the fair value of such awards on the date the options vest.

Employee Stock Purchase Plan

In July 2014, the Company’s shareholders approved the Raptor Pharmaceutical Corp. 2013 Employee Stock Purchase Plan (“ESPP”). Up to 1,000,000 shares may be issued pursuant to the ESPP. The purpose of the ESPP is to give the Company’s employees an opportunity to acquire an equity interest in the Company through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the offering period or the last day of the offering period.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements.  The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense.  As of September 30 2014, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, the Company will: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

•                     Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

•                     Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized as follows:

(In thousands)
September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$109,610	$-	$-	$109,610
Total	$109,610	$-	$-	$109,610

Liabilities
Common stock warrants	$-	$-	$654	$654
Total	$-	$-	$654	$654

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$70,627	$-	$-	$70,627
Total	$70,627	$-	$-	$70,627

Liabilities
Common stock warrants	$-	$-	$7,066	$7,066
Total	$-	$-	$7,066	$7,066

(1)  Cash equivalents represent the fair value of the Company's investments in money market funds at September 30, 2014 and December 31, 2013.

Certain of the Company's common stock warrants are classified as liabilities and are therefore re-measured using the Black-Scholes option valuation model at the end of each reporting period with the change in value reported in the Company's condensed consolidated statements of operations.

The following table presents a reconciliation of the Company's recurring fair value measurements categorized within Level 3 of the fair value hierarchy (liability-classified common stock warrants):

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Common Stock Warrants

(In thousands)	Nine Months Ended September 30, 2014
Fair value as of December 31, 2013	$7,066
Change in fair value recognized in earnings	1,091
Exercises	(7,503)
Fair Value as of September 30, 2014	$654

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

3.  INTANGIBLE ASSETS AND GOODWILL

On December 14, 2007, the Company acquired the intellectual property and other rights to develop RP103 to treat various clinical indications from UCSD through a merger with Encode Pharmaceuticals, Inc., a privately held development stage company ("Encode"), which held the intellectual property license with UCSD.  The fair value of the intangible assets at the time of acquisition was approximately $2.6 million.

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

A summary of intangibles acquired is as follows:

(In thousands)	Useful Life (Years)	September 30, 2014	December 31, 2013
Intangible asset (IP license for RP103) related to the Encode merger	20.0	$2,620	$2,620
Intangible assets (UCSD license - FDA and EC approval milestones)	20.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		4,110	4,110
Less accumulated amortization		(1,076)	(897)
Intangible Assets, Net		$3,034	$3,213

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

During the nine months ended September 30, 2014 and year ended December 31, 2013, there was no intangible asset impairment recognized.  During the three and nine months ended September 30, 2014, the Company amortized approximately $37 thousand and $110 thousand, respectively, of intangible assets to research and development expense. During the three and nine months ended September 30, 2013, the Company amortized approximately $47 thousand and $134 thousand, respectively, of intangible assets to research and development expense.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Amortization expense for intangible assets for each of the next five years is expected to be as follows:

(In thousands)	Amortization Expense
2014 (remaining 3 months)	$60
2015	238
2016	238
2017	238
2018	238

The Company tested the carrying value of goodwill for impairment as of December 31, 2013 and determined that there was no impairment.

4.  INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods related to the manufacture of PROCYSBI, and early access program inventory.  Raw materials include the Company's active pharmaceutical ingredient ("API"), cysteamine bitartrate.  Work-in-process includes third party manufacturing and associated labor costs relating to the Company's personnel directly involved in the production process.  Also included in inventories are raw materials that may be used for clinical trials, which are charged to research and development (“R&D”) expense when consumed.

Inventories are summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013
Raw materials	$8,540	$2,469
Work-in-process	444	-
Early access program	1,801	-
Finished goods	1,962	531
Total Inventories	$12,747	$3,000

Early access is government regulation that makes certain promising drugs available to patients that have serious or life-threatening diseases for which there is no commercially approved therapy. Early access therapies are regulated by the FDA in the U.S. and named patient programs abroad. Early access programs are regulatory approved for patients on a case-by-case basis, or for groups that do not qualify for clinical trial participation or that do not have other treatment options.

5.  FIXED ASSETS

Fixed assets consisted of:

(In thousands)	September 30, 2014	December 31, 2013	Estimated useful lives
Laboratory equipment	$1,484	$1,132	5 years
Assets under construction	2,388	102	-
Office furniture	1,835	605	7 years
Computer hardware and software	780	646	3 years
Leasehold improvements	260	-	Lease term
Total at cost	6,747	2,485
Less: accumulated depreciation	(1,145)	(675)
Total Fixed Assets, Net	$5,602	$1,810

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Depreciation expense for the nine months ended September 30, 2014 and 2013 was approximately $411 thousand and $152 thousand, respectively.

6.  NOTE PAYABLE

On December 20, 2012, the Company entered into a loan agreement with HC Royalty, as lender, under which it agreed to borrow $50.0 million in two $25.0 million tranches.  The Company received $23.4 million in net proceeds from the first tranche of the loan at closing in December 2012 and an additional $23.7 million in net proceeds in May 2013 from the second tranche upon FDA approval of PROCYSBI.

In July 2014, the Company entered into an amended and restated loan agreement with HC Royalty which revises the terms of the 2012 loan agreement between the Company and HC Royalty and also provided for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50 million of revenue and 2.0% on revenue in excess of $50 million. The first principal payment of $3 million is due in June 2015. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and the Company's obligation to make payments thereunder shall terminate immediately when all payments received by HC Royalty equal $120.0 million.

Prior to July 1, 2014, with respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bore a royalty rate of 6.25% of the first $25.0 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.  Prior to July 1, 2014, with respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bore a royalty rate of 6.0% of the first $25.0 million of net product revenues for such calendar year, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

The Company's amended and restated loan agreement with HC Royalty includes affirmative and negative covenants, including the use of commercially reasonable efforts to exploit RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  To secure the performance of the Company's obligations under the loan, the Company granted a security interest to HC Royalty in substantially all of its assets, the assets of its domestic subsidiaries and a pledge of stock of certain of its domestic subsidiaries.  The Company's failure to comply with the terms of the loan and related documents, the occurrence of a change of control of the Company or the occurrence of an uncured material adverse effect on the Company or the occurrence of certain other specified events, will result in an event of default under the loan that, if not cured or waived, could result in the acceleration of the payment of all of its indebtedness, as well as prepayment penalties, to HC Royalty and interest thereon.  Under the terms of the security agreement, in an event of default, the lender can potentially take possession of, foreclose on, sell, assign or grant a license to use, the Company's pledged collateral and assign and transfer the pledged stock of certain of its subsidiaries.

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI.  Interest expense on the loan, excluding amortization of debt issuance costs, for the three months ended September 30, 2014 and 2013 was $2.8 million and $2.1 million, respectively. Interest expense on the loan, excluding amortization of debt issuance costs, for the nine months ended September 30, 2014 and 2013 was $9.0 million and $3.8 million, respectively.

Unamortized debt issuance costs on the loan agreement totaled $2.4 million and $2.8 million as of September 30, 2014 and December 31, 2013, respectively.  Amortization expense for the nine months ended September 30, 2014 and 2013 was $0.9 million and $0.3 million, respectively.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

7.  CONVERTIBLE NOTES

In July 2014, the Company sold $60 million aggregate principal amount of 8.0% convertible senior notes due 2019. These convertible notes require quarterly interest payments at a fixed coupon rate equal to 8.0% until maturity or conversion, which will be no later than August 1, 2019. The convertible senior notes are convertible at the option of the holder at a conversion rate of 57.14 common shares per $1,000 principal amount of convertible senior notes at issuance (equivalent to a conversion price of $17.50 per common share), subject to adjustment upon certain events and circumstances. Upon conversion of these convertible senior notes by a holder, the holder will receive shares of the Company’s common stock.

In addition, the Company may elect to exercise the optional redemption, as defined in the note purchase agreement, in which case the convertible senior notes will convert into shares of common stock if the price of the common stock is at or above 175% of the applicable conversion price over a 30 consecutive trading day period. Upon the occurrence of a “change of control”, as defined in the note purchase agreement, the holders may require the Company to repurchase all or a portion of the notes for cash at 100% of the principal amount of the notes being purchased, plus a repayment premium and any accrued and unpaid interest. The notes constitute a general, senior unsubordinated and unsecured obligation of the Company and are guaranteed by certain subsidiaries of the Company. Additionally, the note purchase agreement governing the convertible senior notes restricts our ability to incur certain types of indebtedness in certain circumstances and also provides the holders with registration rights for the shares issued upon conversion of their convertible senior notes subject to certain conditions.

Interest expense on the convertible notes, excluding amortization of debt issuance costs, was $0.9 million for the three months ended September 30, 2014. Unamortized debt issuance costs on these convertible notes totaled $2.9 million at September 30, 2014.  Amortization expense for the three months ended September 30, 2014 was $0.1 million.

8.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

(In thousands)	September 30, 2014	December 31, 2013
Personnel-related costs	$4,770	$4,443
Rebates and other sales deductions	4,273	2,325
Manufacturing costs	2,611	294
Royalty-based interest payable	2,164	1,255
Clinical trials and research and development costs	2,153	1,661
License royalty payable	925	564
Other	2,664	2,586
Total Accrued Liabilities	$19,560	$13,128

9.  CAPITAL STRUCTURE

Preferred Stock

At September 30, 2014, the Company was authorized to issue 15,000,000 shares of $0.001 par value per share of preferred stock.  There were no shares issued and outstanding.

Common Stock

At September 30, 2014, the Company was authorized to issue 150,000,000 shares of $0.001 par value per share of common stock.  Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.  As of September 30, 2014 and December 31, 2013, there were 63,268,534 and 61,614,576 shares, respectively, of the Company's common stock issued and outstanding.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Stockholder Rights Plan

The Company’s stockholder rights plan entitles the holder of each outstanding share of common stock of the Company to one stock purchase right (a “Right”). Each Right entitles the registered holder to purchase from the Company one thousandth of a share of the Company’s Series A Participating Preferred Stock (the “Preferred Shares”) at a price of $15 per one one-thousandth of a Preferred Share (the “Purchase Price”), once the Rights become exercisable.  The Rights will not be exercisable until the earlier of either (a) 10 days after the public announcement that a person, together with all affiliates or associates of such person, has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock, or (b) 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group of affiliated or associated persons begins a tender or exchange offer which, if completed, would result in that person or group of affiliated or associated persons becoming an Acquiring Person. Each one one-thousandth of a share preferred stock, if issued, will have the same voting power as one one-hundred thirty-sixth (1/136th) of a share of common stock and will entitle holders to a per share payment equal to the payment made on one one-hundred thirty-sixth (1/136th) of a share of common stock, so that one full share of preferred stock would be entitled to receive a payment one one-hundred thirty-sixth (1/136th) of 1,000 times the per share payment to a share of common stock, provided that shares of the Company’s common stock are exchanged via merger, consolidation or a similar transaction. The Rights will expire on May 13, 2015 or on an earlier date if the Company redeems or exchanges the Rights.

Common Stock Issuance under At-The-Market ("ATM") Agreement

On April 30, 2012, the Company entered into an "At-the-Market" ("ATM") Sales Agreement, with Cowen and Company, LLC ("Cowen"), under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM offerings on the NASDAQ Stock Market.  On July 3, 2013, the Company and Cowen amended and restated the Sales Agreement (the "Amended and Restated Sales Agreement") to increase the aggregate gross sales proceeds that may be raised to $100 million.  Cowen is the sole sales agent for any sales made under the ATM for a 3.0% commission on gross proceeds.  The common stock is sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices will vary.  During the nine months ended September 30, 2014, there were no shares sold under the ATM.  As of September 30, 2014, the Company had used approximately $53.8 million under the ATM.

Common Stock Warrants

During the nine months ended September 30, 2014, the Company received approximately $1.8 million from the exercise of warrants in exchange for the issuance of 611,606 shares of the Company's common stock.

The number of common stock warrants outstanding as of September 30, 2014 were as follows:

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

A Black-Scholes option-pricing model was used to obtain the fair value of the warrant liabilities using the following assumptions at September 30, 2014 and December 31, 2013:

	December 2009 Equity Financing Series A		August 2010 Private Placement Investors and Placement Agent
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Fair value (in thousands)	$-	$133	$654	$6,933
Black-Scholes inputs:
Stock price	$9.59	$13.02	$9.59	$13.02
Exercise price	$2.45	$2.45	$3.08	$3.08
Risk free interest rate	0.01%	0.13%	0.08%	0.33%
Volatility	95.00%	95.00%	95.00%	95.00%
Expected term (years)	0.25	1.00	0.75	1.75
Dividend	-	-	-	-

10.  STOCK-BASED COMPENSATION

2010 Stock Incentive Plan

The Company's 2010 Stock Incentive Plan, as amended, provides for stock options, restricted shares or restricted share units to be granted to its employees, independent contractors, consultants or directors.  During the three and nine months ended September 30, 2014, the Company received approximately $2.4 million and $4.0 million, respectively, from the exercise of stock options. At September 30, 2014, there were 1,746,862 shares remaining available for issuance.

The Company recorded employee stock-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cost of goods sold	$56	$-	$143	$-
Research and development	427	381	1,725	1,123
General and administrative	3,092	1,442	7,356	4,297
Total Stock-Based Compensation Expense	$3,575	$1,823	$9,224	$5,420

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Option Shares	Weighted- average Exercise Price	Option Shares	Weighted- average Exercise Price
Beginning balance	9,952,407	$7.72	8,217,674	$6.05
Granted	539,386	8.73	2,923,104	12.35
Exercised	(578,147)	4.17	(1,042,352)	3.86
Canceled	(626,344)	9.69	(811,124)	10.83
Outstanding at September 30, 2014	9,287,302	7.86	9,287,302	7.86

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Employee Stock Purchase Plan

The ESPP allows a maximum of 1,000,000 shares of common stock to be purchased in aggregate for all employees. The first purchase of stock will occur in the fourth quarter of 2014 and there was a negligible amount of uninvested employee contributions in the ESPP at September 30, 2014.

11.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company's HD and NASH clinical collaborations. The Company's contractual obligations did not change significantly during the nine months ended September 30, 2014 compared to those disclosed as of December 31, 2013.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2014, and the notes to such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  All references to the “Company," "we," "our" and "us" include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc., Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

This Quarterly Report on Form 10-Q, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, these statements can be identified by the use of terminology such as "believes," "expects," "anticipates," "plans," "may," "might," "will," "could," "should," "would," "projects," "predicts," "intends," "continues," "estimates," "potential," "opportunity" or the negative of these terms or other comparable terminology.  All such statements, other than statements of historical facts, including our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the SEC in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made.  We cannot give you any assurance that such forward-looking statements will prove to be accurate and such forward-looking events may not occur.  Our business's actual operations, performance, development and results might differ materially from any forward-looking statement due to known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events or for any other reason.

Plan of Operation and Overview

We are a biopharmaceutical company focused on developing and commercializing life-altering therapeutics that treat debilitating and often fatal diseases.  On April 30, 2013, our first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules, or PROCYSBI, received marketing approval from the U.S. Food and Drug Administration, or FDA, for the management of nephropathic cystinosis in adults and children six years and older.  On September 6, 2013, our European equivalent, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a Community or EU marketing authorization from the European Commission, or EC, as an orphan medicinal product for the management of proven nephropathic cystinosis.  The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein, and Iceland (which are not EU Member States but are part of the European Free Trade Association, or EFTA).  PROCYSBI received 7 years and 10 years of market exclusivity as an orphan drug in the U.S. and the EU, respectively.  We commenced commercial sales of PROCYSBI in the U.S. in mid-June 2013, in Germany in April 2014, and in Austria in August 2014.  With FDA approval of PROCYSBI and the commencement of commercial sales, we are no longer considered to be in the development stage.

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

Future Activities

Over the next fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the U.S. and Europe; launching PROCYSBI in other countries in the EU; filing a New Drug Submission, or NDS, for cysteamine bitartrate delayed-release capsules with Health Canada in the first half of 2015; conducting a clinical trial to evaluate PROCYSBI in cystinosis patients that are cysteamine-naïve, as well as other supporting trials in underdeveloped markets; developing select global markets with significant numbers of known cystinosis patients; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; supporting our regulatory pathways and/or clinical trials of RP103 for the potential treatment of HD, NASH, Leigh syndrome and mitochondrial disorders; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; and identifying promising in-licensing candidates.

We plan to seek additional business development partners in Asia for our Convivia product candidate.  We may also develop new preclinical, clinical and or commercial opportunities, including proprietary molecules discovered in-house and in-licensed and acquired technologies.

Results of Operations – Three and Nine Months Ended September 30, 2014 and 2013

Revenue

The first U.S. sales of PROCYSBI commenced in June 2013. The launch of PROCYSBI commenced in Germany in April 2014 and in Austria in August 2014. For the three and nine months ended September 30, 2014, we recognized $23.8 million and $52.2 million, respectively, in PROCYSBI net product sales. For the nine months ended September 30, 2013, we recognized $6.6 million in PROCYSBI net product sales in the U.S.

Prior to the third quarter of 2014, revenue from the sale of PROCYSBI was recognized based on the amount of product sold through to the patients. Beginning July 2014, the Company was able to reasonably estimate and determine sales allowances; therefore the Company began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy, which resulted in the one-time non-recurring recognition of an additional $4.4 million in net revenues.

Cost of Sales

Prior to FDA approval of PROCYSBI, our commercial manufacturing costs had been recorded as research and development expenses.  As a result, our cost of sales for the next several quarters will reflect a lower average per unit cost of goods than will be recorded in the future.  Cost of sales for the three and nine months ended September 30, 2014 were $3.9 million and $6.2 million, respectively. Cost of sales primarily includes: raw materials and manufacturing costs for our commercial product PROCYSBI, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales, other indirect costs such as distribution, labeling, shipping and supplies, and provision for inventory expiration.  We began capitalizing commercial inventory costs upon FDA approval of PROCYSBI on April 30, 2013. Cost of sales for the three and nine months ended September 30, 2013 were $0.4 million and $0.9 million, respectively, as PROCYSBI became commercially available in the U.S. in June 2013. Cost of sales for the three months ended September 30, 2014 was $2.9 million higher than cost of sales for the three months ended June 30, 2014 primarily due to the provision for inventory expiration, royalties, and allocated manufacturing costs.

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

Research and development expenses increased approximately 33% to $9.0 million for the three months ended September 30, 2014 from $6.8 million during the three months ended September 30, 2013.  The $2.2 million increase was primarily due to increased staffing and personnel-related expenses for medical affairs, regulatory and pharmacovigilance activities and to support projects and programs, offset by a decrease in the quality assurance costs that were allocated to research and development. Research and development expenses increased approximately 38% to $29.6 million for the nine months ended September 30, 2014 from $21.4 million during the nine months ended September 30, 2013.   The increases were primarily due to an increase in staffing and associated salaries and benefits for medical, clinical, quality and regulatory personnel, as well as increased spending for preclinical studies, clinical trials and non-commercial drug manufacturing expenses, offset by a decrease in the amount of quality assurance costs that were allocated to research and development.  The following table shows major program expenses recorded as research and development expenses.

Detail of Research and Development Expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
RP103:
Cystinosis (pre-commercial and extension)	$3,197	$3,957	$10,113	$11,315
HD (clinical)	431	(88)	1,270	285
NASH (clinical)	443	411	1,335	1,370
Preclinical programs	371	271	1,617	625
Other programs	296	152	1,554	652
R&D personnel and other costs not allocated to programs	4,263	2,088	13,736	7,171
Total Research and Development Expenses	$9,001	$6,791	$29,625	$21,418

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

Selling, general and administrative expenses increased approximately 81% to $15.1 million for the three months ended September 30, 2014 from $8.3 million in the three months ended September 30, 2013. The $6.7 million increase was primarily due to $3.9 million for increased staffing and personnel-related expenses to support commercial operations of PROCYSBI in the U.S., and for the launch of PROCYSBI in Germany and Austria, and $2.8 million of increased spending for external services to support commercial operations.

Selling, general and administrative expenses increased approximately 58% to $40.5 million for the nine months ended September 30, 2014 from $25.6 million in the nine months ended September 30, 2013.  The $14.9 million increase was primarily due to $10.0 million for increased staffing and personnel-related expenses to support commercial operations for PROCYSBI in the U.S., for the establishment of our EU commercial headquarters and build out of our German commercial team in anticipation of the recent launch of PROCYSBI in the EU and $4.9 million of increased spending for external services to support commercial operations.

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 was $4.4 million and $2.3 million, respectively.  Interest expense for the nine months ended September 30, 2014 and 2013 was $10.9 million and $4.1 million, respectively.  The increase in interest expense was due primarily to the $50.0 million loan agreement that we entered into with HealthCare Royalty Partners II, L.P., or HC Royalty, in December 2012, which was amended in July 2014 to provide for an additional $10 million in term loan funding. Interest expense for the nine months ended September 30, 2014 also includes an interest expense royalty fee based on net sales for the period. Also attributing to the increase was the issuance of $60 million of convertible notes in July 2014.

Adjustment to the Fair Value of Common Stock Warrants

The adjustment to the fair value of common stock warrants was a loss of $1.1 million for the nine months ended September 30, 2014 compared to a loss of $12.0 million for the nine months ended September 30, 2013.  The loss for the nine months ended September 30, 2014 was due primarily to a decrease in the number of warrants.  The loss for the nine months ended September 30, 2013 was due primarily to an increase in our stock price since December 31, 2012.  At September 30, 2014, the remaining warrants outstanding were 334,764 compared to 1,145,170 at September 30, 2013.

Other Income

In third quarter of 2014, we recorded other income of $2.3 million related to disgorgement of alleged short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from a stockholder. This amount is recorded as Other Income on our condensed consolidated financial statements.

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

PROCYSBI is currently available for U.S. distribution from our U.S. specialty pharmacy partner, the Accredo Health Group, Inc. (“Accredo”) which is currently our only U.S. customer and ships directly to patients.  Our commercial launch in Germany commenced in April 2014, with the Almac Group, Ltd. as our distributor in the EU.  PROCYSBI also became commercially available in Austria in August 2014. PROCYSBI is not available in U.S. retail pharmacies.  Prior to the third quarter of 2014, revenue was recognized in the U.S. once the product had been shipped by the specialty pharmacy to patients because we had not yet been able to reasonably estimate the third-party payor mix and resulting rebates due to the lack of sufficient historical data.  Beginning July 2014, the Company was able to reasonably estimate and determine sales allowances; therefore the Company began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy, which resulted in the one-time non-recurring recognition of an additional $4.4 million in net revenues. Revenue is currently recognized in the EU once confirmed orders from the German pharmacies have been placed and invoiced for payment by the distributor.

We record revenue net of expected discounts, distributor fees, returns and rebates, including government rebates such as Medicare and Medicaid in the U.S.  Allowances are recorded as a reduction of revenue at the time product sales are recognized.  Allowances for government rebates and discounts are established based on the actual payor information, which is known in the U.S. at the time of shipment to patients and in Germany at the time of shipment to the pharmacy, and the government-mandated discount rates applicable to government-funded programs.  The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

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

We capitalize inventory produced in preparation for product launches and expanded access programs when positive results have been obtained for the clinical trials that we believe are necessary to support regulatory approval and we have determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. For these inventories, we also consider the expected approval date in assessing realizability. To the extent that inventory is expected to expire prior to being sold, we will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.

Note Payable

Note payable consists of payments under loan agreements with HC Royalty as lender, totaling $60 million. In July 2014, we modified our original December 2012 loan agreement with HC Royalty as lender, under which we borrowed $50 million in two $25 million tranches received in December 2012 and May 2013, to provide for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50 million of revenue and 2.0% on revenue in excess of $50 million. The first payment of $3 million is due in June 2015. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and the Company's obligation to make payments thereunder shall terminate immediately when all payments received by HC Royalty equal $120 million.

Prior to July 1 2014, the loan bore interest at an annual fixed rate of 10.75% of outstanding principal and included a synthetic royalty component based on net product sales, including PROCYSBI, in a calendar year.  With respect to the first $25 million tranche, for each calendar year, the loan bore a royalty rate of 6.25% of the first $25 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25 million and up to $50 million, and 1.0% of product net revenues for such calendar year in excess of $50 million, payable quarterly.  With respect to the second $25 million tranche, for each calendar year, the loan bore a royalty rate of 6.0% of the first $25 million of product net revenues for such calendar year, 3.0% of product net revenues for such calendar year in excess of $25 million and up to $50 million, and 1.0% of product net revenues for such calendar year in excess of $50 million, payable quarterly.

The fixed and royalty interest are recognized as interest expense as incurred.  The revenue related royalty interest may lead to significant fluctuations in interest expense from period to period.

Convertible Notes

In July 2014, we sold $60 million aggregate principal amount of 8.0% convertible senior notes due 2019. These convertible notes require quarterly interest distributions at a fixed coupon rate equal of 8.0% until maturity or conversion, which will be no later than August 1, 2019. The convertible senior notes are convertible at the option of the holder at a conversion rate of 57.14 common shares per $1,000 principal amount of convertible senior notes at issuance (equivalent to a conversion price of $17.50 per common share), subject to adjustment in certain events. In addition, the convertible senior notes will automatically convert into shares of common stock if the price of the common stock is at or above 175% of the applicable conversion price over a 30 consecutive day period. Upon conversion of these convertible senior notes by a holder, the holder will receive shares of Raptor’s common stock. The fixed interest payments are recognized as interest expense as incurred.

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

We reported a net loss of $6.0 million and $33.6 million and for the three and nine months ended September 30, 2014, respectively.  If our September 30, 2014 closing stock price had been 10% lower, our net loss would have been approximately $0.1 million lower.  If our September 30, 2014 closing stock price had been 10% higher, our net loss would have been approximately $0.1 million higher.

A 10% increase or decrease of our volatility assumption for warrants at September 30, 2014 would not have had a material effect on our net loss due to the low number of warrants that remain outstanding at September 30, 2014.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination.  We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers.  As of September 30, 2014, we have identified no uncertain tax positions.

We file U.S. Federal, California, various other state and other income tax returns and various foreign country income tax returns.  We are currently not subject to any income tax examinations.  Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Liquidity and Capital Resources

Capital Resource Requirements

As of September 30, 2014, we had approximately $114.7 million in cash and cash equivalents, approximately $29.6 million in current liabilities (of which approximately $0.7 million represented the common stock warrant liability, which is expected to be settled in shares) and approximately $113.4 million of net working capital.

In July 2014, we arranged a $70 million funding from HealthCare Royalty Partners (“HC Royalty”) and its affiliates. The funding included $60 million in new convertible senior notes and an additional $10 million of funding pursuant to an amended and restated loan agreement. Our cash and cash equivalents are expected to be sufficient to fund operations through at least the first half of 2016, based on current operating plan assumptions.

On April 30, 2012, we entered into a sales agreement with Cowen and Company, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $40 million, from time to time through an "at the market," or ATM, equity offering program under which Cowen acts as sales agent.  We pay a 3% commission to Cowen on any sales pursuant to this sales agreement.  On July 3, 2013, we amended and restated the sales agreement to increase the aggregate gross sales proceeds that may be raised to $100 million.  Cumulatively through September 30, 2014, we sold 7,599,474 shares under the ATM offerings at a weighted-average selling price of $7.08 per share for net proceeds of approximately $52.1 million.  As of September 30, 2014, we had used approximately $53.8 million under the ATM.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt to fund our operations and to, among other activities, continue to commercialize PROCYSBI and develop RP103 for the potential treatment of other indications.  Our future capital requirements may be substantial, and will depend on many factors, including:

•	the continuing sales of PROCYSBI in the U.S., Germany, Austria and the rest of the world;

•	the ongoing costs of establishing the sales and marketing capabilities in Europe necessary to successfully launch PROCYSBI in Germany and other countries in Europe;

•	our ability to negotiate reimbursement and pricing of PROCYSBI in various countries outside of the U.S.;

•	the cost of our manufacturing-related activities in support of PROCYSBI and RP103;

•	the cost of activities related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;

•	the cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-European countries;

•
the timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for HD; evaluating RP103 as a potential treatment for NASH; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;

•	the cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indication using RP103;

•	the cost of evaluating and potentially acquiring or in-licensing new drug compound(s) for potential clinical development;

•	the cost of business development activities to identify, test and potentially license or acquire new therapeutic drug candidates;

•	the cost of filing, prosecuting and enforcing patent claims; and

•	attracting and retaining key talent, including senior executives.

There can be no assurance that we will be successful in raising sufficient funds when needed.  Additional financing may not be available in amounts or on terms satisfactory to us, or at all.

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research, clinical and commercial manufacturing of PROCYSBI and clinical manufacturing for our HD and our NASH clinical collaborations and our clinical study of RP103 in Leigh syndrome and other mitochondrial disorders.  Our contractual obligations have not materially changed during the nine months ended September 30, 2014 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks during the nine months ended September 30, 2014 have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our interim principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were designed to provide reasonable assurance of achieving our control objectives.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to have a material impact on our internal control over financial reporting.

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

PROCYSBI is our only product currently approved for marketing and, as a result, our operating results are substantially dependent on the commercial success of PROCYSBI, for which we commenced marketing in the U.S. in June 2013 and in Germany in April 2014.  In the U.S., we are permitted to market PROCYSBI only for the management of nephropathic cystinosis in adults and children six years and older.  In September 2013, we received marketing authorization from the EC, which allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the EFTA), for the treatment of proven nephropathic cystinosis; however, we only recently commenced our commercial launch of PROCYSBI in Germany and commenced sales in Austria, but have not yet launched commercial sales in any other country in the EU.  We believe that the trading price of our common stock will be substantially affected by our results of operations and, in particular, net product sales of PROCYSBI.  We do not have prior experience in commercializing therapeutics.  If PROCYSBI sales do not meet expectations, our stock price may not increase or could significantly decrease.  The successful commercialization of PROCYSBI will depend on several factors, including:

•	the success of our ongoing commercial activity in the U.S. and Europe and select international markets;

•	the negotiation and agreement on acceptable prices in EU countries and other select territories, and reimbursement at the country-specific price;

•	ongoing patient persistence and compliance to therapy;

•	the successful commercial launch of PROCYSBI in countries in addition to Germany and Austria in the EU and other select territories;

•	acceptance of PROCYSBI by physicians, parents, patients and cystinosis research/advocacy organizations including the conversion from the existing standard of care to PROCYSBI;

•	coverage and reimbursement for PROCYSBI from commercial health plans and government health programs, which we refer to collectively as third-party payors;

•	compliance with regulatory requirements including fulfilling any FDA and EC required post-approval commitments;

•	provision of affordable out-of-pocket cost to patients and/or other programs to ensure patient access to PROCYSBI in the U.S.;

•	approval by regulatory agencies in other countries of appropriate product labeling for PROCYSBI;

•	agreements with wholesalers, distributors and pharmacies on commercially reasonable terms;

•	manufacture and supply of adequate quantities of PROCYSBI to meet commercial demand; and

•	development, protection, and maintenance of intellectual property protection for PROCYSBI.

If we fail to grow sales of PROCYSBI in the U.S., Germany or Austria or successfully commercialize PROCYSBI in other countries within a reasonable time period, we may never become profitable and may be unable to sustain our business, and our business, financial condition and results of operations will be adversely affected.

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

We currently contract with external contract manufacturing organizations, or CMOs, for commercial and clinical quantities of PROCYSBI and RP103 for the indications under development. We rely on single manufacturing sources for our cysteamine active pharmaceutical ingredient, or API. While we have entered into a manufacturing contract with a second manufacturing supplier, for the majority of 2015 and in the near future, we will continue to rely on a single manufacturing source for finished products until such secondary supplier can be validated and provide finished product. Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and capacity and output of these manufacturers. Furthermore, any reduction, delay or interruption in our supply of API from the single source supplier and of finished goods from our CMO, and efforts to identify and qualify alternative sources of API supply, could result in significant additional operating costs, interruptions in product supply and delays in sales of PROCYSBI and in developing RP103 for HD, NAFLD and Leigh's syndrome. In addition, supply arrangements from alternative sources not currently under contract may not be available on acceptable economic terms, if at all.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production to commercial requirements. Difficulties may arise related to internal processes, production costs and yields, quality control, including stability of the product or product candidates and quality control testing, sourcing scarcities, resource constraints, equipment problems, shortages of qualified personnel, labor disputes, severe weather events, unstable political environments or financial difficulties at foreign facilities, as well as compliance with strictly enforced federal, state and foreign regulations. In addition, due to our small patient population, the manufacture of our drug may be given lower prioritization on the production line if manufacturing is decided by scale.

In addition to our own internal quality control, we depend on our third-party supplier and manufacturers for compliance with the FDA's current good manufacturing practices, or cGMP, requirements and other FDA requirements, Drug Enforcement Administration's regulations and other rules and regulations prescribed by applicable non-U.S. regulatory authorities. While final outputs are reviewed by our own internal quality control, we depend on our third-party supplier and manufacturers for compliance with the FDA’s current good manufacturing practices, or cGMP, requirements and other FDA requirements, Drug Enforcement Administration regulations and other rules and regulations prescribed by applicable non-U.S. regulatory authorities. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Pursuant to ongoing obligations from our new drug application, or NDA, for PROCYSBI, we are required to regularly collect and submit data to the FDA regarding our currently observed clinical and commercial product profile and overall product safety assessment. While our current inventory falls within the specifications used during our clinical trials that support our NDA in the U.S. and marketing authorization application, or MAA, in Europe, we are currently evaluating our product specifications limit in light of new analytic data characterizing impurities and related substances and intend to submit requests to regulators in the U.S. and Europe for approval of revised PROCYSBI and RP103 specifications. We expect that there will continue to be intermittent delays in manufacturing or release of drug product as these issues are identified and addressed, and future release of drug product may depend on agreement of those and future specifications updates. If regulators rejects our proposal to modify the specifications, or require additional data to support the updated specifications, our ability to release drug product may be limited. Although we have stock of PROCYSBI on hand and believe we have enough PROCYSBI inventory to meet our near-term commercial needs in both the U.S. and Europe, if there are material delays in the regulators’ review and potential approval, we may experience an inventory shortfall, which would have a material adverse impact on sales of PROCYSBI.

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

As part of our business strategy, we intend to develop RP103, and potentially other drugs, for therapeutic indications that may be eligible for FDA and EMA orphan drug designation.  Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of less than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S.  In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.  The company that first obtains FDA approval for a designated orphan drug for a given rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years, with an additional six months if for a pediatric indication.  Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, a subsequent product is deemed clinically superior, or if the manufacturer is unable to deliver sufficient quantity of the drug. We also may not successfully obtain orphan drug designations for our product candidates, or be able to obtain requisite approvals for the stated condition of our orphan drug designations.

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

Because the extent and scope of patent protection for some of our drug products may be particularly limited, orphan drug designation is especially important for our products that are eligible for orphan drug designation.  For eligible drugs, we plan to rely on the orphan exclusivity period to maintain a competitive position.  However, if we do not obtain orphan drug exclusivity for RP103 for available potential indications, or our future relevant drug products do not have strong patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced.  Also, without strong patent protection, competitors may sell a generic version upon the expiration of orphan exclusivity, if our patent position is not upheld.

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

We rely on a third-party logistics provider and specialty pharmacy to distribute PROCYSBI to patients in the U.S. and to pharmacies in Germany and Austria and to collect from insurance companies and government agencies in the U.S. and from pharmacies in the EU.  Our ability to collect from the U.S. logistics provider is not only subject to such provider's credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third-party payors.  The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of PROCYSBI.  If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of PROCYSBI could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction which may harm our reputation and financial condition.

Our loan agreement with HC Royalty and outstanding convertible senior notes contain a number of restrictive covenants and other provisions, which, if violated, could result in the acceleration of the payment terms of our outstanding indebtedness, which could have an adverse impact on our business and financial condition.

In December 2012, we entered into a loan agreement with HC Royalty as lender, under which we agreed to borrow $50.0 million in two $25.0 million tranches, or the original HC Royalty loan agreement.  We drew down the first tranche in the amount of $25.0 million in December 2012 upon signing the original HC Royalty loan agreement and we drew down the second tranche of $25.0 million in May 2013 as a result of our achievement of the milestone of U.S. approval of PROCYSBI.  On July 1, 2014, we entered into an amended and restated loan agreement with HC Royalty as lender, or the HC Royalty loan agreement, under which we borrowed from HC Royalty a third $10.0 million tranche on July 23, 2014. Also in July 2014, we issued $60.0 million aggregate principal amount of 8.0% convertible senior notes due 2019 to HC Royalty and other purchasers. The HC Royalty loan agreement includes a number of affirmative and negative covenants, including the use of commercially reasonable efforts to exploit PROCYSBI and RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements.  The convertible senior notes also include a number of affirmative and negative covenants, including our obligation to offer to repurchase the notes on a change of control of the Company, limitations on the incurrence of indebtedness, registration rights of the holders and other requirements.  The performance of our obligations under the HC Royalty loan agreement is secured by our grant of a security interest to HC Royalty in substantially all of our assets, the assets of our domestic subsidiaries and a pledge of stock of certain of our domestic subsidiaries.  Our failure to comply with the terms of the HC Royalty loan agreement, the  convertible senior notes and related documents, the occurrence of a change of control of our Company or the occurrence of an uncured material adverse effect on our Company, or the occurrence of certain other specified events, could result in an event of default under the agreements that, if not cured or waived, could result in the acceleration of the payment of all of our indebtedness to HC Royalty and interest thereon and the acceleration of repayment of the convertible senior notes.  Under the terms of the security agreement, in an event of default, the lender could potentially take possession of, foreclose on, sell, assign or grant a license to use our pledged collateral and assign and transfer the pledged stock of certain of our subsidiaries.  A default or material adverse effect or change of control would also trigger a prepayment penalty which would require us to pay a substantially higher amount due than the current balance of our loan.

Our future success depends, in part, on the continued services of our management team.

Our success is dependent in part upon the availability of our senior executive officers, including Christopher M. Starr, Ph.D., Chief Executive Officer; Julie Anne Smith, President and CEO Designate and Ted Daley, Chief Business Officer.  The loss, inability to replace or unavailability to us of any of these individuals or key research and development personnel, and particularly if lost to competitors, could have a material adverse effect on our business, prospects, financial condition and results of operations.  We do not have key-man insurance on any of our employees.

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

The required payments of principal and interest on our indebtedness under the HC Royalty loan agreement and convertible senior notes may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations.  Both the  convertible senior notes and the loan agreement bear interest at an annual fixed rate of 8.0% and the loan agreement also bears a synthetic royalty based on the amount of PROCYSBI and other future approved product net revenues in a calendar year, and such interest and royalty are payable quarterly.  Principal payments under the HC Royalty loan agreement will become due beginning in June 2015. The convertible senior notes will mature on August 1, 2019, unless earlier converted, redeemed or repurchased.

There is no assurance that our business will generate sufficient cash flow or that we will have capital resources in an amount sufficient to enable us to pay our indebtedness to HC Royalty or the convertible senior notes.  If our cash flows and capital resources are insufficient to fund these debt service obligations, we may be forced to reduce or delay product development, sales and marketing, and capital and other expenditures, and we may be forced to restructure our indebtedness or raise additional capital through the issuance of equity or debt instruments.  We cannot ensure that we will be able to refinance any of our indebtedness or raise additional capital on a timely basis, in sufficient amounts, on satisfactory terms or at all.  In addition, the terms of the HC Royalty loan agreement and convertible senior notes may limit our ability to pursue any of these financing alternatives and these alternatives may not enable us to meet our scheduled debt service obligations.  Failure to meet our debt service obligations may result in an event of default under the HC Royalty loan agreement, which would permit the lender to accelerate the payment of all of our indebtedness to HC Royalty and interest thereon, take possession of, foreclose on, sell, assign or grant a license to use, our pledged collateral and assign and transfer the pledged stock of our subsidiaries.  A default or material adverse effect or change of control would also trigger a prepayment penalty which would require us to pay a substantially higher amount due than the current balance of our loan.  Failure to meet our debt service obligations may further result in an event of default under the convertible senior notes, which would permit the holders to accelerate the payment of the outstanding principal amount of the notes and interest thereon and result in an obligation to pay a repayment premium and increases in the interest rate.  A change of control would also trigger an obligation to repurchase the convertible senior notes. This could have a material adverse impact on our financial condition and results of operations.

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

We have entered into an Amended and Restated Sales Agreement with Cowen and Company, which, if utilized further, will create substantial dilution for our existing stockholders.  The original Sales Agreement provided for at-the-market sales of our common stock with aggregate gross proceeds of up to $40.0 million.  On July 3, 2013, we entered into an Amended and Restated Sales Agreement to increase the aggregate gross sales proceeds that may be raised pursuant to the agreement to $100.0 million.  As of September 30, 2014, we had used approximately $53.8 million under the “at the market”.

In July 2014, we issued $60.0 million aggregate principal amount of 8.0% convertible senior notes due 2019. The convertible senior notes are convertible at the option of the holder at an initial conversion rate of approximately 57.14 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of $17.50, and is subject to adjustment upon certain events and conditions.  In addition, we may redeem for cash or require holders to convert the convertible senior notes into shares of common stock if the price of the common stock is at or above 175% of the applicable conversion price over a 30 consecutive trading day period.

The note purchase agreement governing the convertible senior notes restricts our ability to incur certain types of indebtedness in certain circumstances and also provides the holders with registration rights for the shares issued upon conversion of their convertible senior notes subject to certain conditions.

A substantial number of shares of our common stock are reserved for issuance upon conversion of the convertible senior notes.  The issuance of shares of our common stock upon conversion of the convertible senior notes could dilute the ownership interest of our common stockholders and may adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In connection with other collaborations, joint ventures, license agreements or future financings that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our existing and future common stockholders.

Provisions of the note purchase agreement governing our convertible senior notes may discourage a takeover, which could cause the market price of our common stock to decline.

The repurchase rights and related repurchase premium provided in our convertible senior notes triggered by the occurrence of a change of control may discourage, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders. In turn, this could cause the market price of our common stock to decline.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 23, 2014, the Company issued $60 million aggregate principal amount of 8.0% Convertible Senior Notes due 2019 (the “Notes”) to HealthCare Royalty Partners II, L.P., HCRP Overflow Fund, L.P. and MOLAG Healthcare Royalty, LLC (together, the “Holders”).  The Company sold the Notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  The Holders may convert their Notes at their option on any day prior to the close of business on the business day immediately preceding August 1, 2019 into shares of Common Stock, provided that any portion of such principal amount that a Holder elects to convert is equal to $1,000 or an integral multiple of $1,000 in excess thereof.  The initial conversion rate is approximately 57.14 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $17.50, and is subject to adjustment upon certain events and conditions.  In addition, the Company may redeem for cash or require holders to convert the Notes into shares of Common Stock if the price of the Common Stock is at or above 175% of the applicable conversion price over a 30 consecutive trading day period.

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

RAPTOR PHARMACEUTICAL CORP.

Date: November 6, 2014	By:	/s/ Christopher M. Starr
Christopher M. Starr, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Frank Lanza
Frank Lanza
Interim Principal Financial and Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated June 7, 2006, among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4 (333-136018)	07/25/2006	Annex A
2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated August 25, 2006, among Axonyx Inc., Autobahn Acquisition, Inc. and TorreyPines Therapeutics, Inc.	S-4/A (333-136018)	08/25/2006	Annex A
2.3	Agreement and Plan of Merger and Reorganization, dated July 27, 2009, among ECP Acquisition, Inc., Raptor Pharmaceuticals Corp. and TorreyPines Therapeutics, Inc.	8-K	7/28/2009	2.1
3.1	Certificate of Incorporation of Registrant	8-K	10/10/2006	3.1
3.2	Amended and Restated Bylaws of Registrant	8-K	2/26/2014	3.1
3.3	Certificate of Amendment filed with the Secretary of State of the State of Nevada effecting an 8-for-1 reverse stock of Registrant's common stock and changing the name of Registrant from Axonyx Inc. to TorreyPines Therapeutics, Inc.	8-K	10/10/2006	3.3
3.4	Articles of Conversion filed with the Secretary of State of the State of Nevada changing the state of incorporation of Registrant	8-K	10/10/2006	3.4
3.5	Certificate of Conversion filed with the Secretary of State of the State of Delaware	8-K	10/10/2006	3.5
3.6	Certificate of Amendment of Certificate of Incorporation of Registrant	8-K	10/5/2009	3.1
3.7	Certificate of Merger of ECP Acquisition, Inc. with and into Registrant	8-K	10/5/2009	3.2
4.1	Specimen common stock certificate of the Registrant	8-K/A	10/7/2009	4.7
4.2(a)	Rights Agreement, dated as of May 13, 2005, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	5/16/2005	99.2
4.2(b)	Amendment to Rights Agreement, dated as of June 7, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	8-K	6/12/2006	4.1
4.2(c)	Amendment to Rights Agreement, dated as of October 3, 2006, between Registrant and The Nevada Agency and Trust Company, as Rights Agent	10-K	3/29/2007	4.19
4.2(d)	Rights Agreement Amendment, dated as of July 27, 2009, to the Rights Agreement dated May 13, 2005 between Registrant and American Stock Transfer and Trust Company (replacing The Nevada Agency and Trust Company)	8-K	7/28/2009	2.3
4.2(e)	Amendment to Rights Agreement, dated August 6, 2010, by and between Registrant and American Stock Transfer & Trust Company, LLC	8-K	8/10/2010	4.2
4.3	Form of Warrant, dated September 27, 2005, issued to Oxford Financial and Silicon Valley Bank.	10-K	3/29/2007	4.16
4.4*	Warrant, dated December 14, 2007, issued to Flower Ventures, LLC.	10-QSB**	4/15/2008	4.1
4.5*	Warrant Agreement Amendment, dated December 17, 2009, between Flower Ventures, LLC and the Registrant.	10-Q	4/9/2010	4.15

4.6	Form of 8.0% Convertible Senior Notes due 2019 issued on July 23, 2014.	8-K	7/3/2014	10.1
10.1	Convertible Note Purchase Agreement, dated as of July 1, 2014, among Registrant, as Issuer, HealthCare Royalty Partners II, L.P., HCRP Overflow Fund, L.P. and MOLAG Healthcare Royalty, LLC, each as Holder, and the Guarantors party thereto.	8-K	7/3/2014	10.1
10.2***	Amended and Restated Loan Agreement, dated as of July 1, 2014, by and among Healthcare Royalty Partners II, L.P., Registrant and the Guarantors party thereto.	8-K	8/21/2014	10.1
10.3	Second Amended and Restated Sales Agreement, dated as of August 21, 2014, between Registrant and Cowen and Company, LLC.	8-K	8/21/2014	10.1
31.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer				X
31.2	Certification of Frank Lanza, Interim Principal Financial and Accounting Officer				X
32.1	Certification of Christopher M. Starr, Ph.D., Chief Executive Officer, and Frank Lanza, Interim Principal Financial and Accounting Officer				X
101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.
					X

*
The Raptor Pharmaceuticals Corp. warrants set forth in Exhibits 4.4 - 4.5 have been converted into warrants of the Registrant, and the exercise price of such warrants and number of shares of common stock issuable thereunder have been converted as described in Item 1.01 (under the section titled, "Background") of the Registrant's Current Report on Form 8-K, filed on October 5, 2009.

**	Incorporated by reference from the indicated filing of Raptor Pharmaceuticals Corp. rather than that of the Registrant
***	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.