Form 10-Q
period 2015-03-31
Raptor Pharmaceutical Corp
filed 2015-05-07
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

At May 5, 2015, there were 80,480,267 shares of the registrant's common stock outstanding.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$134,537	$149,613
Restricted cash	1,492	1,562
Accounts receivable	10,850	7,455
Inventories	4,317	9,134
Prepaid expenses and other	2,952	3,841
Total current assets	154,148	171,605
Noncurrent assets:
Fixed assets, net	7,623	5,880
Goodwill	3,275	3,275
Intangible assets, net	2,914	2,974
Other assets	5,050	5,332
Total Assets	$173,010	$189,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,245	$2,550
Accrued liabilities	17,245	16,859
Common stock warrant liability	766	711
Note payable, current portion	12,000	9,000
Total current liabilities	31,256	29,120
Noncurrent liabilities:
Note payable, net of current portion	48,000	51,000
Convertible notes	60,000	60,000
Total liabilities	139,256	140,120

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 69,394,765 and 68,861,366 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	69	69
Additional paid-in capital	311,870	306,832
Accumulated other comprehensive loss	(607)	(60)
Accumulated deficit	(277,578)	(257,895)
Total stockholders' equity	33,754	48,946
Total Liabilities and Stockholders' Equity	$173,010	$189,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share data)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$20,453	$12,134
Cost of sales	3,722	1,314
Gross profit	16,731	10,820

Operating expenses:
Research and development	16,552	9,547
Selling, general and administrative	14,839	12,064
Total operating expenses	31,391	21,611

Loss from operations	$(14,660)	$(10,791)

Interest income	27	31
Interest expense	(4,498)	(2,979)
Foreign currency transaction (loss) gain	(476)	17
Adjustment to fair value of common stock warrants	(55)	(1,163)
Net loss before provision for income taxes	(19,662)	(14,885)
Provision for income taxes	(21)	(6)

Net Loss	$(19,683)	$(14,891)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(547)	150

Comprehensive Loss	$(20,230)	$(14,741)

Net loss per share:
Basic and diluted	$(0.28)	$(0.24)

Weighted-average shares outstanding:
Basic and diluted	69,140,642	62,118,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,683)	$(14,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,853	2,375
Fair value adjustment of common stock warrants	55	1,163
Amortization of intangible assets	60	60
Depreciation of fixed assets	302	117
Amortization of debt issuance cost	302	148
Changes in assets and liabilities:
Accounts receivable	(3,395)	(898)
Inventories	4,817	(3,363)
Prepaid expenses and other assets	869	384
Accounts payable	(1,305)	(3,085)
Accrued liabilities	386	338
Deferred revenue	-	287
Net cash used in operating activities	(14,739)	(17,365)

Cash flows from investing activities:
Net purchase of fixed assets	(2,045)	(187)
Change in restricted cash	70	(530)
Net cash used in investing activities	(1,975)	(717)

Cash flows from financing activities:
Proceeds from the exercise of common stock warrants	-	1,826
Proceeds from the exercise of common stock options and ESPP	2,185	1,158
Offering costs	-	(29)
Net cash provided by financing activities	2,185	2,955
Effect of exchange rates on cash and cash equivalents	(547)	150
Net decrease in cash and cash equivalents	(15,076)	(14,977)
Cash and cash equivalents, beginning of period	149,613	83,052
Cash and Cash Equivalents, End of Period	$134,537	$68,075

Supplemental cash flow information:
Interest paid	$2,869	$2,600
Income taxes paid	$120	$46
Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$-	$7,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the financial position and results of operations of Raptor Pharmaceutical Corp. (the "Company" or "Raptor") and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements as of such date but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Raptor is a biopharmaceutical company focused on developing and commercializing transformative treatments for people affected by rare and debilitating diseases. The Company's first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received marketing approval from the U.S. Food and Drug Administration ("FDA") on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older. In Europe, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission ("EC"), for marketing in the European Union ("EU") as an orphan medicinal product for the management of proven nephropathic cystinosis. PROCYSBI received seven years of market exclusivity as an orphan drug in the United States and ten years of market exclusivity as an orphan drug in the EU. The Company commenced commercial sales of PROCYSBI in the United States in mid-June 2013, and in Europe in April 2014. For at least the near term, the Company's ability to generate revenues is entirely dependent upon sales of PROCYSBI in the United States for the management of nephropathic cystinosis in adults and children six years and older and in the EU for the management of proven nephropathic cystinosis.

Raptor's pipeline includes its proprietary delayed-release form of cysteamine, or RP103 and its proprietary oral 4-methylpyrazole, or Convivia®. Raptor currently has product candidates in clinical development designed to potentially treat Huntington's disease ("HD"), non-alcoholic steatohepatitis ("NASH") in children, Leigh syndrome and other mitochondrial disorders and aldehyde dehydrogenase deficiency ("ALDH2"). Raptor's preclinical programs are based upon bioengineered novel drug candidates that are designed to address current indications, target cancer and other diseases.

The Company is subject to a number of risks, including: the level of commercial sales of PROCYSBI in the United States and Europe; the ability to successfully launch PROCYSBI in other international markets; uncertainty whether the Company's research and development efforts will result in expanded labeling for PROCYSBI and additional commercialization for RP103 in various indications or additional commercial products; competition from other organizations; reliance on other entities for manufacturing; reliance on licensing the proprietary technology of others; uncertain patent protection; and the need to raise capital through equity and/or debt financings. Funding may not be available when needed if at all or on terms acceptable to the Company. If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

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
March 31, 2015
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds, with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. Restricted cash represents certificates of deposit and compensating balances required by the Company's U.S. and European banks as collateral for credit cards and for access to a value-added tax deferral program. As of March 31, 2015, the Company had $134.5 million in cash and cash equivalents, of which $10.6 million was held by its foreign subsidiaries.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

PROCYSBI is currently available for U.S. distribution from the Company's U.S. specialty pharmacy partner, the Accredo Health Group, Inc. ("Accredo") which is currently the Company's only U.S. customer and ships directly to patients. The Company's distributor in the EU is the Almac Group, Ltd. PROCYSBI is not available in U.S. retail pharmacies. Authorization of coverage by patients' commercial insurance plans, Raptor's patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients. Prior to the third quarter of 2014, revenue was recognized in the United States once the product had been shipped by the specialty pharmacy to patients because the Company had not yet been able to reasonably estimate the third-party payor mix and resulting rebates based on its lack of sufficient historical data. Beginning July 2014, the Company was able to reasonably estimate and determine sales allowances; therefore the Company began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by the distributor on the Company’s behalf.

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

Products that have been approved by the FDA or other regulatory authorities are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of PROCYSBI utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.

Upon launching PROCYSBI in June 2013 in the United States and April 2014 in the EU, the Company began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego ("UCSD").

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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

Note payable is carried at its unpaid principal balance. The fixed and royalty interest under both agreements are recognized as interest expense as incurred.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	9,663,956	9,584,383
Convertible debt	3,428,571	-
Warrants to purchase common stock	334,764	334,764
Restricted stock awards outstanding	212,980	-
Total Potentially Dilutive Securities	13,640,271	9,919,147

Comprehensive Loss

The components of comprehensive loss include net loss and foreign currency translation adjustments.

Stock-Based Compensation

Compensation costs related to the Company's stock incentive plans are measured at the grant date based on the fair value of the equity instruments awarded and are recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The compensation expense for stock-based compensation awards is reduced by an estimate for forfeitures.

Incentive Plans

In May 2014, the Company’s shareholders approved the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors. The Incentive Plan provides for the grant of stock options, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest over a one year period. The cost of the awards is amortized over the vesting period on a straight-line basis.

In November 2014, the Company’s Board of Directors approved the 2014 Employment Commencement Stock Incentive Plan (“2014 Commencement Plan”) under Rule 5635(c)(4) of the Nasdaq Global Select Market for equity grants to induce new employees to enter into employment with the Company.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries and benefits for medical, clinical, regulatory, quality, pharmacovigilance and research personnel, preclinical studies, clinical trials, and certain commercial drug manufacturing expenses prior to obtaining marketing approval..

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

The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements. The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of March 31, 2015, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge as presented under current guidance. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be retrospectively applied. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)
March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$115,205	$-	$-	$115,205
Total	$115,205	$-	$-	$115,205

Liabilities
Common stock warrants	$-	$-	$766	$766
Total	$-	$-	$766	$766

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$137,938	$-	$-	$137,938
Total	$137,938	$-	$-	$137,938

Liabilities
Common stock warrants	$-	$-	$711	$711
Total	$-	$-	$711	$711

(1)	Cash equivalents represent the fair value of the Company's investments in money market funds at March 31, 2015 and December 31, 2014.

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

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Common Stock Warrants

	Three Months Ended March 31,
(In thousands)	2015	2014
Beginning fair value	$711	$7,066
Change in fair value recognized in earnings	55	1,163
Exercises	-	(7,503)
Ending Fair Value	$766	$726

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

3.  INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods related to the manufacture of PROCYSBI. Raw materials include the active pharmaceutical ingredient ("API"), cysteamine bitartrate. Work-in-process includes third party manufacturing and associated labor costs relating to the Company's personnel directly involved in the production process. Also included in inventories are raw materials that may be used for clinical trials, which are charged to research and development (“R&D”) expense when consumed.

The following table summarizes the components of inventories.

	March 31,	December 31,
(In thousands)	2015	2014
Raw materials	$588	$6,290
Work-in-process	2,892	721
Finished goods	837	2,123
Total Inventories	$4,317	$9,134

4.  FIXED ASSETS

The following table presents the components of fixed assets and their estimated useful lives.

(In thousands)	March 31, 2015	December 31, 2014	Estimated useful lives
Assets under construction	$4,047	$2,393	-
Office furniture	2,198	2,198	7 years
Laboratory equipment	1,684	1,373	5 years
Computer hardware and software	895	815	3 years
Leasehold improvements	470	470	Lease term
Total at cost	9,294	7,249
Less: accumulated depreciation	(1,671)	(1,369)
Total Fixed Assets, Net	$7,623	$5,880

Depreciation expense for the three months ended March 31, 2015 and 2014 was approximately $302 thousand and $117 thousand, respectively.

5.  INTANGIBLE ASSETS AND GOODWILL

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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

A summary of intangibles acquired is as follows:

(In thousands)	Useful Life (Years)	March 31, 2015	December 31, 2014
Intangible asset (IP license for RP103) related to the Encode merger	20.0	$2,620	$2,620
Intangible assets (UCSD license - FDA and EC approval milestones)	20.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		4,110	4,110
Less accumulated amortization		(1,196)	(1,136)
Intangible Assets, Net		$2,914	$2,974

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

During the three months ended March 31, 2015 and the year ended December 31, 2014, there was no intangible asset impairment recognized. During both the three months ended March 31, 2015 and 2014, the Company amortized approximately $60 thousand of intangible assets.

Amortization expense for intangible assets for each of the next five years is expected to be as follows:

(In thousands)	Amortization Expense
2015 (remaining 9 months)	$178
2016	238
2017	238
2018	238
2019	238

The Company tested the carrying value of goodwill for impairment as of December 31, 2014 and determined that there was no impairment.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

6.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

(In thousands)	March 31, 2015	December 31, 2014
Personnel-related costs	$4,777	$6,879
Rebates and other sales deductions	2,687	3,231
Clinical trials and research and development costs	2,726	2,522
License royalty payable	1,123	972
Royalty-based interest payable	1,809	369
Manufacturing costs	1,120	284
Other	3,003	2,602
Total Accrued Liabilities	$17,245	$16,859

7.  NOTE PAYABLE

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI. Interest expense on the loan, excluding amortization of debt issuance costs, for the three months ended March 31, 2015 and 2014 was approximately $3.0 million and $2.8 million, respectively.

The following table presents contractual principal payments of the note payable at March 31, 2015.

(In thousands)	Note Principal Payments
2015	$9,000
2016	12,000
2017	12,000
2018	12,000
2019	12,000
2020 and thereafter	3,000
Total	$60,000

Unamortized debt issuance costs on the loan agreement totaled $2.1 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively. Amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

8.  CONVERTIBLE NOTES

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

Interest expense on convertible notes, excluding amortization of debt issuance costs, was $1.2 million for the three months ended March 31, 2015. Unamortized debt issuance costs on these convertible notes totaled $2.7 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively. Amortization expense for the three months ended March 31, 2015 was $0.1 million.

9.  CAPITAL STRUCTURE

Preferred Stock

At March 31, 2015, the Company was authorized to issue 15,000,000 shares of $0.001 par value per share of preferred stock. There were no shares issued and outstanding.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Common Stock

At March 31, 2015, the Company was authorized to issue 150,000,000 shares of $0.001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. As of March 31, 2015 and December 31, 2014, there were 69,394,765 and 68,861,366 shares, respectively, of the Company's common stock issued and outstanding.

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

Common Stock Issuance under At-The-Market ("ATM") Agreement

On April 30, 2012, the Company entered into an "At-the-Market" ("ATM") Sales Agreement, with Cowen and Company, LLC ("Cowen"), under which the Company could, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM offerings on the NASDAQ Stock Market.  On July 3, 2013, the Company and Cowen amended and restated the Sales Agreement (the "Amended and Restated Sales Agreement") to increase the aggregate gross sales proceeds that could be raised to $100 million. Cowen was the sole sales agent for any sales made under the ATM for a 3.0% commission on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices varied. During the three months ended March 31, 2014, there were no shares sold under the ATM. As of December 31, 2014, the Company did not have any remaining shares available under the ATM for future sales of the Company's common stock.

Common Stock Warrants

During the three months ended March 31, 2015, there were no warrants exercised. During the three months ended March 31, 2014, the Company received approximately $1.8 million from the exercise of warrants in exchange for the issuance of 611,606 shares of the Company's common stock.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The number of common stock warrants outstanding as of March 31, 2015 were as follows:

	Number of Shares	Exercise Price		Expiration Date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
TorreyPines warrants assumed in 2009 Merger	3,503	157.08		9/26/2015
Issued to placement agent in Aug. 2010	97,952	3.08		8/12/2015
Total Warrants Outstanding	334,764	$4.54	(1)

(1)	Weighted average exercise price

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

A Black-Scholes option-pricing model was used to obtain the fair value of the warrant liabilities using the following assumptions at March 31, 2015 and December 31, 2014:

	August 2010 Private Placement Investors and Placement Agent
	March 31, 2015	December 31, 2014
Fair value (in thousands)	$766	$711
Black-Scholes inputs:
Stock price	$10.87	$10.28
Exercise price	$3.08	$3.08
Risk free interest rate	0.12%	0.12%
Volatility	95.00%	95.00%
Expected term (years)	0.42	0.50
Dividend	-	-

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

During the three months ended March 31, 2015 and 2014, the Company received approximately $2.2 million and $1.2 million, respectively, from the exercise of stock options. At March 31, 2015, there were 928,637 and 1,415,131 shares remaining available for issuance under the 2010 Stock Incentive Plan and 2014 Employment Commencement Stock Incentive Plan, respectively.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company recorded employee stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cost of goods sold	$32	$40
Research and development	584	559
Sellin, general and administrative	2,237	1,776
Total Stock-Based Compensation Expense	$2,853	$2,375

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

Three Months Ended March 31, 2015	Option Shares	Weighted-average Exercise Price
Beginning balance	8,857,961	$7.71
Granted	1,635,861	9.75
Exercised	(533,399)	4.10
Canceled	(296,467)	11.03
Outstanding Balance at Period End	9,663,956	8.15

Restricted Stock Units

At March 31, 2015, there were 212,980 RSUs outstanding, of which none had vested. There were 214,210 RSUs granted and 1,230 RSUs forfeited related to employee departures during the three months ended March 31, 2015. During the three months ended March 31, 2015, there were no RSU distributions. Unvested RSUs at March 31, 2015 vest through 2019.

Employee Stock Purchase Plan

The ESPP allows a maximum of 1,000,000 shares of common stock to be purchased in aggregate for all employees. At March 31, 2015, 21,280 shares had been purchased, and there remained a negligible amount of uninvested employee contributions in the ESPP. As of March 31, 2015, there were approximately 978,720 shares reserved for future issuance under the ESPP.

11.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company's HD and NASH clinical collaborations. The Company's contractual obligations did not change significantly during the three months ended March 31, 2015 compared to those disclosed as of December 31, 2014.

12. SUBSEQUENT EVENTS

On April 2, 2015 the Company completed a public offering of 10.925 million shares of its common stock for net proceeds after expenses of approximately $92 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2015, and the notes to such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  All references to the “Company," "we," "our" and "us" include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc., Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

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

Our product, PROCYSBI, received marketing approval from the FDA in April 2013 for the management of nephropathic cystinosis in adults and children six years and older. In Europe, PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a marketing authorization in September 2013 from the EC as an orphan medicinal product for the management of proven nephropathic cystinosis in the EU. The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area, or EEA). PROCYSBI received seven and ten years of market exclusivity due to its designation as an orphan drug in the United States and the EU, respectively. We achieved first commercial sales of PROCYSBI in the United States in June 2013 and in the EU, specifically in Germany, in April 2014.

Clinical Development Programs

Our three active clinical development programs utilize RP103, which contains the same active pharmaceutical ingredient as PROCYSBI, cysteamine bitartrate. RP103 is our proprietary capsule formulation containing delayed-release enteric coated microbeads of cysteamine bitartrate. Cysteamine bitartrate was approved in the United States in 1994 and the EU in 1997 as an orally available immediate-release powder in a capsule for the management of cystinosis. We have an exclusive worldwide license from the University of California, San Diego (“UCSD”), to delayed-release cysteamine bitartrate, which is the basis for our proprietary formulation of cysteamine. We currently have product candidates in clinical development designed to potentially treat HD, non-alcoholic steatohepatitis (“NASH”) in children, and Leigh syndrome and other mitochondrial disorders.

Our other current clinical-stage product candidate is Convivia®, our proprietary oral formulation of 4-methylpyrazole, for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase, or ALDH2, deficiency, an inherited metabolic disorder.

Preclinical Product Candidates

Our preclinical programs, for which we may seek development partners in the future, include our cysteamine dioxygenase, or ADO, program.

Future Activities

Over the remainder of the fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the U.S. and Europe; launching or providing access to PROCYSBI in other countries in the EU and other select countries around the world; maintain progress on filing a New Drug Submission, or NDS, for cysteamine bitartrate delayed-release capsules with Health Canada; conducting a clinical trial to evaluate PROCYSBI in cystinosis patients that are cysteamine-naïve, as well as other supporting trials in underdeveloped markets; developing select global markets with significant numbers of known cystinosis patients; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; supporting regulatory pathways and/or clinical trials of RP103 for the potential treatment of HD, pediatric NASH, Leigh syndrome and mitochondrial disorders; enhancing and expanding our product manufacturing capabilities; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; seeking additional business development partners in Asia for our Convivia product candidate; and developing new preclinical, clinical and or commercial opportunities, including proprietary molecules or development candidates discovered in-house and in-licensed and acquired technologies.

Results of Operations – Three Months Ended March 31, 2015 and 2014

Revenue

The first U.S. sales of PROCYSBI commenced in June 2013. The first European sales of PROCYSBI commenced in April 2014. For the three months ended March 31, 2015 and 2014, we recognized $20.5 million and $12.1 million, respectively, in PROCYSBI net product sales for each region.

Prior to the third quarter of 2014, revenue from the sale of PROCYSBI was recognized based on the amount of product sold through to the patients. Beginning July 2014, we were able to reasonably estimate and determine sales allowances; therefore we began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy, which resulted in the one-time non-recurring recognition of an additional $4.4 million in net revenues during the three months ended September 30, 2014.

Cost of Sales

Cost of sales for the three months ended March 31, 2015 and 2014 were $3.7 million and $1.3 million, respectively, which was primarily attributable to an increase in inventory reserves as well as an increase in royalty fees on net product sales. Cost of sales primarily includes: raw materials and manufacturing costs for our commercial product PROCYSBI, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales, other indirect costs such as distribution, labeling, shipping and supplies, and provision for inventory expiration. Costs capitalized as inventory are expensed as cost of sales as product is sold.

Prior to FDA approval of PROCYSBI, our commercial manufacturing costs had been recorded as research and development expenses. As a result, our cost of sales in 2014 reflected a lower average direct product cost per unit will be recorded in the future.

Research and Development

Research and development expenses include medical, clinical, regulatory, quality (excluding manufacturing quality control expenses), pharmacovigilance and research salaries and benefits; expenses associated with the manufacturing and testing of PROCYSBI inventory for our commercial launch in the United States and in Europe which were expensed prior to drug approvals; preclinical studies; clinical trials; regulatory and clinical consultants; research supplies and materials; amortization of intangible assets and allocated human resources and facilities expenses.

Research and development expenses increased approximately 73% to $16.6 million for the three months ended March 31, 2015 from $9.5 million during the three months ended March 31, 2014. The $7.0 million increase was primarily due to raw materials charged to research and development that was determined would be used for process and manufacturing development during the remainder of the year, as well as expansion of medical affairs activities to support projects and programs. The following table shows major program expenses recorded as research and development expenses.

Detail of Research and Development Expenses

	Three Months Ended March 31,
(In millions)	2015	2014
RP103:
Cystinosis (pre-commercial and extension)	$3.8	$3.7
HD (clinical)	0.5	0.5
NASH (clinical)	0.7	0.4
Preclinical programs	0.5	0.6
Other programs	0.7	0.6
Process and manufacturing development	4.6	-
R&D personnel and other costs not allocated to programs	5.8	3.7
Total Research and Development Expenses	$16.6	$9.5

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include commercial expenses related to marketing and sales operations in the U.S. and EU, including marketing and pricing studies, advertising, sales force commissions and other expenses, and market access support activities; commercial launch expenses for PROCYSBI, including patient support activities such as reimbursement assistance and establishing a customer relationship management system for our PROCYSBI sales team, and salaries and benefits for our commercial operations; intellectual property, legal and audit fees, finance, executive expenses; and other administrative and facilities costs.

Selling, general and administrative expenses increased approximately 23% to $14.8 million for the three months ended March 31, 2015 from $12.1 million in the three months ended March 31, 2014. The $2.7 million increase was primarily due to increased staffing and promotional support for commercial operations of PROCYSBI in the U.S. and building the support staff for our European operations.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 was $4.5 million and $3.0 million, respectively. The increase in interest expense was due primarily to the interest increase the debt principal outstanding as a result of the issuance of $60 million of convertible notes in July 2014 and an amendment to the $50.0 million loan agreement that we entered into with HealthCare Royalty Partners II, L.P., or HC Royalty, in December 2012, which was amended in July 2014 to provide for an additional $10 million in term loan funding. Also contributing to the increase in interest expense was a small increase in royalty interest fees payable to HC Royalty.

Adjustment to the Fair Value of Common Stock Warrants

The adjustment to the fair value of common stock warrants was a loss of $55 thousand and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The loss for the three months ended March 31, 2015 was due primarily to an increase in stock price in the first quarter of 2015. The loss for the three months ended March 31, 2014 was due primarily to an increase in our stock price in the first quarter of 2014. At March 31, 2015 and March 31, 2014, the remaining warrants outstanding were 334,764. All warrants will expire in 2015.

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

PROCYSBI is currently available for U.S. distribution from our U.S. specialty pharmacy partner, the Accredo Health Group, Inc. (“Accredo”) which is currently our only U.S. customer and ships directly to patients. Our commercial launch in the EU commenced in April 2014, with the Almac Group, Ltd. as our distributor. PROCYSBI is not available in U.S. retail pharmacies. Prior to the third quarter of 2014, revenue was recognized in the United States once the product had been shipped by the specialty pharmacy to patients because we had not yet been able to reasonably estimate the third-party payor mix and resulting rebates due to the lack of sufficient historical data. Beginning July 2014, we were able to reasonably estimate and determine sales allowances; therefore we began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by our distributor on our behalf.

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

Note Payable

Note payable consists of loan agreements with HC Royalty as lender, totaling $60 million. In July 2014, we modified our original December 2012 loan agreement with HC Royalty as lender, under which we borrowed $50 million in two $25 million tranches received in December 2012 and May 2013, to provide for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50 million of revenue and 2.0% on revenue in excess of $50 million. The first loan principal payment of $3 million per quarter is due in June 2015 and principal payments continue at that rate for the term of the loan. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and our obligation to make payments thereunder shall terminate immediately when all payments received by HC Royalty equal $120 million.

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

The fixed and royalty interest are recognized as interest expense as incurred. The revenue related royalty interest may lead to significant fluctuations in interest expense from period to period due in part to the tiered royalty rate in effect within a calendar year.

Convertible Notes

In July 2014, we sold $60 million aggregate principal amount of 8.0% convertible senior notes due 2019 to HC Royalty and other purchasers. These convertible notes require quarterly interest payments at a fixed coupon rate equal of 8.0% until maturity or conversion, which will be no later than August 1, 2019. The convertible senior notes are convertible at the option of the holder at a conversion rate of 57.14 common shares per $1,000 principal amount of convertible senior notes at issuance (equivalent to a conversion price of $17.50 per common share), subject to adjustment in certain events. In addition, the convertible senior notes will automatically convert into shares of common stock if the price of the common stock is at or above 175% of the applicable conversion price over a 30 consecutive day period. Upon conversion of these convertible senior notes by a holder, the holder will receive shares of our common stock. The fixed interest payments are recognized as interest expense as incurred.

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

We use the Black-Scholes option pricing model as our method of valuation for warrants that are subject to warrant liability accounting. The determination of the fair value as of the reporting date is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities, which is based on the contractual terms of the underlying agreement. The fair value of the warrant liability is revalued each balance sheet date utilizing Black-Scholes valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The primary factors affecting the fair value of the warrant liability are our stock price and volatility.

We reported a net loss of $19.7 million for the three months ended March 31, 2015. If our March 31, 2015 closing stock price had been 10% lower, our net loss would have been approximately $0.1 million lower. If our March 31, 2015 closing stock price had been 10% higher, our net loss would have been approximately $0.1 million higher.

A 10% increase or decrease of our volatility assumption for warrants at March 31, 2105 would not have had a material effect on our net loss due to the low number of warrants that remain outstanding at March 31, 2015.

Stock-Based Compensation

Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior.

We based our Black-Scholes inputs on the following factors: the expected life of six years was based upon our assessment of the ten-year term of the stock options issued, along with the fact that we have been a commercial company since June 2013 and as a result, more option holders have been exercising stock options; the risk-free interest rate was based on current constant maturity treasury bill rates for six years; the volatility was based on a combination of the actual annualized volatility of our common stock price as quoted on NASDAQ since the closing of our merger with Raptor Pharmaceuticals Corp. on September 30, 2009 and of annualized volatility of peer companies; the forfeiture rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current corporate stage of development. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted. See Note 10 of our consolidated financial statements for a further discussion of our accounting for stock-based compensation.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination. We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers. As of March 31, 2015, we had identified no uncertain tax positions.

We file U.S. Federal, California, various other state and other income tax returns and various foreign country income tax returns. We are currently not subject to any income tax examinations. Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Liquidity and Capital Resources

Capital Resource Requirements

As of March 31, 2015, we had approximately $134.5 million in cash and cash equivalents, approximately $31.3 million in current liabilities (of which approximately $0.8 million represented the common stock warrant liability, which is expected to be settled in shares) and approximately $122.5 million of net working capital. In 2015, we will commence principal payments on notes payable of $3 million per quarter.

In April 2015, we completed a public offering of 10.925 million shares of our common stock for net proceeds of $92 million. Our cash and cash equivalents are expected to be sufficient to fund operations through at least the second half of 2017, based on current operating plan assumptions.

In July 2014, we arranged a $70 million funding from HealthCare Royalty Partners (“HC Royalty”) and its affiliates. The funding included $60 million in new convertible senior notes and an additional $10 million of funding pursuant to an amended and restated loan agreement.

On April 30, 2012, we entered into a sales agreement with Cowen and Company, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $40 million, from time to time through an "at the market," or ATM, equity offering program under which Cowen acts as sales agent. We paid a 3% commission to Cowen on any sales pursuant to this sales agreement. On July 3, 2013, we amended and restated the sales agreement to increase the aggregate gross sales proceeds that could be raised to $100 million. All shares then available under the gross sales proceeds authorization had been sold under the ATM agreement as of December 31, 2014.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt to fund our operations and to, among other activities, continue to commercialize PROCYSBI and develop RP103 for the potential treatment of other indications. Our future capital requirements may be substantial, and will depend on many factors, including:

•	The continuing sales of PROCYSBI in the United States and Europe;
•	The ongoing costs of establishing and maintaining sales and marketing capabilities in the United States, Europe and other countries;
•	Our ability to negotiate reimbursement and pricing of PROCYSBI in various countries outside of the United States;
•	The cost of our manufacturing-related activities in support of PROCYSBI and RP103;
•	The cost of activities and outcomes related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;
•	The cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-European countries;

•	The timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for HD; evaluating RP103 as a potential treatment for NASH in children; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;
•	The cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications using RP103;
•	The cost of evaluating and potentially acquiring or in-licensing new drug compound(s) for potential clinical development and commercialization; and
•	The cost of filing, continuing surveillance, prosecuting, defending and enforcing existing or new patent claims.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us or at all.

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research, clinical and commercial manufacturing of PROCYSBI and clinical manufacturing for our HD and our NASH clinical collaborations and our clinical study of RP103 in Leigh syndrome and other mitochondrial disorders.  Our contractual obligations have not materially changed during the three months ended March 31, 2015 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks during the three months ended March 31, 2015 have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to a material weakness in our internal control over financial reporting related to our inventory costing and overhead allocations for our commercial product PROCYSBI. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of such period because the remediation activities designed to address the root causes of the material weakness identified in 2014, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, had not operated for a sufficient time in order for them to conclude on their effectiveness.

Notwithstanding the identified material weakness in 2014 described above, our management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this Quarterly Report on Form 10-Q and other periodic filings present fairly in all material respects our financial position and results of operations at and for the periods presented in accordance with GAAP.

Changes in Internal Control over Financial Reporting

As of March 31, 2015, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 related to the design and operating effectiveness of certain management review controls. During the three-month period ended March 31, 2015, management has implemented additional and more precise general and management review controls to ensure that all available information is properly considered and reconciled as part of our plan to remediate our material weakness in the year ending December 31, 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address this material weakness or to modify the remediation steps described above. We will not be able to assess whether the steps we have taken will fully remediate the material weakness in our internal control over financial reporting until sufficient time passes in order to conduct multiple tests and evaluate their effectiveness. We anticipate that our implementation efforts should be completed and sufficient time shall have passed as of our financial reports for December 31, 2015 and plan to update our assessments and conclusions at that time as to the status of the material weakness.

Other than as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk.  Before investing in our common stock, you should carefully consider the following risk factors  together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.  If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose part or all of your investment.

Risks Associated with Commercialization and Product Development

Our revenues currently depend entirely on the commercial success of our lead drug, PROCYSBI, for the management of nephropathic cystinosis.

PROCYSBI is our only product currently approved for marketing, and as a result, our revenue and operating results substantially depend on the continued commercial success of PROCYSBI. We commenced marketing for PROCYSBI in the United States in June 2013 and Europe in April 2014. We did not have prior experience commercializing therapeutics. In the United States, we are permitted to market PROCYSBI only for the management of nephropathic cystinosis in adults and children six years and older. In September 2013, we received marketing authorization from EC to commercialize PROCYSBI for the treatment of proven nephropathic cystinosis in the EEA. However, we only recently commenced commercial sales of PROCYSBI in select countries in Europe, and have no assurance of securing reimbursement and subsequently launching in additional countries in the EEA. We believe that our results of operations and, in particular, net product sales of PROCYSBI will affect the trading price of our common stock substantially. If PROCYSBI sales do not meet expectations, our stock price may fluctuate, including a potential and possibly significant decrease.

The successful commercialization of PROCYSBI will depend on several factors, including:

•	our ability to provide acceptable evidence of the safety and efficacy of PROCYSBI;

•	compliance with regulatory requirements, including fulfilling post-approval commitments;

•	our ability to obtain approval by regulatory agencies in other countries, including appropriate product labeling;

•	the effect of current and future healthcare laws;

•	the manufacture and supply of adequate quantities of PROCYSBI in compliance with current good manufacturing practices, or GMPs, as needed to meet commercial demand;

•	adequate coverage and reimbursement for PROCYSBI from commercial health plans and government health programs, which we refer to collectively as “third-party payors”;

•	our ability to obtain acceptable prices in EEA countries and other select territories, including reimbursement at the country-specific price;

•	limitations or warnings currently contained in or as may later be required in approved labeling and the breadth of product labeling or product insert requirements;

•	our ability to enter into agreements with wholesalers, distributors and pharmacies on commercially reasonable terms; and

•	the protection, development and maintenance of intellectual property and other commercial product protection for PROCYSBI.

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

PROCYSBI may not attain or maintain market acceptance among physicians, patients, patient families, third-party payors or the healthcare community compared to the current standard of care and our competitors. We believe that the degree of market acceptance and our ability to generate significant product sales of PROCYSBI will depend on a number of factors, including:

•	the efficacy, safety, availability and ease of administration of PROCYSBI relative to alternative treatments;

•	the price of our product, both in absolute terms and relative to alternative treatments;

•	the timing of market introduction of our product relative to competitive drugs;

•	the nature of publicity related to our products relative to the publicity related to our competitors’ products;

•	the prevalence and severity of adverse side effects of PROCYSBI;

•	continued patient adherence to therapy;

•	availability of coverage and adequate reimbursement from third-party payors;

•	provision of affordable out-of-pocket costs to patients and/or other programs to ensure patient access to PROCYSBI; and

•	the identification of currently diagnosed and undiagnosed patients and the continued growth of the cystinosis market.

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

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to our manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration and continued compliance with good manufacturing practices, or GMPs, good clinical practices, or GCPs, good distribution practices, or GDPs, and good laboratory practices, or GLPs. If we, our products or product candidates, or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The regulations, policies or guidance of regulatory agencies may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For example, the Food and Drug Administration Safety and Innovation Act (“FDASIA”), requires the FDA to issue new guidance describing its policy regarding internet and social media promotion of regulated medical products, and the FDA may soon specify new restrictions on this type of promotion. In January 2014, the FDA released draft guidance on how drug companies can fulfill their regulatory requirements for post-marketing submission of interactive promotional media, and though the guidance provided insight into how the FDA views a company’s responsibility for certain types of social media promotion, there remains a substantial amount of uncertainty. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are unable to achieve and maintain regulatory compliance, we may not be permitted to market our drugs, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

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

A new drug application (“NDA”), submitted to the FDA, or a marketing authorization application (“MAA”), submitted to the EMA, must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls. This information must demonstrate the safety and efficacy of the applicable product candidate for the management of each individual indication to the satisfaction of the applicable regulatory authority. Obtaining approval of an NDA, MAA or any other filing for marketing authorization in a foreign country is an extensive, expensive and uncertain process. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The FDA, EC or other regulatory authorities may delay, limit or deny approval of RP103 or our future drug product candidates for many reasons, including:

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

We do not have internal manufacturing capabilities. Throughout 2015, we expect to continue to rely on a single source supplier for our active pharmaceutical ingredient (“API”), and throughout most of 2015, a single third-party manufacturer for the conversion to finished commercial drug product. We also rely on third parties for the distribution and pharmaceutical services of PROCYSBI in the United States and the EEA. If we are unable to rely on these third parties, our revenue will be delayed or diminished and our business, results of operations and financial condition will be materially adversely affected.

We do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture PROCYSBI or RP103. As a result, we currently contract with external contract manufacturing organizations (“CMOs”), for commercial and clinical quantities of PROCYSBI and RP103 for the indications under development. We rely on a single source supplier for our cysteamine API. While we have procured additional manufacturing support with a second supplier for clinical supply of our finished drug product, for the majority of 2015, we will continue to rely on a single third-party manufacturer for supply of finished commercial products until the second supplier can be validated and provide finished product. Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and the limited capacity and output of these third parties. Furthermore, any reduction, delay or interruption in our supply of API from the single source supplier or of our supply of finished goods from our CMO, together with any additional required efforts to identify and qualify alternative sources of API supply, could result in significant additional operating costs, interruptions in product supply, delays in sales of PROCYSBI and delays in developing RP103 for additional indications. In addition, supply arrangements from alternative sources not currently under contract may not be available on acceptable economic terms, if at all.

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

Pursuant to ongoing obligations from our NDA for PROCYSBI, we are required to collect and submit data to the FDA regularly regarding our currently observed clinical and commercial product profile and overall product safety assessment. In addition, we intend to continue to evaluate our product specification limits, and any changes to our product specifications may require additional review and approval by regulators in the United States and Europe. If there are material delays in any such review and approval process, or if regulators reject any proposals for changes in product specifications or require additional data to support the updated specifications, we may experience an inventory shortfall, which would have a material adverse effect on sales of PROCYSBI.

If we or our third-party suppliers and manufacturers fail to comply with applicable regulatory requirements, we could experience significant delays or interruptions to our manufacturing supply that may result in the delay or suspension of our preclinical or clinical trials. In addition, a regulatory agency could issue warning letters or untitled letters, seek an injunction, impose civil or criminal penalties or monetary fines, suspend or withdraw regulatory approval, suspend any ongoing clinical trials, refuse to approve pending applications or supplements to applications, suspend or impose restrictions on operations, including costly new manufacturing requirements, seize or detain products or request that we initiate a product recall.

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

The prescribing information for PROCYSBI includes several warnings relating to observed adverse reactions of cysteamine bitartrate usage. The FDA may require products approved under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (the “FDCA”), to bear the same or similar warning statements as the reference product used in the approval. We expect to update adverse reactions listed in the prescribing information based on continued commercial use and additional clinical trials. If additional adverse reactions emerge, or if there is a pattern of severe or persistent previously observed side effects in the relevant patient populations, the FDA, the European Medicines Agency (the “EMA”) or other regulatory agencies could modify or revoke our marketing approval, require us to modify our label or require us to suspend production, require a product recall, or we may choose to withdraw PROCYSBI from the market. Regulatory authorities could also require us to change the way the product is administered or modify the product in some other way, or they could require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If this were to occur, we may be unable to maintain marketing approval in our approved indications and/or obtain marketing approval in other indications. In addition, patients or their representatives may bring claims against us alleging serious adverse side effects or harm suffered as a result of use of PROCYSBI. Any such side effects or related claims could have a material adverse effect on our business, results of operations and financial condition. See also the risk factor titled “We may be subject to product liability claims.”

If we fail to demonstrate safety or efficacy in our preclinical studies or clinical trials or to keep to the terms of a product development program, our future business prospects for these drug product candidates will be materially adversely affected.

Clinical trials are very expensive, time consuming and difficult to design and implement. The outcome of clinical trials is uncertain, and results of earlier studies and trials may not be predictive of future trial results. Delays in the commencement or completion of clinical testing for RP103 or preclinical or clinical testing for any of our other product candidates could significantly affect our product development costs and business plan.

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

Under the Prescription Drug User Fee Act, the FDA seeks to respond to NDAs within ten months of the filing date, but this timeframe is often extended. For example, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In addition, FDASIA established a new category of drugs referred to as “breakthrough therapies,” which are defined as drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In the future, we may request breakthrough designation or fast track designation from the FDA for our other drug product candidates, but there can be no assurance that we will obtain such designations. Moreover, even if we obtain breakthrough designation or fast track designation from the FDA, the designations do not guarantee that the FDA will approve our NDA, that the development program or review timeline will ultimately be shorter than if we had not obtained the designations or that the FDA will not request additional information, including additional clinical studies, during its review.

We do not know whether our investigational new drug, or IND, applications for future products or the protocols for any future clinical trials will be accepted by the FDA. We do not know if our clinical trials will begin or be completed on schedule or at all. Even if completed, we do not know if these trials will produce clinically meaningful results sufficient to support an application for marketing approval. The commencement and completion of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	a limited number of, and competition for, suitable patients with particular types of disease for enrollment in clinical trials;

•	delays or failures in obtaining regulatory clearance to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	inability to design appropriate clinical trial protocols;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	inability of our clinical research organizations (“CROs”), or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•	inability by us, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, Drug Enforcement Administration or other regulatory requirements or our clinical protocols;

•	lack of efficacy during, or other unfavorable results from, clinical trials or preclinical studies;

•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;

•	failure of patients to complete the clinical trial, or inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	regulatory action by the FDA or other regulatory authorities; and

•	lack of adequate funding to continue the clinical trial, including the incurrence of any unforeseen costs.

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

PROCYSBI and our clinical development of RP103 target diseases with small patient populations, including cystinosis and HD respectively. To successfully commercialize a drug product for these indications, we must identify patients and a targeted prescriber base for the drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues. In addition, the per-patient prices at which we sell PROCYSBI and RP103 for these indications will need to be relatively high in order for us to generate an appropriate return for the investment in these product development programs and to achieve meaningful gross margins. Patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients because of the limited patient population. There can be no assurance that we will successfully obtain or maintain sufficient market share or per-patient prices. Because the potential target populations are very small, even if we obtain significant market share for PROCYSBI and RP103, we may never achieve profitability despite obtaining such significant market share.

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

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including PROCYSBI, that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. See also the risk factor titled “Legislative changes regarding manufacturers’ rebate obligations for new formulations of oral solid dosage form drugs under the Medicaid Drug Rebate Program, if applied to PROCYSBI, would have a material adverse effect on our business, results of operations and financial condition.”

In addition, the Office of Inspector General has recently increased its focus on the methodologies used by manufacturers to calculate average manufacturer price (“AMP ”), and best price (“BP”), to assess manufacturer compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

Further, third-party payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, AMP or actual acquisition cost, and for cost-benefit analyses with comparable drugs. Although the changes to reimbursement methodologies are generally intended to limit payment increases, it is difficult to project the impact of these and other alternative reimbursement methodologies on the willingness of payors to reimburse PROCYSBI and any product candidates that we may develop. To date, PROCYSBI generally has been covered and reimbursed in the United States and the select countries we have entered in Europe, but we do not know whether third-party payors will continue to cover and reimburse PROCYSBI in these markets or at the level PROCYSBI is currently covered, will reimburse PROCYSBI in other EEA countries or will reimburse RP103 and our future products until we enter into payor negotiations. If coverage and reimbursement are not available or limited, or reimbursement is available only at limited levels, our business, results of operations and financial condition will be materially adversely affected.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the “Affordable Care Act,” was adopted. This law intends to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act, among other things:

•	increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;

•	revised the definition of AMP for reporting purposes, which could further increase the amount of rebates paid by manufacturers under the Medicaid Drug Rebate Program;

•	extended the Medicaid Drug Rebate Program to beneficiaries enrolled in Medicaid managed care organizations;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and for oral solid line extensions and reformulated drugs, which, depending on how the provision is interpreted and implemented, could increase our Medicaid rebate rate substantially;

•	imposed a significant annual fee on companies that manufacture or import branded prescription drug products and established an annual non-deductible fee on entities that sell branded prescription drugs or biologics to specified government programs in the United States;

•	expanded the 340B drug discount program (excluding orphan drugs), including the creation of new penalties for non-compliance; and

•	included a 50% point-of-sale discount off negotiated prices on applicable brand-name drugs for Medicare Part D participants in the coverage gap, or “donut hole,” as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

The Affordable Care Act created a new formula to determine the rebate amount owed by manufacturers of “line extension” drugs that would likely lead to higher rebates owed by such manufacturers under the Medicaid Drug Rebate Program. The Affordable Care Act defined a line extension drug to mean a new formulation of a drug, “such as an extended release formulation.” In April 2010, CMS stated that it would issue additional guidance to manufacturers and other stakeholders concerning line extensions of existing drugs. In 2012, in implementing the new law, CMS proposed a broad definition of a line extension drug to include any single source or innovator multiple source drug that is an oral solid dosage form approved by the FDA as a change to the initial brand name listed drug; a new formulation of a previously approved oral solid dosage form drug; a new combination of two or more oral solid dosage form drugs; or a new indication for an already marketed oral solid dosage form drug. In the proposed rule, orphan drugs were included as part of the definition of a line extension drug. Although CMS has not yet issued a final rule, in the event that CMS finalizes the rule as currently proposed, PROCYSBI would likely be subject to the new rebate calculations under the Medicaid Drug Rebate Program, and, as a result, PROCYSBI sales to Medicaid beneficiaries could be reimbursed at cost and any profits from those sales could be eliminated. Approximately 20% of our current PROCYSBI sales are to Medicaid beneficiaries. Accordingly, the implementation of the proposed rules may have a material adverse effect on our business, results of operations and financial condition.

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

We do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors. However, federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency and privacy and security laws and regulations apply to us and our arrangements with healthcare providers, customers and other entities, including our marketing practices, educational programs and pricing policies. These laws include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal false claims laws, including, without limitation, the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent, such as engaging in improper promotion of products for off-label uses;

•	the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

•	in the EEA, in various member states including France, the United Kingdom, the Netherlands, Italy and Spain, rules adopted by the legislator or self-regulatory industry bodies requiring the notification and/or publication of certain transfers of value from pharmaceutical companies to healthcare professionals (for example, France has recently adopted legislation (Law No. 2011-2012, or the “French Sunshine Act,” and Decree no. 2013-414 which implements it) requiring pharmaceutical companies to disclose and publish agreements with or transfers of value to healthcare professionals);

•	the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; the UK Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense; and

•	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers, some of whom recommend, purchase and/or prescribe our products, and the manner in which we promote our products, could be subject to challenge under one or more of such laws. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If our operations are found to violate any of the laws described above or any other laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment of officers involved, any of which could adversely affect our ability to market PROCYSBI, RP103 and other future drug candidates, once approved, and materially adversely affect our business, results of operations and financial condition. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. See also the risk factor titled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, results of operations and financial condition.”

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a material weakness related to our inventory costing and overhead allocations for our commercial product PROCYSBI and determined that our review of our inventory costing and overhead allocations were not performed at a sufficiently detailed level to detect errors in our inventory and related accounts. With the oversight of management and our Audit Committee, we have initiated actions to address the root causes of the material weakness identified in 2014. There can be no assurance that such actions will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience a material weakness in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and annual auditor attestation reports. Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price. See also the section entitled “Controls and Procedures —Changes in Internal Control over Financial Reporting.”

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

Our success depends significantly on our ability to protect our proprietary technology from unauthorized use by third parties. We will be able to obtain such protection only to the extent our products are covered by valid and enforceable patents or trade secrets. Any non-confidential disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements and erode our competitive position in the market. Where we elect to pursue patent protection on our proprietary technology, we file, prosecute and maintain patent applications covering certain aspects of our technology. Patent protection may not be available, however, for some of the drug product candidates we are developing. We are required to spend significant time and money obtaining, maintaining and enforcing our patent rights, designing around patents held by others and obtaining licenses to third-party patents or other proprietary rights that cover aspects of our product candidates.

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

In addition, our patents and applications or those of our licensors may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects in form in the preparation or filing of our patents or patent applications or those of our licensors may adversely affect proper priority claims, inventorship, claim scope or patent term adjustments. As a result, the patent rights we depend upon to protect our technology may be held invalid or unenforceable or may be limited in scope. Moreover, we cannot assure you that all of the patent applications that we own or license will issue as patents or that, if issued, the claims of such patents will be held valid or enforceable or will have a scope that will be advantageous to us.

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

We own or license issued U.S. and foreign patents and pending U.S. and foreign patent applications related to certain of our drug product candidates and our other technologies. Evaluating the strength of patents covering our products candidates and other technologies in the biopharmaceutical field involves complex legal and scientific questions and can be highly uncertain. While we also rely on orphan drug exclusivity for PROCYSBI for commercial protection, the degree of patent protection we require may be unavailable or severely limited in some cases and may not adequately protect our products or permit us to gain or keep any competitive advantage. For example, the patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the U.S. Patent and Trademark Office (“USPTO”) Patent Trial and Appeal Board (“PTAB”). Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. See also the risk factor titled “Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.”

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

In addition, competitors may interfere with our success in obtaining and maintaining patent protection for our product candidates and technologies in a variety of ways. Competitors may claim that they invented the claimed invention prior to us or our licensors or may file patent applications before we or our licensors do. For example, because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, for patent applications filed before March 2013 in the United States an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

Competitors may also claim that we are infringing on their patents and that we therefore cannot develop or commercialize our product candidates or practice our technology. Competitors may also challenge our patents, if issued, by showing the USPTO or a court that the invention claimed was not novel, was obvious or is not valid for a number of other reasons.  If the USPTO or a court agrees, we could lose some or all of our rights to the challenged patents.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Thus, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Without adequate and continuing patent protection for our product candidates and technologies, we may be open to competition from generic versions of such products and competitive versions of our technologies.

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

In addition, competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To stop any such infringement or unauthorized use, litigation may be necessary. If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent, the defendant could seek to have the patent’s validity reviewed through PTAB proceedings or counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements for patent issuance, including lack of novelty, obviousness or enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one of our product candidates or technologies, we would lose at least part, and perhaps all, of the patent protection on such product candidates or technologies. Such a loss of patent protection would materially adversely affect our business, results of operations and financial condition, particularly if we do not have other regulatory protection. Moreover, our competitors could counterclaim in any suit to enforce our patents that we infringe their intellectual property.

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

Litigation related to infringement or misappropriation of a third parties’ intellectual property rights, with or without merit, is unpredictable, is generally expensive and time consuming and can divert management’s attention from our core business. If we do not prevail in any litigation in which we are alleged to have infringed or misappropriated intellectual property rights, a court could require us to pay substantial damages, treble damages and attorneys’ fees and could prohibit us from using technologies essential to our product candidates, any of which would have a material adverse effect on our business, results of operations and financial condition. If patents asserted against us are upheld as valid and enforceable and we are found to infringe them, we could be prevented from selling our product candidates or technologies unless we can obtain licenses to use the technology or ideas covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain such licenses, we could be forced to design around the infringed patents at additional cost or to abandon the infringing product candidate or technology altogether. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the market price of our common stock. As a result, our ability to grow our business and compete in the market may be harmed.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or technologies, we may not be able to prevent a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business, results of operations and financial condition, particularly if we do not have other regulatory protection for our products.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on our having valid and enforceable intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “America Invents Act”), which became effective on September 16, 2012, could increase those uncertainties and costs. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures conducted before the PTAB, including inter partes review (“IPR”). The IPR process permits third parties to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art, and generic drug manufactures and entities associated with hedge funds have recently begun challenging biopharmaceutical patents with increased frequency based on prior art through the IPR process. Prior art could render our patents or those of our licensors invalid, and the availability of the IPR process as a lower-cost alternative to litigation and faster method for challenging patents could therefore increase the likelihood that our patents or those of our licensors will be challenged and potentially rendered invalid. Moreover, if such challenges occur with respect to our UCSD licensed patents, UCSD has the right to control the defense of such proceedings.

In addition, the America Invents Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could materially adversely affect our business, financial condition and results of operations.

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

While we believe that, based on current operating plan assumptions, our cash and cash equivalents will be sufficient to fund operations through at least the second half of 2017, we will need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders, and newly issued securities may have rights, preferences and privileges senior to those of holders of our common stock. Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all. We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals, the status of our commercialization activities, sales of PROCYSBI in existing and additional markets and the general condition of the financial markets. If we fail to raise additional financing when needed, we may have to delay, partner, or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial expenses. If such actions are required, our business, results of operations and financial condition will be adversely affected, and the market value of our common stock may significantly decline.

Our loan agreement with HC Royalty and outstanding convertible senior notes contain a number of restrictive covenants and other provisions, which, if violated, could result in the acceleration of the payment terms of our outstanding indebtedness, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In December 2012, we entered into a loan agreement with HC Royalty, as lender, which we refer to as the “HC Royalty Loan Agreement.” Under the HC Royalty Loan Agreement, we agreed to borrow $50.0 million in two $25.0 million tranches. We drew down the first tranche in the amount of $25.0 million in December 2012 and the second tranche of $25.0 million in May 2013 when we achieved the milestone of U.S. approval of PROCYSBI. In July 2014, we entered into an amendment and restatement of the original HC Royalty Loan Agreement and borrowed from HC Royalty a third, $10.0 million tranche under the loan facility. Also in July 2014, we issued $60.0 million aggregate principal amount of 8.0% convertible senior notes due 2019 to HC Royalty and other purchasers.

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

Our common stock is quoted on The NASDAQ Global Market. The trading price of our common stock has been and may continue to be volatile. During the 52-week period ended March 31, 2015, our average daily trading volume was approximately 777,372 shares and the closing sales price per share of our common stock on The NASDAQ Global Market ranged from $7.12 to $12.20. Our operating performance, both financial and in the development of approved products, significantly affects the market price of our common stock. A number of factors may affect the market price of our common stock, including:

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

In connection with other collaborations, joint ventures, license agreements, acquisitions or future financings that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial and create additional dilution to our common stockholders.

Because we do not intend to pay any cash dividends on our common stock, investors will benefit from an investment in our common stock only if it appreciates in value. Investors seeking dividend income should not purchase shares of our common stock.

We have not declared or paid any cash dividends on our common stock since our inception. We anticipate that we will retain our earnings to support our operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. Our loan agreement with HC Royalty prohibits us from paying cash dividends. As a result, the success of an investment in our common stock will depend upon any future appreciation in the market price of our common stock. There can be no guarantee that the market price of our common stock will appreciate or that it will not depreciate. Investors seeking dividend income should not invest in our common stock.

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

Our Certificate of Incorporation and Bylaws, as amended, contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our Board of Directors. The provisions in our charter documents include the following:

•	the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•	the required approval of at least 66 2/3% of the shares entitled to vote to remove a director without cause;

•	the ability of our Board of Directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences, dividend rights and voting rights, which may be superior to those of the common stock, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our Board of Directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the Chairman of the Board of Directors, the chief executive officer or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

RAPTOR PHARMACEUTICAL CORP.

Date: May 7, 2015	By:	/s/ Julie A. Smith
Julie A. Smith
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Michael P. Smith
Michael P. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.1	Executive Employment Agreement, dated as of January 2, 2015, by and between Michael Smith and Raptor Pharmaceutical Corp.	8-K	1/7/2015	10.1
10.2	Executive Employment Agreement, dated as of January 2, 2015, by and between Krishna Polu and Raptor Pharmaceutical Corp.	10-K	3/2/2015	10.48
10.3	Form of Restricted Stock Unit Agreement under Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan				X
31.1	Certification of Julie Anne Smith, Chief Executive Officer and Director				X
31.2	Certification of Michael P. Smith, Chief Financial Officer, Secretary and Treasurer				X
32.1*	Certification of Julie Anne Smith, Chief Executive Officer and Director, and Michael P. Smith, Chief Financial Officer, Secretary and Treasurer				X
101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) related notes, tagged as blocks of text.

X

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.