Form 10-Q
period 2015-06-30
Raptor Pharmaceutical Corp
filed 2015-08-06
CIK 1070698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
(Registrant’s telephone number)

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

At August 4, 2015, there were 81,179,979 shares of the registrant’s common stock outstanding.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except shares and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$192,994	$149,613
Restricted cash	1,515	1,562
Short-term investments	27,496	-
Accounts receivable	13,167	7,455
Inventories	5,320	9,134
Prepaid expenses and other	2,326	3,841
Total current assets	242,818	171,605
Noncurrent assets:
Fixed assets, net	7,568	5,880
Goodwill	3,275	3,275
Intangible assets, net	2,855	2,974
Other assets	4,744	5,332
Total Assets	$261,260	$189,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,417	$2,550
Accrued liabilities	19,817	16,859
Common stock warrant liability	-	711
Note payable, current portion	12,000	9,000
Total current liabilities	35,234	29,120
Noncurrent liabilities:
Note payable, net of current portion	45,000	51,000
Convertible notes	60,000	60,000
Total liabilities	140,234	140,120

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 81,032,050 and 68,861,366 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	81	69
Additional paid-in capital	412,949	306,832
Accumulated other comprehensive loss	(478)	(60)
Accumulated deficit	(291,526)	(257,895)
Total stockholders' equity	121,026	48,946
Total Liabilities and Stockholders' Equity	$261,260	$189,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net product sales	$23,332	$16,313	$43,785	$28,447
Cost of sales	2,640	995	6,362	2,309
Gross profit	20,692	15,318	37,423	26,138

Operating expenses:
Research and development	11,877	11,077	28,429	20,624
Selling, general and administrative	17,770	13,326	32,608	25,390
Total operating expenses	29,647	24,403	61,037	46,014

Loss from operations	$(8,955)	$(9,085)	$(23,614)	$(19,876)

Interest income	68	10	95	41
Interest expense	(4,784)	(3,497)	(9,282)	(6,476)
Foreign currency transaction gain (loss)	232	19	(243)	36
Adjustment to fair value of common stock warrants	(440)	(134)	(495)	(1,297)
Net loss before provision for income taxes	(13,879)	(12,687)	(33,539)	(27,572)
Provision for income taxes	(70)	(6)	(92)	(12)

Net Loss	$(13,949)	$(12,693)	$(33,631)	$(27,584)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	129	48	(418)	197

Comprehensive Loss	$(13,820)	$(12,645)	$(34,049)	$(27,387)

Net loss per share:
Basic and diluted	$(0.17)	$(0.20)	$(0.45)	$(0.44)

Weighted-average shares outstanding:
Basic and diluted	79,771,454	62,652,079	74,485,415	62,414,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(33,631)	$(27,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,165	5,650
Fair value adjustment of common stock warrants	495	1,297
Amortization of intangible assets	119	120
Depreciation of fixed assets	630	246
Amortization of debt issuance cost	611	300
Changes in assets and liabilities:
Accounts receivable	(5,712)	405
Inventories	3,814	(5,350)
Prepaid expenses and other assets	1,515	1,023
Deposits	(23)	-
Accounts payable	867	(3,402)
Accrued liabilities	2,958	3,728
Deferred revenue	-	(1,702)
Net cash used in operating activities	(21,192)	(25,269)

Cash flows from investing activities:
Net purchase of fixed assets	(2,318)	(2,056)
Purchase of short-term investments	(27,496)	-
Change in restricted cash	47	(530)
Net cash used in investing activities	(29,767)	(2,586)

Cash flows from financing activities:
Proceeds from sale of common stock	98,325	-
Proceeds from the exercise of common stock warrants	301	1,826
Proceeds from the exercise of common stock options and ESPP	5,409	1,611
Debt issuance costs	-	(631)
Offering costs	(6,277)	(43)
Payments on capital lease	-	(19)
Payments on note payable	(3,000)	-
Net cash provided by financing activities	94,758	2,744
Effect of exchange rates on cash and cash equivalents	(418)	159
Net decrease in cash and cash equivalents	43,381	(24,952)
Cash and cash equivalents, beginning of period	149,613	83,052
Cash and Cash Equivalents, End of Period	$192,994	$58,100

Supplemental cash flow information:
Interest paid	$5,492	$5,431
Income taxes paid	$243	$159
Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability reclassified to equity upon exercise	$1,206	$7,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the financial position and results of operations of Raptor Pharmaceutical Corp. (the "Company" or "Raptor") and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements as of such date but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Raptor is a biopharmaceutical company focused on developing and commercializing transformative treatments for people affected by rare and debilitating diseases. The Company’s first product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules ("PROCYSBI"), received marketing approval from the U.S. Food and Drug Administration ("FDA") on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older. In Europe, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission ("EC"), for marketing in the European Union ("EU") as an orphan medicinal product for the management of proven nephropathic cystinosis. PROCYSBI received seven years of market exclusivity, through 2020, as an orphan drug in the United States and ten years of market exclusivity, through 2023, as an orphan drug in Europe. The Company commenced commercial sales of PROCYSBI in the United States in June 2013, and in Europe in April 2014. For at least the near term, the Company’s ability to generate revenues is entirely dependent upon sales of PROCYSBI in the United States for the management of nephropathic cystinosis in adults and children six years and older and in the EU for the management of proven nephropathic cystinosis.

Raptor’s development pipeline includes its proprietary delayed-release form of cysteamine, or RP103, the investigational form of PROCYSBI, and its proprietary oral 4-methylpyrazole, or Convivia®. Raptor currently has product candidates in clinical development designed to potentially treat Huntington’s disease ("HD"), non-alcoholic steatohepatitis ("NASH") in children, Leigh syndrome and other mitochondrial disorders and aldehyde dehydrogenase deficiency ("ALDH2"). Raptor’s preclinical programs are based upon bioengineered novel drug candidates that are designed to address current and potential other cysteamine indications, as well as target cancer and other diseases.

The Company is subject to a number of risks, including: the level of commercial sales of PROCYSBI in the United States and Europe; the ability to successfully launch PROCYSBI in other international markets; uncertainty as to whether the Company’s regulatory efforts, research and development efforts will result in expanded labeling for PROCYSBI and additional commercialization for RP103 in various indications or additional commercial products; competition from other organizations; reliance on other entities for manufacturing; reliance on licensing the proprietary technology of others; uncertain patent protection; and the need to raise capital through equity and/or debt financings. Funding may not be available when needed on terms that are acceptable to the Company, if at all. If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries: Raptor Pharmaceuticals Inc., formerly known as Raptor Therapeutics Inc., which merged with Raptor Discoveries Inc. in December 2012 prior to changing its name, and Raptor European Products, LLC, each of which was incorporated in Delaware on August 1, 2007, and February 14, 2012, respectively, and Raptor Pharmaceuticals Europe B.V. (“BV”), Raptor Pharmaceuticals France SAS (“SAS”), Raptor Pharmaceuticals Germany GmbH (“GMBH”) and RPTP European Holdings C.V. (“CV”), domiciled in the Netherlands on December 15, 2009, in France on October 30, 2012, in Germany on October 16, 2013 and in the Cayman Islands on February 16, 2012, respectively. All inter-company accounts have been eliminated.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the Company’s reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency

The Company’s consolidated functional currency is the U.S. dollar. BV, SAS, and GMBH, the Company’s Dutch subsidiary, French subsidiary, and German Subsidiary, respectively, use the European Euro as their functional currency. The CV subsidiary, a Cayman-based subsidiary, uses the dollar as its functional currency. At each quarter end, each foreign subsidiary’s balance sheets are translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive loss are translated into U.S. dollars based upon an average exchange rate during the period.

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker, the chief executive officer. The Company’s long-lived assets maintained outside the U.S. are not material.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash equivalents, restricted cash, short-term investments, accounts payable, accrued liabilities, note payable and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates. The warrant liability was carried at fair value, which was determined using the Black-Scholes option valuation model at the end of each reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds, with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. As of June 30, 2015, the Company had $193.0 million in cash and cash equivalents, of which $10.1 million was held by its foreign subsidiaries.

Restricted Cash

Restricted cash represents certificates of deposit and compensating balances required by the Company’s U.S. and European banks as collateral for credit cards and for access to a value-added tax deferral program.

Short-term Investments

Short-term investments represent investments in high quality commercial paper with original maturities of greater than 90 days but less than six months. The Company invests in short-term, high credit-quality funds in order to obtain higher yields on its cash reserves. Such investments are not insured by the Federal Deposit Insurance Corporation. The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of June 30, 2015.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Revenue Recognition and Accounts Receivable

The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company determines that persuasive evidence of an arrangement exists based on written contracts that define the terms of its revenue arrangements. Pursuant to the contract terms, the Company determines when title to products and associated risk of loss has passed on to the customer. The Company assesses whether the Company’s product and/or revenue fees are fixed or determinable based on the payment terms associated with the corresponding transaction and whether the sales price and/or fees are subject to refund or adjustment. The Company assesses collectability based primarily on the customer’s payment history and creditworthiness, and records a reserve for product returns based upon timing and history of similar product sales and returns in the pharmaceutical industry.

PROCYSBI is currently distributed in the U.S. by a specialty pharmacy distributor, the Accredo Health Group, Inc. ("Accredo") which is currently the Company’s only U.S. customer and ships directly to patients. The Company’s distributor in the EU is the Almac Group, Ltd. PROCYSBI is not available in U.S. retail pharmacies. Authorization of coverage by patients’ commercial insurance plans, Raptor’s patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients. Prior to the third quarter of 2014, revenue was recognized in the United States once the product had been shipped by the specialty pharmacy to patients because the Company had not yet been able to reasonably estimate the third-party payor mix and resulting rebates based on its lack of sufficient historical data. Beginning July 2014, the Company was able to reasonably estimate and determine sales allowances; therefore at that time the Company began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy. Revenue is currently recognized in the EU once confirmed orders from pharmacies have been shipped and invoiced for payment by the distributor on the Company’s behalf.

The Company records revenue net of expected discounts, distributor fees, and rebates, including government rebates such as Medicare and Medicaid in the United States. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payor and payor mix information, which is known in the United States at the time of shipment to the distributor and in Europe at the time of shipment to pharmacies, and the government-mandated discount rates applicable to government-funded programs. The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts and chargebacks. Estimates for chargebacks and prompt-payment discounts are based on contractual terms and the Company’s expectations regarding utilization rates.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life. Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to the approval by the EC on September 6, 2013, the Company recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense. Subsequent to FDA and EC approval, the Company began capitalizing these costs including manufacturing overhead of inventory intended for sale as commercial inventory.

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Upon launching PROCYSBI in June 2013 in the United States and in April 2014 in the EU, the Company began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; inventory variance amortization; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego ("UCSD").

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

Goodwill and Intangible Assets

Intangible assets primarily include the intellectual property and other rights relating to DR Cysteamine (currently utilized in PROCSYBI and in the development of RP103)   associated with a licensing agreement with UCSD, which was acquired by the Company in a 2009 merger. The intangible assets related to RP103 are amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents. The 20-year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products.

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

Common Stock Warrant Liabilities

The Company previously issued common stock warrants that contained conditional obligations that could have required the Company to transfer cash to settle the warrants upon the occurrence of certain fundamental transactions. Therefore, the Company classified the warrants as liabilities. The Company re-measured the common stock warrant liability at the end of every reporting period with the change in value reported in the Company’s consolidated statements of operations and comprehensive loss. At the exercise date, the fair values of these warrants were re-measured and reclassified to equity. As of June 30, 2015, all common stock warrants subject to liability classification had been exercised or expired.

Note Payable

Note payable consists of a loan agreement with HealthCare Royalty Partners II, L.P. ("HC Royalty"), as lender, which was amended effective July 1, 2014. The amendment qualified as a modification of debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, as the Company determined the amendment did not result in substantially different terms. The amended loan requires quarterly interest payments at an annual fixed interest rate of outstanding principal and includes a synthetic royalty component based on net product revenue, including PROCYSBI, in a calendar year. The amended loan is a senior secured obligation of the Company.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note payable is carried at its unpaid principal balance. The fixed and royalty interest under both agreements are recognized as interest expense as incurred.

See Note 7 for additional information on note payable.

Convertible Notes

Convertible notes include unsecured convertible senior notes and are carried at their unpaid principal balance. Interest on the notes is payable quarterly and the notes mature on August 1, 2019. If converted by a holder, upon conversion, the holder of the notes would receive shares of the Company’s common stock.

See Note 8 for additional information on note payable.

Debt Issuance Costs

Debt issuance costs are expenses associated with the issuance of the loan agreements with HC Royalty and the convertible notes. Debt issuance costs which were capitalized are being amortized over the life of the respective debt to interest expense using the interest method. Debt issuance costs are a component of Other Assets on the Company’s consolidated balance sheets.

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

	Six Months Ended June 30,
	2015	2014
Options to purchase common stock	9,231,283	9,952,407
Convertible debt	3,428,571	-
Restricted stock unit awards outstanding	287,363	-
Warrants to purchase common stock	236,812	334,764
Total Potentially Dilutive Securities	13,184,029	10,287,171

Comprehensive Loss

The components of comprehensive loss include net loss and foreign currency translation adjustments.

Stock-Based Compensation

Compensation costs related to the Company’s stock incentive plans are measured at the grant date based on the fair value of the equity instruments awarded and are recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The compensation expense for stock-based compensation awards is reduced by an estimate for forfeitures.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Incentive Plans

In February 2010, the Company’s shareholders approved the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (“2010 Stock Incentive Plan”) for executive officers, employees, and non-employee directors. The Incentive Plan provides for the grant of stock options, restricted stock units (“RSUs”), and other types of awards to eligible participants. Long-term incentive awards granted under the 2010 Stock Incentive Plan generally vest over a four-year period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest over a one year period. The cost of the awards is amortized over the vesting period on a straight-line basis.

In November 2014, the Company’s Board of Directors approved the 2014 Employment Commencement Stock Incentive Plan (“2014 Commencement Plan”) under Rule 5635(c)(4) of the Nasdaq Global Select Market for equity grants to induce new employees to enter into employment with the Company.

On May 19, 2015, at the Company’s Annual Meeting of Stockholders, the stockholders approved amendments to the Company’s 2010 Stock Incentive Plan ("2015 Plan Amendment"). These amendments were previously approved by the Company’s Board of Directors in February 2015. Among other things, the 2015 Plan Amendment increased the share reserve available for issuance under the 2010 Stock Incentive Plan by 3,456,620 shares to an aggregate of 15,393,002 shares plus any shares which are subject to awards under the 2014 Commencement Plan which are forfeited or lapse unexercised and which are not issued under the 2014 Commencement Plan, all of which may be used for any form of award under the 2010 Stock Incentive Plan. Following the approval of the 2015 Plan Amendment by our stockholders, no new equity grants will be made under the 2014 Commencement Plan.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development expenses primarily include salaries and benefits for medical, clinical, regulatory, quality, pharmacovigilance, preclinical, and research personnel, preclinical and nonclinical studies, clinical trials, and drug manufacturing expenses, including certain commercial drug manufacturing expenses prior to obtaining marketing approval.

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

The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements. The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of June 30, 2015, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company files U.S. federal, California, various other state and other income tax returns and various foreign country income tax returns. The Company is currently not subject to any income tax examinations. Due to the Company’s net operating losses ("NOLs"), generally all tax years remain open.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. In July 2015, the FASB voted to defer the effective date of this ASU for one year, revising the effective date for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2017, and interim periods thereafter; early adoption is permitted.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective prospectively for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)
June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$178,193	$-	$-	$178,193
Short-term investments	27,496	-	-	27,496
Total	$205,689	$-	$-	$205,689

Liabilities
Common stock warrants	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$137,938	$-	$-	$137,938
Total	$137,938	$-	$-	$137,938

Liabilities
Common stock warrants	$-	$-	$711	$711
Total	$-	$-	$711	$711

(1)	Cash equivalents represent the fair value of the Company’s investments in money market funds at June 30, 2015 and December 31, 2014.

Certain of the Company’s common stock warrants are classified as liabilities and are, therefore, re-measured using the Black-Scholes option valuation model at the end of each reporting period with the change in value reported in the Company’s consolidated statements of operations and comprehensive loss. At June 30, 2015, all common stock warrants subject to liability classification had been exercised or expired.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents a reconciliation of the Company’s recurring fair value measurements categorized within Level 3 of the fair value hierarchy (liability-classified common stock warrants).

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Common Stock Warrants

	Six Months Ended June 30,
(In thousands)	2015	2014
Beginning fair value	$711	$7,066
Change in fair value recognized in earnings	495	1,297
Exercises	(1,206)	(7,503)
Ending Fair Value	$-	$860

Effect of Raptor’s Stock Price and Volatility Assumptions on the Calculation of Fair Value of Warrant Liabilities

As discussed above, the Company uses the Black-Scholes option pricing model as its method of valuation for warrants that are subject to warrant liability accounting. The determination of fair value as of the reporting date is affected by Raptor’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and a risk-free interest rate. The primary factors affecting the fair value of the warrant liability are the Company’s stock price and volatility.

3.  INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods related to the manufacture of PROCYSBI. Raw materials include the active pharmaceutical ingredient ("API"), cysteamine bitartrate. Work-in-process includes third party manufacturing cost and an overhead allocation of the Company’s manufacturing and quality testing expenses. Also included in inventories are raw materials that may be used for clinical trials, which are charged to research and development expense when consumed.

The following table summarizes the components of inventories.

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$1,143	$6,290
Work-in-process	798	721
Finished goods	3,379	2,123
Total Inventories	$5,320	$9,134

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

4.  FIXED ASSETS

The following table presents the components of fixed assets and their estimated useful lives.

(In thousands)	June 30, 2015	December 31, 2014	Estimated useful lives
Assets under construction	$4,047	$2,393	-
Office furniture	2,258	2,198	7 years
Laboratory equipment	1,704	1,373	5 years
Computer hardware and software	1,000	815	3 years
Leasehold improvements	558	470	Lease term
Total at cost	9,567	7,249
Less: accumulated depreciation	(1,999)	(1,369)
Total Fixed Assets, Net	$7,568	$5,880

Depreciation expense for the six months ended June 30, 2015 and 2014 was approximately $630 thousand and $246 thousand, respectively.

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

Pursuant to the license agreement with UCSD, the Company was obligated to pay an annual maintenance fee until the commencement of commercial sales of any licensed products is developed. The Company is also obligated to pay milestone payments upon the occurrence of certain events, royalties on net sales from products developed pursuant to the license agreement and a percentage of sublicense fees or royalties, if any. The Company is obligated to fulfill predetermined milestones within a specified number of years from the effective date of the license agreement, depending on the indication. To the extent that the Company fails to perform these obligations under the agreement, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

In May 2013, the Company announced that the FDA approved PROCYSBI (cysteamine bitartrate) delayed release capsules for the management of nephropathic cystinosis in adults and children 6 years and older. Subsequently, in September 2013, the Company announced that the EC approved PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate) as an orphan medicinal product for the management of proven nephropathic cystinosis for marketing in the EU. In conjunction with these approvals, the Company paid milestone payments to UCSD during the second and third quarters of 2013 of $0.8 million and $0.5 million, respectively, pursuant to this license, which were capitalized as intangible assets.

A summary of intangible assets acquired is as follows:

(In thousands)	Useful Life (Years)	June 30, 2015	December 31, 2014
Intangible asset (IP license for RP103) related to the Encode merger	20.0	$2,620	$2,620
Intangible assets (UCSD license - FDA and EC approval milestones)	20.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		4,110	4,110
Less accumulated amortization		(1,255)	(1,136)
Intangible Assets, Net		$2,855	$2,974

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The intangible assets related to RP103 are being amortized over an estimated useful life of 20 years, which is the life of the intellectual property patents associated with the UCSD license agreement. The 20 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. Other intangible assets are being amortized using the straight-line method over an estimated useful life of 16 years, which is the life of their corresponding intellectual property patents.

During the six months ended June 30, 2015 and year ended December 31, 2014 there was no intangible asset impairment recognized. During both the three months ended June 30, 2015 and 2014, the Company amortized approximately $37 thousand of intangible assets to research and development expense. During the both the six months ended June 30, 2015 and 2014, the Company amortized approximately $74 thousand of intangible assets to research and development expense.

Amortization expense for intangible assets for each of the next five years is expected to be as follows:

(In thousands)	Amortization Expense
2015 (remaining 6 months)	$119
2016	238
2017	238
2018	238
2019	238

The Company tested the carrying value of goodwill for impairment as of December 31, 2014 and determined that there was no impairment.

6.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

(In thousands)	June 30, 2015	December 31, 2014
Personnel-related costs	$5,606	$6,879
Clinical trials and research and development costs	2,935	2,522
Rebates and other sales deductions	2,711	3,231
Synthetic royalty interest payable	2,065	369
License royalty payable	1,283	972
Manufacturing costs	885	284
Legal and other professional services	1,430	1,008
Other	2,902	1,594
Total Accrued Liabilities	$19,817	$16,859

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

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In July 2014, the Company entered into an amended and restated loan agreement with HC Royalty which revised the terms of the 2012 loan agreement between the Company and HC Royalty, and also provided for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in each calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50 million of revenue and 2.0% on revenue in excess of $50 million. The first quarterly principal payment of $3 million was due in June 2015. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and the Company’s obligation to make payments thereunder will terminate immediately when all payments received by HC Royalty equal $120.0 million.

Prior to July 1, 2014, with respect to the first $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bore a royalty rate of 6.25% of the first $25.0 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly. Prior to July 1, 2014, with respect to the second $25.0 million tranche, for each calendar year (prorated for any portion thereof), the loan bore a variable royalty interest rate of 6.0% of the first $25.0 million of net product revenues for such calendar year, 3.0% of product net revenues for such calendar year in excess of $25.0 million and up to $50.0 million, and 1.0% of product net revenues for such calendar year in excess of $50.0 million, payable quarterly.

The Company’s amended and restated loan agreement with HC Royalty includes affirmative and negative covenants, including the use of commercially reasonable efforts to exploit RP103 in specific markets and compliance with laws, as well as restrictions on mergers and sales of assets, incurrence of liens, incurrence of indebtedness and transactions with affiliates and other requirements. To secure the performance of the Company’s obligations under the loan, the Company granted a security interest to HC Royalty in substantially all of its assets, the assets of its domestic subsidiaries and a pledge of stock of certain of its domestic subsidiaries. The Company’s failure to comply with the terms of the loan and related documents, the occurrence of a change of control of the Company or the occurrence of an uncured material adverse effect on the Company or the occurrence of certain other specified events, will result in an event of default under the loan that, if not cured or waived, could result in the acceleration of the payment of all of its indebtedness, as well as prepayment penalties, to HC Royalty and interest thereon. Under the terms of the security agreement, in an event of default, the lender can potentially take possession of, foreclose on, sell, assign or grant a license to use, the Company’s pledged collateral and assign and transfer the pledged stock of certain of its subsidiaries.

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, variable royalty interest became payable to HC Royalty based upon net revenues of PROCYSBI. Interest expense on the loan, excluding amortization of debt issuance costs, for both the three months ended June 30, 2015 and 2014 was approximately $3.3 million. Interest expense on the loan, excluding amortization of debt issuance costs, for the six months ended June 30, 2015 and 2014 was approximately $6.3 million and $6.2 million, respectively.

The following table presents contractual principal payments of the note payable at June 30, 2015.

(In thousands)	Note Principal Payments
2015 (six months)	$6,000
2016	12,000
2017	12,000
2018	12,000
2019	12,000
2020 and thereafter	3,000
Total	$57,000

Unamortized debt issuance costs on the loan agreement totaled $1.9 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively. Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

8.  CONVERTIBLE NOTES

In July 2014, the Company sold $60 million aggregate principal amount of 8.0% convertible senior notes due August 2019 to HC Royalty and other purchasers. These convertible notes require quarterly interest distributions at a fixed coupon rate equal to 8.0% until maturity or conversion, which will be no later than August 1, 2019. The convertible senior notes are convertible at the option of the holder at a conversion rate of 57.14 common shares per $1,000 principal amount of convertible senior notes at issuance (equivalent to a conversion price of $17.50 per common share), subject to adjustment in certain events. Upon conversion of these convertible senior notes by a holder, the holder will receive shares of the Company’s common stock.

In addition, the Company may elect to exercise the optional redemption, as defined in the note purchase agreement, in which case the convertible senior notes will convert into shares of common stock if the price of the common stock is at or above 175% of the applicable conversion price over a 30 consecutive day period. Upon the occurrence of a “change of control”, as defined in the note purchase agreement, the holders may require the Company to repurchase all or a portion of the notes for cash at 100% of the principal amount of the notes being purchased, plus a repayment premium and any accrued and unpaid interest. To secure the performance of the Company’s obligations under the convertible notes agreement, the Company has assigned certain of its assets as collateral.

Interest expense on convertible notes, excluding amortization of debt issuance costs, was $1.2 million and $2.4 million for the three and six months ended June 30, 2015, respectively. Unamortized debt issuance costs on these convertible notes totaled $2.6 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively. Amortization expense for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively.

9.  CAPITAL STRUCTURE

Preferred Stock

At June 30, 2015, the Company was authorized to issue 15,000,000 shares of $0.001 par value per share of preferred stock. There were no preferred shares issued and outstanding.

Common Stock

At June 30, 2015, the Company was authorized to issue 150,000,000 shares of $0.001 par value per share of common stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. In April 2015, the Company completed a public offering of 10.925 million shares of its common stock for net proceeds after expenses of $92.0 million. As of June 30, 2015 and December 31, 2014, there were 81,032,050 and 68,861,366 shares, respectively, of the Company’s common stock issued and outstanding.

Stockholder Rights Plan

The Company’s stockholder rights plan entitled the holder of each outstanding share of common stock of the Company to one stock purchase right (a “Right”). Each Right entitled the registered holder to purchase from the Company one thousandth of a share of the Company’s Series A Participating Preferred Stock (the “Preferred Shares”) at a price of $15 per one one-thousandth of a Preferred Share (the “Purchase Price”), once the Rights became exercisable. The Rights were not exercisable until the earlier of either (a) 10 days after the public announcement that a person, together with all affiliates or associates of such person, has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock, or (b) 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group of affiliated or associated persons began a tender or exchange offer which, if completed, would result in that person or group of affiliated or associated persons becoming an Acquiring Person. Each one one-thousandth of a share preferred stock, if issued, would have the same voting power as one one-hundred thirty-sixth (1/136th) of a share of common stock and would have entitled holders to a per share payment equal to the payment made on one one-hundred thirty-sixth (1/136th) of a share of common stock, so that one full share of preferred stock would be entitled to receive a payment one one-hundred thirty-sixth (1/136th) of 1,000 times the per share payment to a share of common stock, provided that shares of the Company’s common stock were exchanged via merger, consolidation or a similar transaction. The Rights expired on May 13, 2015.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Common Stock Issuance under At-The-Market ("ATM") Agreement

On April 30, 2012, the Company entered into an "At-the-Market" ("ATM") sales agreement, with Cowen and Company, LLC ("Cowen"), under which the Company could, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM offerings on the NASDAQ Stock Market (the “Sales Agreement”). On July 3, 2013, the Company and Cowen amended and restated the Sales Agreement (the "Amended and Restated Sales Agreement") to increase the aggregate gross sales proceeds that could be raised to $100 million. Cowen was the sole sales agent for any sales made under the ATM for a 3.0% commission on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices varied. During the six months ended June 30, 2014, there were no shares sold under the ATM. As of December 31, 2014, the Company did not have any remaining shares available under the ATM for future sales of the Company’s common stock.

Common Stock Warrants

During the three months ended June 30, 2015, Company received approximately $0.3 million from the exercise of warrants in exchange for the issuance of 97,952 shares of the Company’s common stock. There were no exercises of warrants during the three months ended March 31, 2015. During the six months ended June 30, 2014, the Company received approximately $1.8 million from the exercise of warrants in exchange for the issuance of 611,606 shares of the Company’s common stock.

The number of common stock warrants outstanding as of June 30, 2015 were as follows:

	Number of Shares Exercisable	Exercise Price		Expiration Date
Issued in connection with Encode merger	233,309	$2.87		12/13/2015
TorreyPines warrants assumed in 2009 Merger	3,503	157.08		9/26/2015
Total Warrants Outstanding	236,812	$5.15	(1)

(1)	Weighted average exercise price

The warrants issued by the Company in the August 2010 private placement and the December 2009 equity financing contain a conditional obligation that may require the Company to transfer assets to repurchase the warrants upon the occurrence of potential future events. Under ASC 480, a financial instrument that may require the issuer to settle the obligation by transferring assets is classified as a liability. Therefore, the Company has classified the warrants from both financings as liabilities and marks them to fair value at each period end. All warrants issued in connection with the December 2009 equity financing have been exercised or expired as of December 31, 2014. All warrants issued in connection with the August 2010 private placement have been exercised or expired as of June 30, 2015.

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

A Black-Scholes option-pricing model was used to obtain the fair value of the warrant liabilities using the following assumptions at December 31, 2014. There were no warrants subject to ASC 480 at June 30, 2015.

December 31, 2014	August 2010 Private Placement Investors and Placement Agent
Fair value (in thousands)	$711
Black-Scholes inputs:
Stock price	$10.28
Exercise price	$3.08
Risk free interest rate	0.12%
Volatility	95.00%
Expected term (years)	0.50
Dividend	-

10.  STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan, as amended, provides for stock options, restricted stock or restricted stock units to be granted to its employees, independent contractors, consultants and non-employee directors.

On November 25, 2014, as a key requirement of the Company’s strategy of strengthening its leadership team and employee base, continuing the expansion of its commercial activities into new territories, and increasing the expansion of its product development programs, the Company’s Board of Directors approved the 2014 Employment Commencement Stock Incentive Plan. The plan was approved pursuant to Rule 5635(c)(4) of the Nasdaq Global Select Market for equity grants to induce new employees to enter into employment with the Company. Up to 2,400,000 shares were available to be issued under this plan.

On May 19, 2015, at the Company’s Annual Meeting of Stockholders, the stockholders approved amendments to the Company’s 2010 Stock Incentive Plan. These amendments were previously approved by the Company’s Board of Directors in February 2015. Among other things, the 2015 Plan Amendment increased the share reserve available for issuance by 3,456,620 under the 2010 Stock Incentive Plan to an aggregate of approximately 15.4 million shares plus any shares which are subject to awards under the 2014 Commencement Plan which are forfeited or lapse unexercised and which are not issued under the 2014 Commencement Plan, all of which may be used for any form of award under the 2010 Stock Incentive Plan. Following the approval of the 2015 Plan Amendment by the Company’s stockholders, no new equity grants will be made under the 2014 Commencement Plan.

During the three and six months ended June 30, 2015, the Company received approximately $2.7 million and $4.9 million, respectively, from the exercise of stock options. At June 30, 2015, there were 4,157,674 shares remaining available for issuance under the 2010 Stock Incentive Plan.

The Company recorded employee stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cost of goods sold	$44	$47	$76	$87
Research and development	631	739	1,215	1,298
Sellin, general and administrative	3,636	2,489	5,874	4,265
Total Stock-Based Compensation Expense	$4,311	$3,275	$7,165	$5,650

RAPTOR PHARMACEUTICAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In the three months ended June 30, 2015, the Company incurred $1.3 million of incremental stock-based compensation costs associated with modifications to one retiring director’s stock option grants. These modifications included the acceleration of unvested shares and an extended period to exercise vested options.

A summary of the stock option activity in the 2010 Equity Incentive Plan, as amended, the 2006 Equity Compensation Plan, as amended, and the Company’s other equity plans, is as follows:

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Option Shares	Weighted- average Exercise Price	Option Shares	Weighted- average Exercise Price
Beginning balance	9,663,956	$8.15	8,857,961	$7.71
Granted	334,464	11.53	1,970,325	10.05
Exercised	(539,301)	4.97	(1,072,700)	4.54
Canceled	(227,836)	11.19	(524,303)	11.10
Outstanding Balance at Period End	9,231,283	8.39	9,231,283	8.39

Restricted Stock Units

At June 30, 2015, there were 287,363 RSUs outstanding. There were 312,202 RSUs granted and 15,795 RSUs forfeited related to employee departures during the three months ended June 30, 2015. During the three months ended June 30, 2015, there were 10,044 RSU distributions. Unvested RSUs at June 30, 2015 vest through 2019.

Employee Stock Purchase Plan

The ESPP allows a maximum of 1,000,000 shares of common stock to be purchased in aggregate for all employees. At June 30, 2015, 86,268 shares had been purchased, and there remained a de minimus amount of uninvested employee contributions in the ESPP. As of June 30, 2015, there were approximately 913,732 shares reserved for future issuance under the ESPP.

11.  COMMITMENTS AND CONTINGENCIES

The Company maintains several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research and clinical and commercial manufacturing and distribution of PROCYSBI and clinical manufacturing of drug product for the Company’s HD and NASH clinical collaborations. The Company’s contractual obligations did not change significantly during the six months ended June 30, 2015 compared to those disclosed as of December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2015, and the notes to such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  All references to the “Company,” “we,” “our” and “us” include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc., Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology.  All such statements, other than statements of historical facts, including those regarding our financial condition, future results of operations, projected revenues and expenses, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing intellectual properties, technologies, products, plans, and objectives of management, markets for our securities, and other matters, involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of the filing made with the Securities and Exchange Commission (the “SEC”) in which such statements were made. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made.  We cannot give you any assurance that such forward-looking statements will prove to be accurate and such forward-looking events may not occur.  Our business’s actual operations, performance, development and results might differ materially from any forward-looking statement due to known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Unless required by U.S. federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation and disclaim any intention to update or release publicly any revisions to these forward-looking statements after the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events or for any other reason.

Plan of Operation and Overview

We are a biopharmaceutical company focused on developing and commercializing transformative treatments for people affected by rare and debilitating diseases.

Our product, PROCYSBI, received marketing approval in the U.S. from the Federal Drug Administration (the “FDA”) in April 2013 for the management of nephropathic cystinosis in adults and children six years and older. In Europe, PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a marketing authorization in September 2013 from the European Commission (the “EC”) as an orphan medicinal product for the management of proven nephropathic cystinosis in the European Union (the “EU”). The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area, or “EEA”). PROCYSBI received seven and ten years of market exclusivity due to its designation as an orphan drug in the United States and the EU, respectively. We achieved first commercial sales of PROCYSBI in the United States in June 2013 and in the EU, specifically in Germany, in April 2014.

Clinical Development Programs

Our three active clinical development programs utilize RP103, which contains the same active pharmaceutical ingredient as PROCYSBI, cysteamine bitartrate. RP103 and PROCYSBI both utilize our proprietary capsule formulation containing delayed-release enteric coated microbeads of cysteamine bitartrate. Cysteamine bitartrate was approved in the United States in 1994 and the EU in 1997 as an orally available immediate-release powder in a capsule for the management of cystinosis. We have an exclusive worldwide license from the University of California, San Diego (“UCSD”), to delayed-release cysteamine bitartrate, which is the basis for our proprietary formulation of cysteamine. We currently have product candidates in clinical development designed to potentially treat Huntington’s disease (“HD”), non-alcoholic steatohepatitis in children (“pediatric NASH”)  , and  mitochondrial disorders including Leigh syndrome,.

Our other current clinical-stage product candidate is Convivia®, our proprietary oral formulation of 4-methylpyrazole, for the potential management of acetaldehyde toxicity due to alcohol consumption by individuals with aldehyde dehydrogenase (“ALDH2”) deficiency, an inherited metabolic disorder.

Preclinical Product Candidate Programs

Our preclinical programs include our cysteamine dioxygenase, or ADO, program and our HepTide program designed to potentially treat HCC and other cancers susceptible to induced lysosomal storage.

Future Activities

Over the remainder of the fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the U.S. and Europe; launching or providing access to PROCYSBI in other countries in the EU and other select countries around the world; maintain progress on filing a New Drug Submission, or NDS, for cysteamine bitartrate delayed-release capsules with Health Canada; conducting a clinical trial to evaluate PROCYSBI in cystinosis patients that are cysteamine-naïve, as well as other supporting trials in underdeveloped markets; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; supporting regulatory pathways and/or clinical trials of RP103 for the potential treatment of HD, pediatric NASH, Leigh syndrome and mitochondrial disorders; enhancing and expanding our product manufacturing capabilities; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; seeking additional business development partners in Asia for our Convivia product candidate; and developing new preclinical, clinical and or commercial opportunities, including novel proprietary product candidates, technologies or products identified and acquired through business development activities.

Results of Operations – Three and Six Months Ended June 30, 2015 and 2014

Net Product Sales

Our first U.S. sales of PROCYSBI commenced in June 2013. The first European sales of PROCYSBI commenced in April 2014. For the three months ended June 30, 2015 and 2014, we recognized $23.3 million and $16.3 million, respectively, in PROCYSBI net product sales. For the six months ended June 30, 2015 and 2014, we recognized $43.8 million and $28.4 million, respectively, in PROCYSBI net product sales. PROCYSBI net product sales growth in the second quarter and first half of 2015 was driven by further market penetration in the U.S. and demand from sales in Germany and the launch of PROCYSBI in other European countries.

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

Cost of Sales

Cost of sales for the three months ended June 30, 2015 and 2014 were $2.6 million and $1.0 million, respectively. Cost of sales for the six months ended June 30, 2015 and 2014 were $6.4 million and $2.3 million, respectively. The increase in cost of sales for the second quarter of 2015 and first half of 2015 was primarily attributable to an increase in product sales and inventory reserves.

Cost of sales primarily includes: raw materials and manufacturing costs for our commercial product PROCYSBI, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales, other indirect costs such as distribution, labeling, inventory variance amortization, shipping and supplies, and provisions for inventory expiration and other inventory reserves. Costs capitalized as inventory are expensed as cost of sales as product is sold.

Prior to FDA approval of PROCYSBI, our commercial manufacturing costs had been recorded as research and development expenses. As a result, our cost of sales in 2014 reflected a lower average direct product cost per unit than is recorded in the current period and will be recorded in the future.

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

Research and development expenses increased approximately 7% to $11.9 million for the three months ended June 30, 2015 from $11.1 million for the three months ended June 30, 2014. The $0.8 million increase was primarily due to lab services on research and discovery projects.

Research and development expenses increased approximately 38% to $28.4 million for the six months ended June 30, 2015 from $20.6 million for the six months ended June 30, 2014. The $7.8 million increase was primarily due to raw materials charged to research and development that was determined would be used for process and manufacturing development during the remainder of the year, as well as increased lab services for discovery and quality work.

The following table shows major program expenses recorded as research and development expenses. In 2015, we began allocating internal compensation and overhead to individual program expense.

Detail of Research and Development Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
RP103:
Cystinosis (pre-commercial and extension)	$5.4	3.3	$15.1	6.9
HD (clinical)	0.8	0.3	2.1	0.8
NASH (clinical)	1.1	0.5	2.6	0.9
Mitochondrial	0.7	0.7	2.1	1.2
Discovery	1.2	0.6	2.2	1.3
Other programs	0.3	-	0.4	-
Other costs not allocated to programs	2.4	5.7	3.9	9.5
Total Research and Development Expenses	$11.9	$11.1	$28.4	$20.6

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include commercial expenses related to marketing and sales operations in the U.S. and EU, including marketing and pricing studies, advertising, sales force commissions and other expenses, and market access support activities; commercial launch expenses for PROCYSBI, including patient support activities such as reimbursement assistance and establishing a customer relationship management system for our PROCYSBI sales team, and salaries and benefits for our commercial operations; intellectual property, legal and audit fees, finance and executive expenses; and other administrative and facilities costs.

Selling, general and administrative expenses increased approximately 33% to $17.8 million for the three months ended June 30, 2015 from $13.3 million in the three months ended June 30, 2014. Selling, general and administrative expenses increased approximately 28% to $32.6 million for the six months ended June 30, 2015 from $25.4 million in the six months ended June 30, 2014. The increases were primarily due to increased staffing and promotional support for commercial operations of PROCYSBI worldwide, corporate expenses and professional fees, and modifications to a non-employee director’s stock awards.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $4.8 million and $3.5 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 was $9.3 million and $6.5 million, respectively. The increase in interest expense was due primarily to the increase in debt principal outstanding as a result of the issuance of $60 million of convertible notes in July 2014 and an amendment to the $50.0 million loan agreement that we entered into with HealthCare Royalty Partners II, L.P. (“HC Royalty”) in December 2012, which was amended in July 2014 to provide for an additional $10 million in term loan funding. Also contributing to the increase in interest expense was a small increase in variable royalty interest fees payable to HC Royalty.

Adjustment to the Fair Value of Common Stock Warrants

The adjustment to the fair value of common stock warrants was a loss of $0.4 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively. The adjustment to the fair value of common stock warrants was a loss of $0.5 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. The loss for the both the three and six months ended June 30, 2015 and 2014 was due primarily to an increase in stock price over the respective periods.

In the second quarter of 2015, the Company received $0.3 million for the exercise of 97,952 common stock warrants. At June 30, 2015, 236,812 common stock warrants remained outstanding, none of which were subject to fair value adjustment. All warrants will expire in 2015.

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

Revenue Recognition and Accounts Receivable

We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. Pursuant to the contract terms, we determine when title to products and associated risk of loss has passed onto the customer. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and creditworthiness, and record a reserve for product returns based upon the timing and history of similar product sales and returns in the pharmaceutical industry. As of June 30, 2015, no products had been returned.

PROCYSBI is currently available for U.S. distribution from our U.S. specialty pharmacy partner, the Accredo Health Group, Inc. (“Accredo”) which is currently our only U.S. customer and ships directly to patients. PROCYSBI is not available in U.S. retail pharmacies. Prior to the third quarter of 2014, revenue was recognized in the United States once the product had been shipped by the specialty pharmacy to patients because we were not able to reasonably estimate the third-party payor mix and resulting rebates due to the lack of sufficient historical data. Beginning July 2014, we were able to reasonably estimate and determine sales allowances; therefore we began recognizing PROCYSBI revenue at the point of sale to the specialty pharmacy. Our commercial launch in the EU commenced in April 2014, with the Almac Group, Ltd. as our distributor. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by our distributor on our behalf.

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

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life. Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to EC approval on September 6, 2013, we recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense. Subsequent to FDA and EC approval, we began capitalizing these costs and manufacturing overhead as commercial inventory. Upon launching PROCYSBI in mid-June 2013 in the United States and in April 2014 in the EU, we began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; inventory variance amortization; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to UCSD.

Note Payable

Note payable consists of loan agreements with HC Royalty as lender, totaling $60 million. In July 2014, we modified our original December 2012 loan agreement with HC Royalty as lender, under which we borrowed $50 million in two $25 million tranches received in December 2012 and May 2013 (the “HC Royalty Loan”), to provide for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The HC Royalty Loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in each calendar year, and such royalty is payable quarterly. The variable royalty rate under the HC Royalty Loan has been revised to 8.0% on the first $50 million of annual revenue and 2.0% on annual revenue in excess of $50 million. The first loan principal payment of $3 million per quarter was due in June 2015 and principal payments continue at that rate for the term of the loan. All term loans under the HC Royalty Loan mature on March 31, 2020. The HC Royalty Loan and our obligation to make payments thereunder will terminate immediately when all payments received by HC Royalty equal $120 million.

With respect to the original loan agreement, first $25 million tranche, for each calendar year, the loan bore a royalty rate of 6.25% of the first $25 million of product net revenues, 3.0% of product net revenues for such calendar year in excess of $25 million and up to $50 million, and 1.0% of product net revenues for such calendar year in excess of $50 million, payable quarterly. With respect to the second $25 million tranche, for each calendar year, the loan bore a royalty rate of 6.0% of the first $25 million of product net revenues for such calendar year, 3.0% of product net revenues for such calendar year in excess of $25 million and up to $50 million, and 1.0% of product net revenues for such calendar year in excess of $50 million, payable quarterly.

The fixed and variable royalty interest are recognized as interest expense as incurred. The revenue related royalty interest may lead to significant fluctuations in interest expense from period to period due in part to the tiered royalty rate in effect within each calendar year.

Convertible Notes

In July 2014, we sold $60 million aggregate principal amount of 8.0% convertible senior notes due August 2019 to HC Royalty and other purchasers. These convertible notes require quarterly interest payments at a fixed coupon rate equal of 8.0% until maturity or conversion, which will be no later than August 1, 2019. The convertible senior notes are convertible at the option of the holder at a conversion rate of 57.14 common shares per $1,000 principal amount of convertible senior notes at issuance (equivalent to a conversion price of $17.50 per common share), subject to adjustment in certain events. In addition, the convertible senior notes will automatically convert into shares of common stock if the price of the common stock is at or above 175% of the applicable conversion price over a 30 consecutive day period. Upon conversion of these convertible senior notes by a holder, the holder will receive shares of our common stock. The fixed interest payments are recognized as interest expense as incurred.

Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or more often when impairment indicators are present. We have one reporting unit. Therefore, our consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. We performed our goodwill impairment test as of December 30, 2014 and noted no impairment.

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

Common Stock Warrant Liabilities

The common stock warrants we issued in connection with certain fiscal year 2009 and 2010 equity financings contained conditional obligations that may have required us to transfer cash to settle the warrants upon the occurrence of certain fundamental transactions. Therefore, we classified the warrants as liabilities. We re-measured the liability at the end of every reporting period with the change in value reported in our consolidated statements of operations. At the exercise date, the fair values of these warrants were re-measured and reclassified to equity.

We used the Black-Scholes option pricing model as our method of valuation for warrants that were subject to warrant liability accounting. The determination of the fair value as of the reporting date was affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables included, but were not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities, which is based on the contractual terms of the underlying agreement. The fair value of the warrant liability was revalued each balance sheet date utilizing Black-Scholes valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The primary factors affecting the fair value of the warrant liability are our stock price and volatility. At June 30, 2015, all common stock warrants subject to liability classification had been exercised or expired.

We reported a net loss of $33.6 million for the six months ended June 30, 2015. A 10% increase or decrease of our volatility assumption or stock price for warrants during the three months ended June 30, 2015 would not have had a material effect on our net loss, due to the low number of warrants that were outstanding during the period.

Stock-Based Compensation

Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility, employee stock option exercise behavior, and forfeitures.

We based our Black-Scholes inputs on the following factors: the expected life of six years was based upon our assessment of the ten-year term of the stock options issued, along with the fact that we have been a commercial company since June 2013 and as a result, more option holders have been exercising stock options; the risk-free interest rate was based on current constant maturity treasury bill rates for six years; the volatility was based on a combination of the actual annualized volatility of our common stock price as quoted on NASDAQ since the closing of our merger with Raptor Pharmaceuticals Corp. on September 30, 2009 and of annualized volatility of peer companies; and the dividend rate was based on our current decision to not pay dividends on our stock at our current corporate stage of development. Our forfeiture rate was based on our assessment of our historical employee turnover. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted. See Note 10 of our consolidated financial statements for a further discussion of our accounting for stock-based compensation.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination. We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers. As of June 30, 2015, we had identified no uncertain tax positions.

We file U.S. federal, California, various other state and other income tax returns and various foreign country income tax returns. We are currently not subject to any income tax examinations. Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Liquidity and Capital Resources

Capital Resource Requirements

As of June 30, 2015, we had $193.0 million in cash and cash equivalents, $27.5 million in short-term investments, $35.2 million in current liabilities and approximately $207.6 million of net working capital. In the second quarter of 2015, we commenced principal payments of $3 million per quarter on our note payable.

Days’ sales in accounts receivable increased to 51 at June 30, 2015 from 48 days at March 31, 2015 (based on prior quarter’s revenue. It is not unusual to see a fluctuation in the Company’s pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons. Historically, the Company has not experienced any bad debt write-offs.

In April 2015, we completed a public offering of 10.925 million shares of our common stock for net proceeds of $92 million. Our cash and cash equivalents are expected to be sufficient to fund into the second half of 2017, based on current operating plan assumptions.

In July 2014, we arranged a $70 million funding from HC Royalty and its affiliates. The funding included $60 million in new convertible senior notes and an additional $10 million of funding pursuant to the HC Royalty Loan.

In April 2012, we entered into a sales agreement with Cowen and Company (“Cowen”) to sell shares of our common stock, with aggregate gross sales proceeds of up to $40 million, from time to time through an “at the market,” (“ATM”) equity offering program under which Cowen acts as sales agent (the “Sales Agreement”). We paid a 3% commission to Cowen on any sales pursuant to this sales agreement. On July 3, 2013, we amended and restated the Sales Agreement to increase the aggregate gross sales proceeds that could be raised to $100 million. All shares then available under the gross sales proceeds authorization had been sold under the ATM agreement as of December 31, 2014.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt to fund our operations and to, among other activities, continue to commercialize PROCYSBI and develop RP103 for the potential treatment of other indications. Our future capital requirements may be substantial, and will depend on many factors, including:

•	The continuing sales of PROCYSBI in the United States, Europe, and other international markets;
•	The ongoing costs of establishing and maintaining sales and marketing capabilities in the United States, Europe and other international markets;
•	Our ability to negotiate reimbursement and pricing of PROCYSBI in various countries outside of the United States;
•	The cost of our manufacturing-related activities in support of PROCYSBI and RP103;
•	The cost of activities and outcomes related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;
•	The cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-European countries;
•	The timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for HD; evaluating RP103 as a potential treatment for pediatric NASH; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;
•	The cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials in potential new clinical indications using RP103;
•	The cost of evaluating and potentially acquiring or in-licensing and developing and commercializing new drug compounds; and
•	The cost of filing, continuing surveillance, prosecuting, defending and enforcing existing or new patent claims.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us or at all.

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research, clinical and commercial manufacturing of PROCYSBI and clinical manufacturing for our HD and NASH clinical collaborations and our clinical study of RP103 in Leigh syndrome and other mitochondrial disorders. Our contractual obligations have not materially changed during the six months ended June 30, 2015 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks during the six months ended June 30, 2015 have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2015, we have implemented procedures designed to address the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 related to the design and operating effectiveness of certain management review controls. During the six month period ended June 30, 2015, management has implemented additional and more precise general and management review controls to ensure that all available information is properly considered and reconciled as part of our plan to remediate our material weakness in the year ending December 31, 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address this material weakness or to modify the remediation steps described above. We will not be able to assess whether the steps we have taken will fully remediate the material weakness in our internal control over financial reporting until sufficient time passes in order to conduct multiple tests and evaluate their effectiveness. We anticipate that our implementation efforts should be completed and sufficient time shall have passed as of our financial reports for December 31, 2015 and plan to update our assessments and conclusions at that time as to the status of the material weakness.

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

PROCYSBI is our only product currently approved for marketing, and as a result, our revenue and operating results substantially depend on the continued commercial success of PROCYSBI. We commenced marketing for PROCYSBI in the United States in June 2013 and Europe in April 2014. We did not have prior experience commercializing therapeutics. In the United States, we are permitted to market PROCYSBI only for the management of nephropathic cystinosis in adults and children six years and older. In September 2013, we received marketing authorization from the EC to commercialize PROCYSBI for the treatment of proven nephropathic cystinosis in the EEA. However, we only recently commenced commercial sales of PROCYSBI in select countries in Europe and have no assurance of securing reimbursement and subsequently launching in additional countries in the EEA. We believe that our results of operations and, in particular, our net product sales of PROCYSBI will affect the trading price of our common stock substantially. If PROCYSBI sales do not meet market expectations, our stock price may fluctuate and may significantly decrease.

The continued successful commercialization of PROCYSBI will depend on multiple factors, including:

•	our ability to provide acceptable evidence of the safety and efficacy of PROCYSBI;
•	compliance with regulatory requirements, including fulfilling post-approval commitments;
•	our ability to obtain approval by regulatory agencies in other countries, including appropriate product labeling;
•	the effect of current and future healthcare laws;
•	the manufacture and supply of adequate quantities of PROCYSBI in compliance with current good manufacturing practices (“GMPs”) as needed to meet commercial demand;
•	adequate coverage and reimbursement for PROCYSBI from commercial health plans and government health programs, which we refer to collectively as “third-party payors”;
•	our ability to obtain acceptable prices in EEA countries and other select territories, including reimbursement at the country-specific price;
•	limitations or warnings currently contained in or as may later be required in approved labeling and the breadth of product labeling or product insert requirements;
•	our ability to enter into agreements with wholesalers, distributors and pharmacies on commercially reasonable terms; and
•	the protection, development and maintenance of intellectual property and other commercial product protection for PROCYSBI.

If we fail to grow sales of PROCYSBI in existing markets or to successfully commercialize PROCYSBI in other countries within a reasonable time period, we will have reduced financial resources and may be unable to fully execute our business plans, and our results of operations and financial condition will be materially adversely affected.

Our ability to generate significant product sales from PROCYSBI is dependent upon market acceptance among physicians, patients, patient families, third-party payors and the healthcare community.

PROCYSBI may not attain or maintain market acceptance among physicians, patients, patient families, third-party payors or the healthcare community compared to the current and evolving standards of care and to standards of care from new competitors. We believe that the degree of market acceptance and our ability to generate significant product sales of PROCYSBI will depend on a number of factors, including:

•	the efficacy, safety, availability and ease of administration of PROCYSBI relative to alternative treatments;
•	the price of our product, both in absolute terms and relative to the quality of therapeutic benefits and price of alternative treatments;
•	the timing of market introductions of our product and product line relative to competitive drugs;
•	the nature of publicity related to our products relative to the publicity related to our competitors’ products;
•	the prevalence and severity of adverse side effects of PROCYSBI;
•	continued good patient compliance to therapy;
•	availability of coverage and adequate reimbursement from third-party payors;
•	provision of affordable out-of-pocket costs to patients and/or other programs to ensure patient access to PROCYSBI; and
•	the identification of currently diagnosed and undiagnosed patients and the continued growth of the cystinosis market.

Our efforts to educate patients, physicians, parents, the medical community and third-party payors on the benefits of PROCYSBI may require significant resources and may not be successful at the levels planned. If PROCYSBI does not achieve and maintain significant market acceptance among physicians, patients, patient families, third-party payors and the healthcare community, our business, results of operations and financial condition will be materially adversely affected.

The amount of our product sales of PROCYSBI in the EEA is dependent in part upon the pricing and reimbursement guidelines adopted in each of the EEA countries, which may not be at acceptable levels to us.

We currently sell PROCYSBI in select EEA countries at the German price. One or more EEA countries may not support our anticipated pricing and reimbursement levels for PROCYSBI, particularly in light of the budget crises faced by a number of countries and third-party payors in the EEA, which would negatively affect revenues from PROCYSBI. The pricing and reimbursement process in EEA countries can be lengthy and involved, and we do not have significant experience with this process. Failure to timely complete the pricing and reimbursement process in the EEA countries will delay our ability to further market PROCYSBI and our ability to derive revenues from those countries.

PROCYSBI is, and any other future product candidates, if approved, will be, subject to extensive and ongoing regulatory requirements and continued regulatory review, which will result in significant expense, and we may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our products.

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration and continued compliance with good manufacturing practices, or GMPs, good clinical practices, or GCPs, good distribution practices, or GDPs, and good laboratory practices (“GLPs”). If we, our products or product candidates, or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of a product, suspend or withdraw product approvals, revoke necessary licenses or suspend product reimbursement;
•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;
•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•	suspend any ongoing clinical trials;

•	delay or refuse to approve pending applications or supplements to approved applications we have filed;
•	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements;
•	seize or detain products or require us to initiate a product recall; or
•	commence criminal investigations and prosecutions.

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
•
regulatory authorities may not schedule an advisory committee meeting  in a timely manner or at all, or, if an  advisory committee is convened it may recommend against approval of our application or may recommend that the regulatory agency require, as a condition of approval, additional preclinical studies or clinical trials; approval may also be contingent on a Risk Evaluation and Mitigation Strategy, which limits the labeling, distribution or promotion of a drug product;

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

We do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture PROCYSBI or RP103. As a result, we currently contract with external contract manufacturing organizations (“CMOs”), for commercial and clinical quantities of PROCYSBI and RP103 for the indications under development. We rely on a single source supplier for our cysteamine API. While we have procured additional manufacturing support with a second supplier for clinical supply of our finished drug product, for the remainder of 2015, we will continue to rely on a single third-party manufacturer for supply of finished commercial products until the second supplier can be validated and provide finished product. Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and the limited capacity and output of these third parties. Furthermore, any reduction, delay or interruption in our supply of API from the single source supplier or of our supply of finished goods from our CMO, together with any additional required efforts to identify and qualify alternative sources of API supply, could result in significant additional operating costs, interruptions in product supply, delays in sales of PROCYSBI and delays in developing RP103 for additional indications. In addition, supply arrangements from alternative sources not currently under contract may not be available on acceptable economic terms, if at all.

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

In addition, the Office of Inspector General has recently increased its focus on the methodologies used by manufacturers to calculate average manufacturer price (“AMP”), and best price (“BP”), to assess manufacturer compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

 If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

We recently requested that the FDA remove one of our two patents from the list of patents identified in the FDA Orange Book for PROCYSBI. If a third party such as a generic drug company decided to file an abbreviated new drug application (“ANDA”) for a generic version of PROCYSBI, that third party would not be required to provide a statement that the specific patent we requested be removed from the FDA Orange Book is invalid or would not be infringed upon by the manufacture, use or sale of the drug product for which the ANDA is submitted (a “paragraph IV certification”) with respect to that specific patent. However, the third party would be obligated to submit an appropriate certification against the other patent currently listed in the Orange Book for PROCYSBI as well as any additional patents that, if issued, may be listed in the future. While PROCYSBI has received exclusive marketing rights as an orphan drug in the United States into 2020 and therefore has commercial protection on that basis, the FDA can subsequently approve a drug for the same conditions as PROCYSBI under certain circumstances. See the risk factor titled “If we fail to maintain orphan drug or other regulatory exclusivity for PROCYSBI or to obtain and maintain exclusivity for our orphan drug product candidates, our competitors may sell products to treat the same conditions, possibly at lower prices, and our revenues will be significantly reduced.”

Even if they are unchallenged, our patents and patent applications, if granted, may not adequately protect our product candidates or technology or prevent others from designing around our patent claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but that falls outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we own or license covering our product candidates is successfully challenged, then our ability to commercialize such product candidates could be adversely affected, and we may face unexpected competition that may materially adversely affect our business, results of operations and financial condition.

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

Competitors may also claim that we are infringing on their patents and that we therefore cannot develop or commercialize our product candidates or practice our technology. Competitors may also challenge our patents, if issued, by showing the USPTO or a court that the invention claimed was not novel, was obvious or is not valid for a number of other reasons. If the USPTO or a court agrees, we could lose some or all of our rights to the challenged patents. Competitors may also initiate validity challenges to our patents at the USPTO PTAB. See also the risk factor titled “Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.”

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

If we do not obtain, or if we lose, adequate patent protection for our product candidates, and if we do not have other regulatory exclusivity for such product candidates, others may develop and commercialize products that are the same as, or similar to, our product candidates, which would adversely affect our business, results of operations and financial condition.

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

In December 2012, we entered into the Royalty Loan Agreement. Under the HC Royalty Loan Agreement, we agreed to borrow $50.0 million in two $25.0 million tranches. We drew down the first tranche in the amount of $25.0 million in December 2012 and the second tranche of $25.0 million in May 2013 when we achieved the milestone of U.S. approval of PROCYSBI. In July 2014, we entered into an amendment and restatement of the original HC Royalty Loan Agreement and borrowed from HC Royalty a third, $10.0 million tranche under the loan facility. Also in July 2014, we issued $60.0 million aggregate principal amount of 8.0% convertible senior notes due 2019 to HC Royalty and other purchasers.

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

The required payments of principal and interest on our indebtedness under the HC Royalty Loan Agreement and convertible senior notes may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations. Both the HC Royalty Loan Agreement and the convertible senior notes bear interest at an annual fixed rate of 8.0%. The HC Royalty Loan Agreement also bears a synthetic royalty based on our net revenues from PROCYSBI and other future-approved products in each calendar year. This royalty and the interest under the HC Royalty Loan Agreement and the convertible senior notes are payable quarterly. Principal payments under the HC Royalty Loan Agreement became due beginning in June 2015, and we made a principal payment of $3 million to HC Royalty in June 2015. The convertible senior notes will mature on August 1, 2019, unless earlier converted, redeemed or repurchased.

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

Our common stock is quoted on The NASDAQ Global Market. The trading price of our common stock has been and may continue to be volatile. During the 52-week period ended June 30, 2015, our average daily trading volume was approximately 915,529 shares and the closing sales price per share of our common stock on The NASDAQ Global Market ranged from $8.04 to $16.13. Our operating performance, both financial and in the development of approved products, significantly affects the market price of our common stock. A number of factors may affect the market price of our common stock, including:

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

Anti-takeover provisions under Delaware law and in our Certificate of Incorporation and Bylaws, as amended, may prevent or complicate attempts by stockholders to change the Board of Directors or current management and could make a third-party acquisition of us difficult.

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

RAPTOR PHARMACEUTICAL CORP.

Date: August 6, 2015	By:	/s/ Julie A. Smith
Julie A. Smith
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Michael P. Smith
Michael P. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Bylaws of Raptor Pharmaceutical Corp.	8-K	5/18/2015	3.2

10.1	2015 Plan Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	DEF 14A	3/26/2015	Appendix A

31.1	Certification of Julie Anne Smith, Chief Executive Officer and Director				X

31.2	Certification of Michael P. Smith, Chief Financial Officer, Secretary and Treasurer				X

32.1*	Certification of Julie Anne Smith, Chief Executive Officer and Director, and Michael P. Smith, Chief Financial Officer, Secretary and Treasurer				X

101
The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.
X

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.