Form 10-K
period 2015-12-31
Raptor Pharmaceutical Corp
filed 2016-02-26
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(415) 408-6200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter) was $1,267 million.

The number of shares of the registrant’s common stock outstanding, par value $0.001, on February 22, 2016 was 85,243,864.

The documents incorporated by reference are as follows: Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

RAPTOR PHARMACEUTICAL CORP.

2015 Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS

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

In some cases, these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “might,” “will,” “could,” “should,” “would,” “projects,” “anticipates,” “predicts,” “intends,” “continues,” “estimates,” “potential,” “opportunity” or the negative of these terms or other comparable terminology. All such statements, other than statements of historical facts, including, but not limited to:

•	statements regarding our financial condition and future results of operations;
•	projected revenues from sales of PROCYSBI, QUINSAIR or future product candidates;
•	business strategies and operating efficiencies or synergies;
•	our products’ competitive positions;
•	potential clinical efficacy of our product candidates;
•	growth opportunities for existing intellectual properties and technologies;
•	patient market size for our products and product candidates, and market adoption of our products by patients and physicians;
•	timing of or costs of our clinical trials;
•	plans and objectives of management,
•	markets for our securities;
•	the impact of changes in laws and accounting standards;
•	our ability to repay our notes or raise capital in the public markets; and
•	our estimates of the timing of our need to raise capital.

These and other prospective matters, involve substantial risks and uncertainties and constitute forward-looking statements for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You should not place undue reliance on these statements, which only reflect information available as of the date that they were made. Our business’ actual operations, performance, developments and results might differ materially from any forward-looking statement due to various known and unknown risks, uncertainties, assumptions and contingencies, including those described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K as well as other documents we file with the SEC. In light of the significant uncertainties inherent in such forward-looking statements, you should not regard the inclusion of this information as a representation by us or any other person that the results or conditions described in those statements or our objectives and plans will be achieved.

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

PART I

1.  BUSINESS

You should read the following discussion in conjunction with our consolidated financial statements as of December 31, 2015, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Unless otherwise stated or the context requires otherwise, for the period from and after the effective time of the 2009 Merger (as described below under “Corporate Information”),  all references in this Annual Report on Form 10-K to the “Company,” “we,” “our,” “us,” “Raptor” and similar references refer to the company formerly known as TorreyPines Therapeutics, Inc. and now known as Raptor Pharmaceutical Corp. and its direct and indirect wholly-owned subsidiaries Raptor Pharmaceuticals Inc., Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

Corporate History

In September 2009, our subsidiary merged with and into Raptor Pharmaceutical Corp., a Delaware corporation, or RPC, pursuant to which the stockholders of RPC received shares of our common stock in exchange for their shares of stock and RPC survived as our wholly-owned subsidiary. This merger is referred to herein as the 2009 Merger. Immediately prior to the 2009 Merger, we changed our corporate name from “TorreyPines Therapeutics, Inc.” to “Raptor Pharmaceutical Corp.”  At the time of the 2009 Merger, RPC had two principal subsidiaries, Raptor Discoveries, a development-stage research and development company, and Raptor Therapeutics, which focused on developing clinical-stage drug product candidates through to commercialization and, in connection with the 2009 Merger, these two subsidiaries became our subsidiaries. In December 2012, the two principal subsidiaries were merged and currently operate under the name Raptor Pharmaceuticals Inc. Due to the amount of our stock issued to the stockholders of RPC in the 2009 Merger, RPC was treated as the “accounting acquirer” in the merger, and its board of directors and officers managed and operated the combined company. In December 2011, we merged RPC with and into us and it ceased to exist as a separate company. TorreyPines Therapeutics was incorporated in July 1997 under the name “Axonyx, Inc.” and RPC was incorporated in May 2006 under the name “Highland Clan Creations Corp.”

Overview

We are a biopharmaceutical company focused on developing and commercializing transformative treatments for people affected by rare and debilitating diseases.

Our first commercial product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules (“PROCYSBI”), received marketing approval from the U.S. Food and Drug Administration (“FDA”) on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older. On August 14, 2015, we received FDA approval for the expanded use of PROCYSBI to treat children two to six years of age with nephropathic cystinosis. In Europe, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission (“EC”), for marketing in the European Union (“EU”) as an orphan medicinal product for the management of proven nephropathic cystinosis. The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area or EEA). PROCYSBI received seven years of market exclusivity, through 2020 for patients six years and older as an orphan drug in the United States and ten years of market exclusivity, through 2023, as an orphan drug in Europe. Recently, PROCYSBI received orphan drug designation for the treatment of patients ages two years to six years, through 2022. We commenced commercial sales of PROCYSBI in the United States in June 2013 and in Europe in April 2014. For at least the near term, our ability to generate revenue is dependent upon sales of PROCYSBI in the United States for the management of nephropathic cystinosis in adults and children two years and older and in the EU for the management of proven nephropathic cystinosis.

As of December 31, 2015, insurers of U.S. commercial patients reimburse Raptor for PROCYSBI therapy at a Wholesale Acquisition Cost, or WAC, price for PROCYSBI of $17,812.50 per bottle of 250 75-mg capsules and $4,275.00 per bottle of 60 25-mg capsules. Prices for PROCYSBI therapy vary among patients because doses are individually based on a patient’s weight. In September 2013, we executed an agreement to participate in the U.S. State Medicare/Medicaid rebate program, which is reflected in our net revenues in mandatory rebates on reimbursements for patients receiving state Medicare and Medicaid insurance coverage. As of December 31, 2015, our price to German, Swiss and Austrian pharmacies was €5,850.23 per bottle of 250 75-mg capsules and €468.02 per bottle of 60 25-mg capsules.

In October 2015, we acquired various assets and rights related to levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating chronic lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. QUINSAIR is the first inhaled fluoroquinolone approved for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis 18 years old and older. We plan to launch QUINSAIR in Europe in the first half of 2016 and Canada later in 2016. We plan to discuss the path to potential approval in the same indication in the United States with the FDA in 2016. We will also pursue a clinical program for the development of MP-376 in non-cystic fibrosis related bronchiectasis in 2016 and are planning to do work in preparation to support further clinical development of MP-376 in nontuberculous mycobacteria. QUINSAIR is not approved in the United States, and we may not market or commercialize QUINSAIR in the United States for any indication unless we receive FDA approval, which we may not be able to obtain.

Cysteamine Mechanism of Action

Cysteamine, or 2-aminoethanethiol, the active pharmaceutical ingredient in PROCYSBI, is a molecule generated naturally in human cells during the metabolism of cysteine. Cysteamine is used to construct the key enzymatic cofactor involved in energy produced from sugars and lipids. Cysteamine’s uniquely reactive properties result in a number of physiological effects when given in pharmaceutical doses.

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

•

Proteostasis – Heat shock proteins, or HSPs, are chaperones that play an important role in protein-protein interactions such as folding and assist in the establishment of proper protein conformation. Proper protein folding may also prevent unwanted protein aggregation. By helping to stabilize partially unfolded proteins, HSPs aid in transporting proteins across membranes within the cell. HSPs are typically produced by cells in response to stress or injury, or other metabolic imbalance. HSPs are part of a cell’s mechanism for protein maintenance. The presence of cysteamine within a cell has been shown to increase transcription of certain HSPs that are key components to the cell’s ability to maintain the integrity of proteins.

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

•	Transcription inhibition-Cysteamine inhibits transcription of a variety of collagens and basement membrane-related proteins:
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

About Nephropathic Cystinosis

We estimate that there are approximately 500 patients diagnosed with cystinosis living in the United States and an estimated 2,000 worldwide. Nephropathic cystinosis comprises 95% of known cases of cystinosis. In these patients, elevated cystine leads to cellular dysfunction and death; without treatment, the disease is usually fatal by the end of the first decade of life. Cystinosis is progressive, eventually causing irreversible tissue damage and multi-organ failure, including kidney failure, blindness, muscle wasting and premature death. Nephropathic cystinosis is usually diagnosed in infancy after children present with symptoms including markedly increased urination, thirst, dehydration, gastrointestinal distress, failure to thrive, rickets, photophobia and kidney symptoms specific to Fanconi syndrome. Management of cystinosis requires lifelong therapy.

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

In addition to the population of patients who have already been identified, we believe that a number of patients with atypical phenotypic presentation and end-stage renal disease have their condition as a result of undiagnosed late-onset nephropathic cystinosis, and would benefit from treatment with PROCYSBI. We currently are collaborating with the Marshfield Clinic to develop an algorithm to identify late onset cystinosis patients.

APPROVED PRODUCT IN CANADA AND EUROPE

QUINSAIR®

QUINSAIR is a formulation of the antibiotic drug levofloxacin, suitable for inhalation via a nebulizer. This route of delivery allows higher concentrations of drug in the lung sputum than can be achieved via systemic (e.g. oral) administration. QUINSAIR, as approved,  is administered twice daily in 28-day cycles, using a hand-held nebulizer with a disposable handset known as the Zirela ® device, manufactured by our partner PARI Pharma GmbH, and configured specifically for use with QUINSAIR.

QUINSAIR is the first fluoroquinolone inhaled antibiotic to be approved in Canada and the EU for the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa in cystic fibrosis (CF) patients.  QUINSAIR was approved in the EU and Canada on the basis of three randomized, controlled studies, one Phase 2 and two Phase 3. In the EU, QUINSAIR is eligible for “new data” regulatory exclusivity of ten years after approval, a period which is concurrent with, and independent from, the period of any applicable patent.

We intend to discuss filing of a New Drug Application (“NDA”) with the FDA in 2016 for the treatment of Pseudomonas aeruginosa infection in CF based on the studies that were the basis for EU and Canadian marketing approvals. Depending on the feedback we receive, we may submit an NDA which, if approved, would enable us to market QUINSAIR in the United States.

About Pseudomonas aeruginosa infection in Cystic Fibrosis

CF is a rare, life-threatening genetic disease affecting  approximately 70,000 people  worldwide. CF is caused by a mutation in the cystic fibrosis transmembrane conductance regulator (CFTR) gene. Defective or missing CFTR protein causes poor flow of salt and water into or out of the cell in several organs, including the lungs. This leads to the buildup of abnormally thick secretions that can cause chronic lung infections and progressive lung damage in many patients that eventually leads to death.

Patients with CF are highly susceptible to colonization with bacterial infections of the lung, largely because their pulmonary mucous secretions are thicker, stickier, and more difficult to expectorate than those of healthy individuals. This creates an environment in the lung that favors bacterial proliferation. As of 2014, approximately 50% of all patients with CF in the US were colonized with Pseudomonas aeruginosa, a gram-negative bacterial infection. Infection rates climb as patients age, with over 80% of patients colonized by adulthood. In the EU, infection rates vary significantly from country to country, with a median of approximately 35% of patients colonized. These infections are currently treated primarily with inhaled antibiotics, including tobramycin, an aminoglycoside-class antibiotic sold by Novartis Pharmaceuticals Corporation as TOBI® or in dry-powder-inhalation format as TOBI Podhaler® and sold by others in generic form, and aztreonam, a monobacter-class antibiotic which is marketed in an inhaled formulation by Gilead Sciences, Inc. under the tradename Cayston®. Both tobramycin and aztreonam are primarily effective against gram-negative bacteria such as Pseudomonas aeruginosa. However, the prevalence of multi-drug-resistant Pseudomonas aeruginosa is growing. Thus, we believe there is an unmet need that might be addressed with a new class of inhaled antibiotic such as the fluoruquinolone class that levofloxacin represents.

CLINICAL DEVELOPMENT

RP103 Clinical Development

Huntington’s Disease

Huntington’s Disease (“HD”) is a rare, inherited neurodegenerative disorder caused by an autosomal dominant mutation in a gene called huntingtin (Htt). The huntingtin gene encodes a protein that is also called “huntingtin.” Expansion of a CAG triplet repeat beyond the normal range within the huntingtin gene results in a mutant form of the protein, which gradually damages cells in the brain. HD causes neuronal degeneration in the cerebral cortex and basal ganglia, which play a key role in movement and behavior control. The cumulative damage to these areas results in the hallmark symptoms of HD: a triad of movement, cognitive and neuropsychiatric symptoms which progress gradually in severity over 15-20 years, eventually causing severe physical and mental disability and premature death. The symptoms of HD usually become evident between ages 35-44 years, but the onset can also begin from childhood to late life (>75 years). The treatment options for HD patients are very limited, with no approved drugs that modify disease course. Recommended treatment strategies consist of drugs for symptomatic relief of chorea, an involuntary motor movement (with tetrabenazine, XENAZINE®, approved by the FDA) and mood disorder associated with HD as well as a variety of physical, occupational and dietary therapies.

RP103, enteric-coated delayed-release cysteamine bitartrate, is currently being evaluated as a potentially neuroprotective treatment for HD. Centre Hospitalier Universitaire  d’Angers  (“CHU d’Angers”) in France, is conducting a Phase 2/3 clinical trial of RP103, referred to as CYST-HD (Clinicaltrials.gov Identifier:NCT02101957). This trial comprises an 18-month blinded, placebo-controlled phase, followed by an 18-month open-label phase in which all patients transitioned to RP103 and an extension phase for subjects who finished the 36 month trial and wish to continue on RP103. The primary endpoint of the trial was change from the baseline of the Total Motor Score (“TMS”) of the Unified Huntington’s Disease Rating Scale (“UHDRS”) between RP103 and placebo treated patients. TMS, a validated rating scale, is comprised of approximately 15 different tests that evaluate gross and small motor function in patients with HD. The trial commenced in October 2010, with full enrollment achieved in June 2012. The study enrolled primarily Stage 1 patients showing early disease symptoms with a UHDRS TMS >5, Total Functional Capacity > 10 and a CAG repeat > 38. Due to the length of the study and the characteristic continuous progression of the disease, patients were allowed to continue their normal medication regime including taking antidepressants antipsychotics and neuroleptics. Tetrabenazine is approved as a treatment for chorea associated with HD, and chorea is a single measurement included in the TMS.

CYST-HD: 18 months results

In February 2014, we announced top line results from the planned 18-month analysis of the study. A total of 96 patients with HD were randomized to treatment with RP103 or placebo. A total of 89 patients completed the initial 18-month phase. A mixed model analysis of all 96 patients enrolled in the trial showed a trend towards slower progression of TMS in patients treated with RP103 versus those patients on placebo after 18 months treatment (4.51 vs. 6.68 respectively, p=0.19). While the results did not reach statistical significance, an overall positive trend was observed.

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

There were no new or unusual variations from RP103’s clinical safety profile with 48 of 52 patients experiencing at least one adverse event (“AE”) during the 18-month interim evaluation versus 38 of 44 under placebo. There were slightly more patients under RP103 than under placebo reporting at least one gastrointestinal AE (61.5% RP103 versus 45.5% placebo), which consisted mostly of nausea, vomiting, abdominal pain, constipation, headache and breath odor. There were five patients treated with RP103 who experienced serious adverse events (“SAEs”) compared with four patients treated with placebo. At the 18-month time point, seven patients had discontinued treatment, six in the RP103 arm and one in placebo. Three patients receiving RP103 discontinued for SAEs including one for lymphopenia, one for repetitive faintness and one for elevated liver enzymes. One SAE in the placebo group, anxiety, resulted in discontinuation.

CYST-HD: 36 months results

In December 2015, we announced top line results from the planned 36-month analysis of the study, which included subjects who crossed over from placebo to open-label treatment at the completion of month 18. The study examined the effect of RP103 in Huntington’s disease subjects treated earlier, beginning at Month 0 (RP103/RP103) compared to subjects with a delayed start to treatment, beginning at Month 18 (placebo/RP103). The primary efficacy endpoint for this analysis was the change from baseline at 36 months in the TMS component of the UHDRS between placebo/RP103 and RP103/RP103-treated subjects. Analysis of this endpoint was also completed in the open-label phase of the study at 36 months. Key secondary endpoints evaluating function included the UHDRS-TFC and Independence Scale. 88 subjects entered the open-label period and 78 subjects completed 36 months of treatment. The full analyses set included all randomized subjects from Month 0 to Month 36.

An evaluation of the change in the progression of the UHDRS-TMS at Month 36 from baseline in the full analyses set in the trial showed a 25% slower progression [10.0 (1.7) vs. 13.3 (1.8), respectively; p=0.18] in patients treated earlier with RP103 relative to those patients on a delayed start. In a completers analysis, these effects were more pronounced with a 35% slower progression [9.2(1.7) vs. 14.1(1.9), respectively p=0.06] in the earlier treatment with RP103 relative to those patients on a delayed start.  The 25% treatment effect in TMS favoring subjects treated with RP103 for the full 36 months as compared to the placebo/RP103 arm, while not statistically significant, is regarded by clinical leaders in the field as clinically meaningful. These effects on the TMS were consistent with improvements in functional measures including the UHDRS-TFC and the Independence Scale. A 23% slowing in the rate of decline in TFC [-2.0 (0.33) vs. -2.6 (0.35); p=0.25] and a 46% slowing in the rate of deterioration on the Independence Scale [-6.9(1.45) vs. -12.7 (1.54); p=0.008] was observed, favoring earlier treatment relative to a delayed start of RP103. Subjects who completed the 36 months study period are allowed to continue receiving RP103 under an extension phase of the CYST-HD clinical trial.

The safety profile observed for RP103 after completion of the 36 month study was generally consistent with what has been previously reported. The most common adverse events included nausea, vomiting, diarrhea, headache and breath odor. Three deaths due to suicide occurred during the open-label period, including two deaths that occurred in subjects in the placebo/RP103 group and one death in the RP103/RP103 group. Deaths due to suicide were generally consistent with background rates, with over 25% of patients with Huntington’s disease attempting suicide at least once and accounting for 5% to 7% of deaths, per published estimates. Suicides have not been observed in any other RP103 clinical trials or in any patients on clinical or commercial drug.

Regulatory Update

We initiated regulatory discussions with the FDA and the EMA in 2014 based on the 18-month data and most recently received feedback from the EMA in the fourth quarter of 2015 through a Scientific Advice procedure. The outcome of these interactions with both agencies indicated that additional data from a confirmatory study would be required to support an application for marketing authorization. We intend to update both regulatory agencies with the 36-month data and to discuss a trial design that would support marketing authorization.

Under our amended collaboration agreement with CHU d’Angers, we supply RP103 and placebo capsules for the clinical trial and open-label extension study and fund the third-party statistical analysis of clinical trial data in exchange for regulatory and commercial rights to the clinical trial data. Clinical expenses of the study are covered by a grant from the Programme Hospitalier de Recherche Clinique, which is funded by the French government.

In 2008, we received FDA orphan drug designation for cysteamine formulations, including RP103, for the potential treatment of HD. We have received orphan drug designation in the EU for the treatment of HD .

RP103 Mechanism in Huntington’s Disease

In HD, mutant Htt aggregate formation and processing leads to neuronal, mitochondrial, cellular stress and dysfunction and death. The metabolism of cysteamine boosts systemic cysteine, which may induce several beneficial stress responses, including the production of glutathione, that in aggregate reduce cellular oxidative stress. A major deficiency of cystathionine c-lyase (CSE), the principal generator of endogenous cysteine from cystathionine, has been shown to mediate neurodegeneration in HD. The ability of CSE and cysteine to reverse oxidative stress and lethality in HD cells suggests that cysteine supplementation and intracellular mobilization through cysteamine therapy might be beneficial in treating HD. Through inhibition of intracellular enzymes, such as transglutaminase, cysteamine inhibits protein aggregation, which are known to form in HD. Cysteamine also increases transcription and production of certain heat shock proteins, which may assist in clearing or repairing misfolded Htt and other proteins in neuronal cells. Cysteamine and its dimer cystamine have been shown in preclinical studies to increase levels of brain derived neurotropic factor, or BDNF. BDNF is induced by cortical neurons and helps support survival, growth and differentiation of new neurons and synapses. Two master genes, huntingtin, or Htt, and huntingtin-associated protein, or Hap1, govern BDNF axonal transport and secretion. Expression of the BDNF gene is reduced in both Alzheimer’s and HD patients, and HD patients are believed to be deficient in BDNF. The BDNF gene may play a role in the regulation of stress response and in the biology of mood disorders. Finally, cysteamine’s metal-chelating properties may assist in removing excess copper, a metal that has shown increased accumulation in brains of people with HD as well as other neurodegenerative disorders.

Mitochondrial Disorders including Leigh Syndrome

Leigh syndrome is a severe neurological disorder caused by genetic defects in mitochondrial or nuclear DNA affecting respiratory chain function that typically results in death within the first decade of life. The condition causes increased production of reactive oxygen species that disrupt mitochondrial electron transport and affect cellular function in a variety of tissues. Typically observed during the first year of life, Leigh syndrome is characterized by a failure to thrive, lack of coordination, involuntary and sustained muscle contraction, muscle wasting and multiple organ failure. The incidence of Leigh syndrome and similar mitochondrial disorders in the United States is estimated to be 1 in 40,000 newborns.

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

The clinical plan includes an open label, 24 week, Phase 2a study in 24 patients (up to a maximum of 32 patients). Patients with Leigh syndrome are expected to comprise approximately two-thirds of the enrolled population in the study. Employing a statistical plan based on an adaptive design, we will conduct interim analyses after four patients and again after 12 patients have completed the study. The primary endpoint of the study will be the change from baseline in the Newcastle Pediatric Mitochondrial Disease Scale, at 24 weeks. Secondary endpoints will include observations of myopathy, dystonia, seizures, motor development, dyskinesia, quality of life and activities of daily living.   An interim analysis based on four subjects was conducted at the end of 2015. Evaluation of the safety data revealed no unexpected adverse events or adverse safety signal. Study enrollment is ongoing with data collection from 12 subjects for the second interim analysis per the statistical analysis plan expected inthe first quarter of  2016.

MP-376 Clinical Development

In addition to CF, MP-376 has development potential in two additional orphan diseases with significant unmet need: non-CF bronchiectasis (BE) and nontuberculous mycobacteria (NTM) lung infections. Currently, few therapeutic options exist for patients with these diseases. BE is characterized by abnormal dilatation and destruction of lung bronchi and bronchioles due to chronic recurring infection and long-term inflammation, which leads to frequent hospitalizations. NTM are a group of microbes that cause severe and recurrent lung infections, often in individuals who are immune-compromised or who have structural lung disease, such as bronchiectasis. We are evaluating the therapeutic potential of MP-376 in these indications and intend to pursue clinical programs in 2016 in non-CF related bronchiectasis and are also planning to do work in preparation to support further clinical development of MP-376 in NTM.

About non-CF Bronchiectasis (BE)

BE is a disease in which airways lose elasticity over time, which impairs the lung’s ability to clear out mucus,creating a highly favorable environment for bacteria. These bacterial infections typically result in inflammation that further damages bronchial tissue, creating a negative feedback loop and significant loss of lung function. BE can be due to a variety of causes, including but not limited to chronic obstructive pulmonary disease (COPD), smoking history, autoimmune disease, and triggering bacterial or viral infection.

Current standard of care is to reduce the number of exacerbations requiring critical care, with reduction of bacterial load considered to be highly important as a preventative measure. No antibiotic product is approved currently. There is some evidence suggesting that drugs of the macrolide class are effective in treating infections in the context of BE, but these are associated with rapid development of bacterial resistance as well as side effects including hepatotoxicity, hearing loss, and cardiovascular events.

In in vitro studies, levofloxacin has demonstrated the ability to eradicate bacterial colonies of several types that are found with high frequency in the non-CF BE population. In addition, randomized, controlled studies have been conducted with inhaled ciprofloxacin, another drug in the same fluoroquinolone class as levofloxacin, showing increased time to exacerbations and improvements in bacterial load when compared to placebo. Levofloxacin is, in general, as potent as, or more potent in in vitro assays than ciprofloxacin. Thus, we believe it is a favorable candidate for development in BE.

About Non-Tuberculous Mycobacterium Infections (NTM)

NTM is a bacterial infection of the lung caused by bacteria of the mycobacterium family, but which do not result in tuberculosis. Infections of this type frequently result in progressive loss of lung function, and can be life-threatening if not treated. Symptoms of NTM include fever, weight loss, cough, lack of  appetite, night sweats, and loss of energy. Approximately 60,000 patients exist in the United States, with another 30,000 found in the EU.

No treatment is currently approved specifically for use in NTM. Treatment guidelines suggest high doses of systemic (usually oral) antibiotics be used, typically with multiple active agents in a “cocktail” to cover a variety of bacterial strains. These regimens have a high rate of failure to clear the infection, and also cause significant side effects such as gastrointestinal distress, hearing impairment, flu-like reactions, and liver toxicity. Surgical resection of lung tissue is recommended in particularly symptomatic cases.

In in vitro studies, levofloxacin (the active agent in MP-376) has demonstrated the ability to inhibit bacterial colonies of several types that are found with high frequency in the NTM population, including m. abcessis and m. kansasii. Based on these results, and the demonstrated ability of MP-376 to reach certain concentrations in lung sputum of patients, as well as on feedback from medical providers and opinion leaders, we believe development of MP-376 for the treatment of this disease is appropriate.

Preclinical Product Candidates

Our preclinical programs include RP105 and RP106 being developed for a variety of rare diseases.

Future Activities

We expect that our near-term efforts will be focused on:

•	Increasing product uptake and sales of PROCYSBI in the United States and continuing to provide comprehensive reimbursement and adherence support to commercial cystinosis patients in the United States;

•

Increasing market penetration and sales of PROCYSBI in current markets in Europe, negotiating pricing and reimbursement in specific European countries, and accelerating launch in additional countries in Europe;

•	Seeking approval for PROCYSBI from Health Canada;

•	Launching QUINSAIR in Europe and Canada for treatment of chronic lung infection with Pseudomonas aeruginosa in CF patients;
•	Pursuing NDA approval from the FDA for marketing of QUINSAIR in U.S. for treatment of Pseudomonas aeruginosa infection in CF patients;
•	Pursuing clinical trials of MP-376 in non-CF BE;
•	Design of a pediatric study of MP-376 for eradication of first infection with Pseudomonas aeruginosa in CF patients;
•	Work in preparation to support further clinical development of MP-376 in NTM;
•	Continuing a clinical trial to evaluate PROCYSBI in cysteamine-naïve cystinosis patients, as well as other supporting trials in underdeveloped markets;
•	Screening for undiagnosed and unidentified late-onset adult nephropathic cystinosis patients;
•	Supporting clinical programs and developing clinical and regulatory strategies for the use of RP103 as a potential treatment of HD;
•	Supporting clinical programs evaluating RP103 for the potential treatment of mitochondrial disorders;
•	Supporting our novel preclinical programs;
•	Identifying promising in-licensing product and drug development candidates; and
•	Exploring strategic partnerships for HD or our other potential product candidates.

Corporate Information

We are incorporated under the laws of the State of Delaware and our business was founded in May 2006. Our principal executive office is located at 7 Hamilton Landing, Suite 100, Novato, CA  94949. Our phone number is (415) 408-6200.

Intellectual Property

IP Protection for RP103 for Our Products and Product Candidates

We seek to protect our proprietary technology and other intellectual property that we believe is important to our business, including by seeking, maintaining and defending patents. We also rely on trade secrets and know-how to protect our business. We own certain of these intellectual property rights and have obtained licenses under other of our intellectual property rights.

Our intellectual property portfolio is directed to the composition of matter, or COM, the method of use, or MOU, and the composition for use, or CFU, of a formulation/pharmaceutical composition for our products, our product candidates, and other proprietary technologies and processes related to our product development candidates. As of February 25, 2016, our patent portfolio includes the patents and patent applications described below, which we own or have exclusively licensed from third parties, along with any patents that may issue from these patents and applications in the future.

With respect to PROCYSBI, we own, or exclusively license from the University of California,San Diego (“UCSD”), five issued patents and three pending patent applications in the United States, and own, or exclusively license from UCSD, three issued foreign patents,  and numerous pending foreign patent applications directed to the formulation/composition, the MOU, and the CFU, of PROCYSBI for the treatment of cystinosis.

With respect to RP103 for indications other than nephropathic cystinosis, including HD and mitochondrial disorders, we own or hold, by exclusive license, six issued US patents and 18 foreign patents, as well as numerous pending applications in the United States and foreign jurisdictions.

IP Protection for QUINSAIR and MP-376

With respect to QUINSAIR, we currently hold seven issued U.S. patents, a Canadian patent and a European patent application that is allowable and is expected to issue in 2016.

General IP Protection

These patents will expire from 2019 to 2031, and additional patents issuing from pending patent applications or others that may be filed, if they issue, will expire after the standard 20-year term, subject to available patent term adjustments.

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

Despite the measures we take to protect our intellectual property, any of our patents or other proprietary rights could be challenged, invalidated, infringed or misappropriated or our intellectual property may not prove sufficient to provide us a competitive market advantage. See “Risk Factors-Risks Related to Intellectual Property and Competition”.

Trademarks

Our trademark portfolio consists of several registered U.S. trademarks covering our company and our subsidiaries’ names, the names of our products and services programs (which are additionally registered in additional territories as necessary to protect our rights to the names). Our trademark RAPTOR is registered in the United States, in the EU and internationally generally and is currently pending registration in several other jurisdictions.  Our trademark PROCYSBI is registered in the United States, the EU and several additional jurisdictions. It is pending registration in Canada.  Our trademark QUINSAIR is registered in the EU and is pending registration in Canada and the United States.

All third-party trademarks and trade names identified in this Annual Report on Form 10-K are the property of their respective owners.

License Agreement with UCSD

In December 2007, by way of a merger with Encode Pharmaceuticals, Inc., (“Encode”) we acquired certain patent rights licensed to Encode by UCSD pursuant to a license agreement dated October 2007, later amended in February 2008, amended and restated in December 2012, and further amended in March 2013 and December 2013. Pursuant to this agreement, we obtained an exclusive, worldwide, sublicenseable license under certain patent rights and know-how controlled by UCSD for the commercial development, use and sale, for human therapeutic purposes, of products covered by such patents or incorporating such know-how, including RP103. This license is exclusive with respect to the licensed patent rights and non-exclusive with respect to the licensed know-how. Under the agreement, UCSD is obligated to diligently prosecute and maintain the licensed patent rights, conditioned upon our continued fulfillment of our obligation to reimburse UCSD for related costs incurred.

Pursuant to the license agreement, we are obligated to pay milestone payments (ranging in size for orphan and non-orphan indications), up to an aggregate total of $6,275,000, upon the occurrence of certain specified development-, regulatory- and commercial-related events during the term of the agreement. To date, we have paid UCSD approximately $2.2 million in total milestone payments. We are also obligated to pay UCSD a royalty on commercial net sales of licensed products, on a country-by-country basis, ranging in the low single-digit to mid-single-digit percentages, based on whether the licensed product sold is covered by the licensed patent rights in such country, as well as a percentage of sublicensing fees and sublicensing royalties we receive under the agreement, if any. In 2013, we began paying UCSD royalties based upon our net sales of PROCYSBI.

Unless earlier terminated, our license agreement with UCSD will expire upon the later of (i) on a country-by-country basis, the expiration of the last to expire of the licensed patent rights (in the applicable country), and (ii) ten years from the first commercial sale of any royalty-bearing product. We may terminate the agreement at any time upon a specified period of prior written notice to UCSD. In the event of our breach of an obligation under the agreement, which breach is not cured within a specified number of days after receiving notice of such from UCSD, UCSD may terminate the agreement or choose to convert the license into a non-exclusive license with respect to the indication for which we are in breach. We are currently behind in our developmental diligence obligations with respect to HD and non-alcoholic steatohepatitis under this agreement and are in discussions with UCSD to amend the agreement to conform to the product development timeline we expect to achieve. The agreement will immediately terminate if we file a claim asserting that any of the licensed patent rights are invalid or unenforceable.

Asset Purchase Agreement with Tripex

Asset Purchase Agreement

On August 20, 2015, we entered into an Asset Purchase Agreement with Tripex to purchase MP-376 or QUINSAIR and related intellectual property.  At the closing of the asset acquisition pursuant to the Amended and Restated Asset Purchase Agreement dated October 2, 2015, which amended agreement provided for the assets to be acquired by our subsidiary, we made an upfront payment to Tripex of $35,370,000 in cash consideration, subject to certain deductions, and issued various Tripex stockholders 3,448,001 shares of our common stock. As additional consideration, Tripex may become entitled to receive contingent payments from us upon the achievement of certain milestones and variable royalty payments on the net sales of QUINSAIR-related products.

The contingent payments include:

•

a one-time variable payment which may be as low as  $40 million and up to $80 million if the FDA approves QUINSAIR for the treatment of Pseudomonas aeruginosa infections in cystic fibrosis with certain conditions for each level of payment;

•	a one-time payment of $20 million if a second-indication registrational trial milestone for QUINSAIR is achieved;
•

up to four milestone payments, totaling up to $250 million in the aggregate, payable upon achievement of first commercial sale of QUINSAIR in the United States and/or the European Union for up to two approved label indications in addition to cystic fibrosis; and

•	certain royalties would become payable by us to Tripex based on net sales of QUINSAIR-related products by us and our sublicensees.

At our election, portions of the milestone payments may be paid in the form of shares of our common stock.  In addition, in a change of control, the party acquiring us may be required to prepay portions of certain of our contingent payments if, after the change of control event, we have not met certain diligence obligations pertaining to QUINSAIR.

We are obligated to engage in specified levels of effort to undertake activities relevant to the contingent payments, each of which will be subject to various exceptions to performance.

PARI Letter Agreement

Under the purchase agreement with Tripex, we assumed rights and certain obligations under the Development and License Agreement, dated as of February 11, 2006, between PARI Pharma GmbH, a German corporation (“PARI”), and Mpex Pharmaceuticals, Inc., a prior owner of QUINSAIR. Pursuant to the Development and License Agreement, PARI granted Mpex a worldwide royalty-bearing license to develop, sell and otherwise exploit pharmaceutical preparations formulated for delivery via pulmonary administration, and the parties agreed to perform joint evaluation, research and development of potential formulations of drug compounds for pulmonary delivery with customized PARI nebulizer devices. QUINSAIR was developed pursuant to the Development and License Agreement, and will continue to be developed and commercialized subject to the terms and conditions of the Development and License Agreement, as amended by the PARI Amendment (as defined and described below).

On August 20, 2015, we entered into a Letter Agreement with PARI, which provided that PARI and Raptor would enter into Amendment No. 1 to the Development and License Agreement (the “PARI Amendment”) following the closing of our acquisition of QUINSAIR from Tripex. The PARI Amendment was entered into on October 4, 2015. Pursuant to the Development and License Agreement, as amended by the PARI Amendment, we will make payments due to PARI upon the achievement of milestones related to regulatory approval and commercialization activities.  We are required to comply with diligence milestones related to development and commercialization of QUINSAIR in the United States, to spend a specified minimum amount per year on development activities in the United States until filing of the NDA for QUINSAIR in the United States, and will pay PARI tiered single digit royalties on net sales of QUINSAIR for a specified time period. We will have the right to buy down the royalties under certain conditions by paying an amount determined through a defined net present value calculation. The PARI Amendment further provides that in the event that we decide to cease the development or commercialization of QUINSAIR for exclusive delivery via the PARI nebulizer device in the United States, PARI shall have the right, in its sole discretion, to develop, and/or license its technology for use with other inhaled fluoroquinolones within the United States.

Orphan Drug Designation

We have been granted Orphan Drug Designation from the FDA for use of PROCYSBI to manage cystinosis for patients six years of age and older and separately in the pediatric population for two to six year olds, and the use of RP103 to potentially treat HD, pancreatic cancer and Batten Disease. The Orphan Drug Act of 1983 generally provides incentives, including marketing exclusivity, user fee waivers and tax benefits, to companies that undertake development and marketing of products to treat relatively rare diseases, which are defined as diseases for which there is a patient population of fewer than 200,000 persons in the United States or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. A drug that receives orphan drug designation may receive up to seven years of exclusive marketing in the United States for that indication, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. A drug may be entitled to an additional six months of exclusive marketing if it satisfies the requirements for pediatric exclusivity; we have applied for this additional six-month pediatric extension for PROCYSBI. See also “Orphan Designation and Exclusivity” and “Pediatric Studies and Exclusivity” below.

PROCYSBI has also been granted Orphan Drug Designation and awarded 10 years of data exclusivity and marketing protection by the EC for treatment of cystinosis, and RP103 has been granted Orphan Drug Designation by the EC for the treatment of HD.  QUINSAIR has been awarded 10 years of data exclusivity and marketing protection by the EC for the treatment of Pseudomonas aeruginosa infection in CF patients and has been awarded Orphan Drug Designation by the FDA.

Competition

Cystinosis

Other than PROCYSBI, we are aware of two pharmaceutical products currently approved to treat cystinosis. Cystagon® (immediate-release cysteamine bitartrate capsules), is a systemic cystine-depleting therapy for cystinosis in the United States manufactured by Mylan N.V., and by Orphan Europe SARL in markets outside of the United States. Cystagon was approved by the FDA in 1994 and by the EC in 1997. Cystaran® (cysteamine ophthalmic solution) was approved by FDA in 2012 for treatment of corneal crystal accumulation in patients with cystinosis and is marketed by Sigma Tau Pharmaceuticals, Inc.

While we believe that PROCYSBI will continue to be well received in the market, Cystagon remains on the market and we expect it will compete with PROCYSBI for the foreseeable future. We are not aware of any pharmaceutical company with an active program to develop an alternative therapy for cystinosis. Academic researchers in the United States and Europe are pursuing gene therapy and stem cell therapy, as well as pro-drug and pegylated drug approaches as alternatives to cysteamine bitartrate. We believe that the development timeline to an approved product for these approaches is many years with substantial uncertainty.

Huntington’s Disease

We are not aware of any approved available treatments to slow the progression of HD. There is only one approved treatment available for specific symptoms of HD, Xenazine® to treat uncontrollable movements (chorea) that result from the disease. There are several pharmaceutical companies pursuing potential cures and disease modifying treatments for HD, as well as numerous academic and foundation sponsored research efforts.  Our product candidate, RP103, is in late-stage clinical development with the goal of slowing motor deterioration with potentially neuroprotective properties through specifically targeting deficient BDNF.

Companies with HD product candidates in development include Prana Biotechnology, Omeros, Teva (and formerly Auspex and Neurosearch), Ionis Pharmaceuticals/Roche, Eli Lilly & Co. and Pfizer. Several other companies have drug candidates in preclinical development. Additionally, nutritional supplements including creatine and coenzyme Q10 have been investigated as potential treatments for HD. The Huntington Study Group sponsors numerous studies of potential therapies for HD, including the recently completed trials evaluating coenzyme Q10 and the antibiotic minocycline.

•	Pseudomonas Aeruginosa Infection in CF Patients

Currently, there are three products approved in the United States for treatment of chronic Pseudomonas aeruginosa lung infections in patients with CF. Tobramycin solution for inhalation is sold by Novartis as TOBI®, and is now also available as a generic from multiple sources. TOBI Podhaler®, a dry-powder inhalation formulation of tobramycin, is also sold by Novartis. Gilead Sciences sells Cayston®, a nebulized formulation of aztreonam. In the EU, an additional competitor, colistimethate, is available in addition to the products currently available in the United States.

Other programs that are in development for treatment of chronic pulmonary infections in CF patients include the inhaled amikacin product developed by Insmed, Inc., an inhaled vancomycin under development by Savara Pharmaceuticals and the tobramycin/fosfomycin treatment under development by CuRx, Inc.

•	BE and NTM

No products are currently labeled for treatment of either non-CF BE or pulmonary NTM. Systemic antibiotics, labeled for other diseases, are frequently used off-label as first-line treatment. However, several inhaled antibiotic products are currently in development for either BE or NTM, including Insmed’s Arikayce (tm) (liposomal amikacin for inhalation), AG Bayer’s ciprofloxacin dry powder for inhalation, and Aradigm’s two inhaled ciprofloxacin product candidates, one of which has been licensed to Grifols, Inc.

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

The steps required by the FDA before new drug products may be marketed in the United States include:

•	Completion of extensive preclinical laboratory and animal studies performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	The submission to the FDA of a request for authorization to conduct clinical trials in an investigational new drug application, or IND, which must become effective before clinical trials may commence;
•	Approval by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical study may be initiated;
•	Completion of adequate and well-controlled human clinical trials to establish and confirm the safety and efficacy of a drug candidate for the proposed indication;
•	Completion of process validation, quality product release and stability;
•	Submission to the FDA of a new drug application, or NDA, for the drug candidate for marketing approval;
•	Potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
•

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product is produced to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, requirement and to assure that the facilities, methods and controls are adequate to preserve the drugs’ identity, strength and purity; and

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

An NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational new drug product to the satisfaction of the FDA.

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

The FDA’s goal is to review the application within 10 months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. In addition, an application may be referred to an advisory committee, which is a panel of independent experts, to review, evaluate and provide a recommendation to the FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it typically follows such recommendations and considers them carefully when making approval decisions.

Before obtaining FDA approval for each product, the FDA typically will inspect the facility or facilities where the product is manufactured and will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. Following approval, each product manufacturing establishment must be registered with the FDA and its quality control and manufacturing procedures must continue to conform and adhere at all times to the FDA’s cGMP regulations. The FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

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

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of NDAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met. Based on results of clinical studies submitted in an NDA, upon the request of an applicant, the FDA may grant the NDA priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a Breakthrough Therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

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

In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product. In the EU, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of data exclusivity is granted following medicinal product approval.

This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met after five years, including where it is shown that the product is sufficiently profitable not to justify maintenance of data exclusivity.

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

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the five-year and three-year non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA or Biologic License Application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical study is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of FDA-requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application relying on the NDA sponsor’s data. We have applied for this additional six-month pediatric extension for PROCYSBI.

Hatch-Waxman Amendments and Exclusivity

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an abbreviated new drug application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must  satisfy a number of conditions prior to FDA approval and marketing of the generic product.  Initially, an ANDA filer must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. In certain limited circumstances in which the Orange Book only lists patents for methods of using the drug product, the applicant may  instead choose to submit a “section viii” statement (instead of a paragraph IV certification) stating that its proposed label does not describe the patented method of use.

Following notice of a Paragraph IV certification, the NDA holder and patent owners can block FDA approval of the ANDA by filing a lawsuit against the ANDA filer asserting that the generic product   infringes one or more of the Orange Book listed patents. As long as the patent infringement suit is filed within 45 days of the receipt of the paragraph IV certification notice, the FDA is automatically prohibited from approving the application for 30 months from the receipt of the paragraph IV certification unless (i) the patents expire, (ii) the ANDA filer receives a verdict in its favor, or (iii) the parties settle the lawsuit. Further, if the NDA holder's suit is successful, the FDA will be barred from approving the ANDA until all of the asserted patents have expired. The FDA also cannot approve an ANDA or 505(b)(2) application until all applicable non-patent exclusivities listed in the Orange Book for the branded reference drug have expired. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, (NCE), which is a drug  containing an active moiety that has not been approved by FDA in any other NDA. An “active moiety” is defined as the molecule responsible for the drug substance’s physiological or pharmacologic action. During that five-year exclusivity period, the FDA cannot accept for filing (and therefore cannot approve) any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA that relies on the FDA's approval of  the  drug, provided that that the FDA may accept an ANDA four years into the NCE exclusivity period if the ANDA applicant also files a paragraph IV certification.

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

Coverage and Reimbursement

The commercial success of PROCYSBI, QUINSAIR and our drug candidates and our ability to commercialize those products successfully will depend in part on the extent to which governmental payor programs , including Medicare and Medicaid in the United States with respect to PROCYSBI, provincial and federa1 governmental authorities in Canada and European regional and national governmental authorities throughout Europe, with respect to QUINSAIR, private health insurers and other third-party payors provide adequate coverage and reimbursement. These third-party payors generally develop their own policies as to which drugs they will pay for and the reimbursement levels for the drugs. For example, governmental programs in the United States often require manufacturers to pay certain rebates or otherwise provide discounts to secure coverage of drug products. To control healthcare expenditures generally, in the United States, the EU and other potentially significant markets for PROCYSBI, QUINSAIR and our drug candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies. The measures taken often have resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU places additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, as well as drug coverage and reimbursement policies and pricing in general.

Some of the additional requirements and restrictions on coverage and reimbursement levels imposed by third-party payors influence the purchase of healthcare services and products. For example, there may be limited coverage to specific drug products on an approved list, or formulary, which, in the United States, might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients. Further, third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA, EMA and Health Canada approvals. Our products may not be considered medically necessary or cost-effective. Even if a third-party payor determines to provide coverage for a drug product, adequate reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.  In some countries in Europe, pricing and reimbursement are separate processes; thus, an authority may approve PROCYSBI or QUINSAIR but deny national reimbursement for it. In the EU and Canada, reimbursement rates may be determined by comparison to approved therapeutic competitors, review of pricing of the same product in other countries and, in some circumstances, through health technology assessments that seek to quantify how the expected benefits at a price may influence the cost and quality of patient care.  Because we have just begun the process of providing guidance to the relevant pricing and reimbursement authorities for QUINSAIR in anticipation of our launch of that product in the EU and Canada, we cannot predict what cost containment measures such third party payors may seek to apply.  Whereas the majority of health authorities in Europe have supported patient access to inhaled antibiotics, budget constraints may affect the pricing we are able to achieve, and because inhaled levofloxacin has not previously been marketed in Europe, the lack of external reference data contributes to the difficulty in predicting pricing and reimbursement outcomes.

Healthcare legislative proposals to reform healthcare or reduce costs under government insurance programs may also result in lower reimbursement for our drugs and drug candidates or exclusion of our drugs and drug candidates from coverage altogether. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of PROCYSBI, QUINSAIR and any of our approved drug candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for PROCYSBI, QUINSAIR or any of our approved drug candidates in whole or in part.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, due to subsequent legislative amendments to the statute, and will remain in effect through 2025 unless additional Congressional action is taken.

We expect that additional state and federal healthcare reform measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by March 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Manufacturing

PROCYSBI drug product and the active pharmaceutical ingredient (API), cysteamine bitartrate, are manufactured on a contract basis by third parties. QUINSAIR drug product, and its API, levofloxacin, and the Zirela nebulizer device are all manufactured on a contract basis by third parties. We believe that our third party manufacturers all have sufficient manufacturing capacity to support our commercial and clinical demands for PROCYSBI for the foreseeable future as well as the clinical and commercial requirements for the initial launch of QUINSAIR.

In general we expect to continue to contract with outside providers for manufacturing services, including API and drug product manufacture, encapsulation, vialing and packaging.  Third-party manufacturers’ facilities are subject to periodic inspections to confirm compliance with applicable law and must be GMP certified.  We are aware that the EMA plans to inspect the manufacturing facilities of our PROCYSBI drug product manufacturer in the first half of 2016.  Although we have never experienced a material disruption in supply from our contract manufacturers, we cannot assure that such a disruption will not occur in the future.

Research and Development

We have an active research and development effort. We plan to focus our research and development efforts in the discovery, research, preclinical and clinical development of our drug candidates in order to provide therapies that we believe will be safer, less intrusive and more effective than current approaches in treating a wide variety of disorders. During the years ended December 31, 2015, 2014, and 2013, we incurred approximately $58.6 million, $43.5 million, and $29.2 million, respectively, in research and development expenses.

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

Compliance with Environmental Laws

We estimate the annual cost of compliance with environmental laws, comprised primarily of hazardous waste removal, will not be material.

Employees

As of December 31, 2015, we had 158 full time employees (126, 30, and 2 in the United States, EU and Canada, respectively). Of the 158 employees, 49 are sales and marketing, and 44 are general and administrative personnel, 6 are in manufacturing, 15 in quality control and assurance, and 44 are in research and development. Based on our current plan, over the next 12-month period we intend to expand our employee base across most functions in the Company. None of our employees are represented by a collective bargaining unit.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed through the SEC’s website at www.sec.gov and on our website at www.raptorpharma.com free of charge. Such filings are placed on our website as soon as reasonably practicable after they are filed with the SEC. Our code of business conduct and ethics, audit committee charter, corporate governance and nominating committee charter and compensation committee charter are also posted on our website.

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

Risks Associated with Commercialization and Product Development

Our revenues currently depend on the success of our only current commercial drug, PROCYSBI, for the management of nephropathic cystinosis.

PROCYSBI is our only currently marketed product and as a result, our net revenue and operating results substantially depend on the continued commercial success of PROCYSBI. We commenced marketing for PROCYSBI in the United States in June 2013 and Europe in April 2014. In the United States, we are permitted to market PROCYSBI for the management of nephropathic cystinosis in adults and children two years and older. In September 2013, we received marketing authorization from the European Commission (“EC”) to commercialize PROCYSBI for the treatment of proven nephropathic cystinosis in the European Economic Area (“EEA”). We commenced commercial sales of PROCYSBI in Germany in April 2014 and have launched commercial sales in select additional countries in Europe. We have no assurance of securing reimbursement or subsequently launching in additional countries in the EEA. We believe that our results of operations and, in particular, our net product sales of PROCYSBI will affect the trading price of our common stock substantially. If PROCYSBI sales do not meet market expectations, our stock price may significantly decrease.

Our ability to successfully commercialize our current and any other future drug products will depend on multiple factors, including:

•	our ability to provide acceptable evidence of the safety and efficacy of our products;
•	compliance with regulatory requirements, including fulfilling post-approval commitments;
•	our ability to obtain approval by regulatory agencies in other countries, including appropriate product labeling;
•	the effect of current and future healthcare laws;
•	the manufacture and supply of adequate quantities of our products in compliance with current good manufacturing practices as needed to meet commercial demand;
•	adequate coverage and reimbursement for our products from commercial health plans and government health programs, which we refer to collectively as “third-party payors”;
•	our ability to obtain acceptable prices in EEA countries and other select territories, including acceptable reimbursement at the country-specific price;
•	limitations or warnings currently contained in or as may later be required in approved labeling and the breadth of product labeling or product insert requirements;
•	our ability to enter into agreements with wholesalers, distributors and pharmacies on commercially reasonable terms; and
•	the protection, development and maintenance of intellectual property and other commercial product protection for our products.

If we fail to grow sales of PROCYSBI in existing markets, to successfully sell PROCYSBI in other countries or to successfully commercialize QUINSAIR or any other future products within a reasonable time period, we will have reduced financial resources and will be unable to fully execute our business plans, and our results of operations and financial condition will be materially adversely affected.

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

Our current and any future drug products may not attain or maintain market acceptance among physicians, patients, patient families, third-party payors or the healthcare community compared to the current and evolving standards of care and to standards of care from new competitors. We believe that the degree of market acceptance and our ability to generate significant product sales of our current and any future drug products will depend on a number of factors, including:

•	the efficacy, safety, availability and ease of administration of our products relative to alternative treatments;
•	the price of our products, both in absolute terms and relative to the quality of therapeutic benefits and price of alternative treatments;
•	the timing of market introductions of our products and product lines relative to competitive treatments;
•	the nature of publicity related to our products relative to the publicity related to our competitors’ products;
•	the prevalence and severity of adverse side effects of our current and any future products relative to competitive products;

•	good patient compliance to therapy;
•	availability of coverage and adequate reimbursement from third-party payors;
•	provision of affordable out-of-pocket costs to patients and/or other programs to ensure patient access to our products; and
•	the identification of currently diagnosed and undiagnosed patients and continued growth of the cystinosis and cystic fibrosis markets and the markets for any other future products.

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

The amount of our product sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, which may not be at acceptable levels to us.

One or more EEA countries may not support pricing within our target pricing and reimbursement range for our products due to budgetary decisions made by regional, national and local health authorities and third-party payors in the EEA, which would negatively affect our revenues. The pricing and reimbursement process in EEA countries can be lengthy, involved and difficult to predict.. Failure to timely complete the pricing and reimbursement process in the EEA countries will delay our ability to market PROCYSBI, to bring QUINSAIR to market in the EEA and to derive revenues from those countries.

We may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our products.

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration and continued compliance with good manufacturing practices, or GMPs, good clinical practices, or GCPs, good pharmacovigilance practice, or GVPs, good distribution practices, or GDPs, and good laboratory practices, or GLPs. We are in the process of implementing corrective and preventive actions that we expect will complete in the first quarter of 2016 related to our pharmacovigilance system to address findings issued in August 2015 following a routine inspection from a European regulatory authority in June 2015 and our own internal reviews of our internal processes.

If we, our products or product candidates, or the third-party manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose injunctions or restrictions on the marketing, manufacturing or distribution of a product, suspend or withdraw product approvals, revoke necessary licenses or suspend product reimbursement;
•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•	suspend any ongoing clinical trials or delay or prevent the initiation of clinical trials;
•	delay or refuse to approve pending applications or supplements to approved applications we have filed;
•	refuse to permit drugs or precursor or intermediary chemicals to be imported or exported to or from the United States;
•	suspend or impose restrictions or additional requirements on operations, including costly new manufacturing quality or pharmacovigilance requirements;
•	seize or detain products or require us to initiate a product recall; and/or
•	commence criminal investigations and prosecutions.

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our products may be marketed, the conditions of approval, requirements for potentially costly, post-market testing and requirements for surveillance to monitor the safety and efficacy of the products. In the EEA, the advertising and promotion of pharmaceuticals is strictly regulated. The direct-to-consumer promotion of prescription pharmaceuticals is not permitted, and some countries in the EEA require the notification and/or prior authorization of promotional or advertising materials directed at healthcare professionals. The FDA, European Medicines Agency (“EMA”), EC and other authorities in the EEA countries strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising and promotion are subject to continuing regulatory review. Physicians nevertheless may prescribe our products to their patients in a manner that is inconsistent with the approved label or that is off-label. Positive clinical trial results in any of our product development programs increase the risk that approved pharmaceutical forms of the same active pharmaceutical ingredients may be used off-label in those indications. Our investigational product candidate RP103 is comprised of the same active pharmaceutical ingredient (“API”) as PROCYSBI. If we are found to have improperly promoted off-label uses of approved products, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

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

The regulations, policies or guidance of regulatory agencies may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For example, the Food and Drug Administration Safety and Innovation Act (“FDASIA”), requires the FDA to issue new guidance describing its policy regarding internet and social media promotion of regulated medical products, and the FDA may soon specify new restrictions on this type of promotion. In January 2014, the FDA released draft guidance on how drug companies can fulfill their regulatory requirements for post-marketing submission of interactive promotional media, and though the guidance provided insight into how the FDA views a company’s responsibility for certain types of social media promotion, there remains a substantial amount of uncertainty. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are unable to achieve and maintain regulatory compliance, we will not be permitted to market our drugs, which would materially adversely affect our business, results of operations and financial condition.

If we are unable to expand the use of RP103 or MP-376 pursuant to regulatory approval for additional clinical indications or geographic territories, or are unable to obtain regulatory approval for other product candidates, we may delay or terminate some of our product development activities. This would adversely affect the long term value of RP103, MP-376 or other product candidates as well as our growth prospects.

The research, testing, manufacturing, clinical development, labeling, approval, sale, marketing and distribution of drug products, among other things, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and by similar foreign governmental regulatory entities. We are not permitted to market any of our drug product candidates unless we obtain and maintain appropriate marketing approvals from regulatory agencies in each of the markets in which we intend to market our products. Once approved, we may only market our products for the specific uses that are reflected in the product’s approved labeling. A product’s approved labeling may contain limitations or warnings or may be for different patient populations or for fewer or more limited indications than we request in our pre-market approval application, which could result in limiting reimbursement, access for intended use or the commercial profile of a drug. In the United States, we are permitted to market the active pharmaceutical ingredient of RP103 in the formulation of a final drug product and in the doses approved under the brand name PROCYSBI only for the management of nephropathic cystinosis in adults and children two years and older. We are permitted to market PROCYSBI in the EEA as an orphan medicinal product for the treatment of proven nephropathic cystinosis. MP-376 has been approved for marketing in Canada and the European Union (“EU”) under the specific indication as a medicinal product for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults 18 years and older with cystic fibrosis. Neither RP103 nor MP-376 has been approved in any other market or for any other disease indication. There can be no assurance that we will obtain regulatory approval for any other uses for our product candidates or that, even if we obtained additional approvals, we would be able to commercialize the product candidates successfully.

A new drug application (“NDA”), submitted to the FDA, or a marketing authorization application (“MAA”), submitted to the EMA, must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls. This information must demonstrate the safety and efficacy of the applicable product candidate for the management of each individual indication to the satisfaction of the applicable regulatory authority. Obtaining approval of an NDA, MAA or any other filing for marketing authorization in a foreign country for a drug product candidate is an extensive, expensive and uncertain process. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The FDA, EC, EMA or other regulatory authorities may delay, limit or deny approval of RP103, MP-376 or our future drug product candidates for many reasons, including:

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

•	we may not be able to validate manufacturing processes to the satisfaction of the regulatory authorities.

With respect to QUINSAIR, the FDA has indicated in previous written communications that it believes the data submitted in connection with EMA’s subsequent approval of MP-376 for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis does not provide substantial evidence of efficacy and safety to support FDA approval of MP-376 for treatment of patients with cystic fibrosis. The FDA identified a number of limitations with the design of the pivotal trial upon which approval of QUINSAIR in the EU and Canada was based that, in the FDA’s view, impacts its ability to be used as a pivotal efficacy study. The FDA also questioned whether patients in the study achieved any overall benefit, as the primary endpoint in the study was not met. We intend to discuss potential registration strategies with the FDA. We may not agree with the developmental pathway that the FDA recommends or be able to conduct the clinical trials that the FDA requests, which would limit our ability to seek regulatory approval for MP-376 in the United States.

If we fail to gain regulatory approval for RP103 or MP-376 for other indications, in additional geographic jurisdictions, or for our other future drug product candidates, we will have to delay or terminate some or all of our research product development programs, and our business, results of operations and financial condition will be materially adversely affected.

We do not have internal manufacturing capabilities. In the near term, we expect to continue to rely on a single source supplier for our API for PROCYSBI and a single third-party manufacturer for the conversion to finished commercial drug product. Similarly, we expect to utilize single source suppliers for the QUINSAIR API, drug product and delivery device, upon commercial launch. We also rely on third parties for the distribution and pharmaceutical services of PROCYSBI in the United States and the EEA. If we are unable to rely on these third parties, our revenue will be delayed or diminished and our business, results of operations and financial condition will be materially adversely affected.

We do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture our current products or product candidates. As a result, we currently contract with external contract manufacturing organizations (“CMOs”), for commercial and clinical quantities of our products for the indications under development. We rely on a single source supplier for our cysteamine API. While we have procured additional manufacturing support with a second provider for clinical supply of PROCYSBI, we will continue to rely on a single third-party manufacturer for supply of finished commercial product. Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and the limited capacity and output of these third parties. Furthermore, any reduction, delay or interruption in our supply of APIs from the single source supplier or of our supply of finished goods from our CMOs could result in significant additional operating costs, interruptions in product supply, delays in sales of PROCYSBI, delays in the commercial launch of QUINSAIR, and delays in developing RP103 and MP-376 for additional indications. In addition, supply arrangements from alternative sources not currently under contract may not be available on acceptable economic terms, if at all.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical products have stringent specifications for product quality including stability that must be maintained within product specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production volume to commercial requirements as more batches are produced and usually at greatly increased scale per batch. Assessing process capability takes time after launch of a pharmaceutical product as process experience grows with manufacturing experience and products are periodically evaluated for improvements or specification revisions. Moreover, cysteamine bitartrate is difficult to manufacture because the molecule is labile and can be sensitive to process and stability conditions. Difficulties may arise related to internal processes, production costs and yields, quality control, including stability of the product and quality control testing, sourcing scarcities, resource constraints, equipment problems, shortages of qualified personnel, labor disputes, severe weather events, unstable political environments or financial difficulties at foreign facilities, as well as compliance with strictly enforced federal, state and foreign regulations. Manufacturers may breach their agreements with us or may terminate or decline to renew their agreements with us, whether due to our breach of the relevant agreements or based on their own business priorities. In addition, due to our small patient population, the manufacture of our drug may be given lower priority on the production line if manufacturing priority is decided by scale. As a result of the above-discussed issues, contract manufacturers may decide that the business risk associated with products such as ours is not justified.

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

If we or our third-party suppliers and manufacturers fail to comply with applicable regulatory requirements, we could experience significant delays or interruptions to our manufacturing supply that may result in the delay or suspension of our preclinical or clinical trials. In addition, a regulatory agency could issue warning letters or untitled letters, seek an injunction, impose civil or criminal penalties or monetary fines, suspend or withdraw regulatory approval, require specification changes, suspend any ongoing clinical trials, refuse to approve pending applications or supplements to applications, suspend or impose restrictions on operations, including costly new manufacturing requirements, seize or detain products or request or require that we initiate a product recall.

We also rely on a third-party logistics provider and specialty pharmacy to distribute PROCYSBI to patients in the United States and to pharmacies in the EEA and to collect from insurance companies and government agencies in the United States and from pharmacies in the EEA. We plan to employ a similar network of third-party services providers to distribute QUINSAIR in the EU and Canada. Our ability to collect from a particular logistics provider is not only subject to such provider’s credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third-party payors. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of our products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of our products could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction, which may materially adversely affect our business, results of operations and financial condition.

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

Clinical trials may also be delayed or repeated as a result of ambiguous or negative interim results or unforeseen complications in testing. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The clinical trial process may fail to demonstrate with statistical significance that our drug product candidates are safe for humans and effective for indicated uses. This failure may cause us to abandon a drug product candidate and may delay development of other drug product candidates. For example, we announced in September 2015, based on information then available, that we would not advance our program for the treatment of pediatric non-alcoholic steatohepatitis (NASH) with RP103 after topline results from a Phase 2b trial which failed to show efficacy as measured by the trial’s primary endpoints. Unless the full data set, which we expect to receive later this year, provides a compelling rationale for us to continue the NASH program, our decision will remain unchanged. Any delay in, or termination of, our preclinical testing or clinical trials will delay the filing of relevant marketing applications with regulatory agencies and, ultimately, our ability to commercialize our drug product candidates and generate revenues from related products.

The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the nature of the disease or medical condition being studied, the availability of alternative therapies, drugs and competing clinical trials of potential alternative therapeutics, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays. In addition, because many of our clinical trials involve small patient populations, the results of these early clinical trials may not be indicative of future results. Further, the timing of regulatory approval of clinical trial applications by local regulatory agencies or ethics committees may also affect the initiation of trial sites and therefore the rate of patient enrollment.

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

We do not know whether our investigational new drug, or IND, applications for future products or the protocols for any future clinical trials will be accepted by the FDA or EMA. We do not know if our clinical trials will begin or be completed on schedule or at all. Even if completed, we do not know if these trials will produce clinically meaningful results sufficient to support an application for marketing approval. The commencement and completion of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	a limited number of, and competition for, suitable patients with particular types of disease for enrollment in clinical trials;
•	delays or failures in obtaining regulatory clearance to commence a clinical trial;
•	delays or failures in obtaining sufficient clinical materials;
•	inability to design appropriate clinical trial protocols;
•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with the Institutional Review Boards at prospective sites;
•	inability of our clinical research organizations (“CROs”), or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;
•

inability by us, our CROs or their employees to conduct the clinical trial in accordance with all applicable FDA, Drug Enforcement Administration or other regulatory requirements or our clinical protocols;

•	lack of efficacy during, or other unfavorable results from, clinical trials or preclinical studies;
•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;
•	failure of patients to complete the clinical trial, or inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	regulatory action by the FDA or other regulatory authorities; and/or
•	lack of adequate funding to continue the clinical trial, including the incurrence of any unforeseen costs.

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

If we fail to obtain or maintain orphan drug or other regulatory exclusivity for our products or to obtain and maintain exclusivity for our orphan drug product candidates relative to competitive products, our competitors may sell products to treat the same conditions, possibly at lower prices, and our revenues will be significantly reduced.

PROCYSBI received marketing approval from the FDA for the management of nephropathic cystinosis in adults and children two years and older and seven years of market exclusivity as an orphan drug in the United States through the year 2020 for the treatment of patients six years and older and separately received orphan designation with market exclusivity through the year 2022 for patients ages two to six years. PROCYSBI has also received approval as an orphan medicinal product for the management of proven nephropathic cystinosis and 10 years of market exclusivity in the EEA. QUINSAIR received marketing approval from the EMA in 2015 and has also received 10 years of market exclusivity for management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis. In the United States, the FDA has designated QUINSAIR as an orphan drug for treatment of pulmonary infections due to Pseudomonas aeruginosa and other bacteria in patients with cystic fibrosis. As part of our business strategy, we intend to develop RP103 and MP-376, and potentially other drugs, for additional therapeutic indications that may be eligible for FDA and EMA orphan drug designation.

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

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or if the product would be a significant benefit to those affected). In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition as well as when it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product without incentives. An EU orphan drug designation entitles a party to financial incentives such as reduced fees or fee waivers, and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met after five years, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An applicant must request orphan drug designation before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Even though we have been granted orphan drug designation in the United States and in the EU prior to the approval of RP103 for the treatment of Huntington’s Disease (“HD”), and even if we obtain orphan drug designation for our future drug product candidates, we may not fulfill the criteria for exclusivity, or we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a particular product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective, if a subsequent product is deemed clinically superior or if the manufacturer is unable to deliver sufficient quantities of the drug.

Because the extent and scope of patent protection for some of our drug products may be particularly limited, orphan drug designation is especially important for our eligible products and we plan to rely on the orphan or other regulatory exclusivity period to maintain a competitive position. However, if we do not obtain and/or maintain orphan drug exclusivity for our drug products, or if our drug products do not have strong patent protection, our competitors may sell the same drug to treat the same condition, possibly at lower prices, and our revenues will be reduced. Also, without strong patent protection, competitors may sell a generic version of our products upon the expiration of orphan exclusivity if our patent position is not upheld or physicians may prescribe a generic version of our product off-label when our orphan status or marketing exclusivity has expired with respect to one indication, but not others.

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

No clinical data have been generated for the use of MP-376 to treat non-cystic fibrosis bronchiectasis (“BE”) or non-tuberculous mycobacteria infection (“NTM”)..

We plan to pursue a Phase 2 clinical trial of MP-376 for use in the indication of BE not associated with cystic fibrosis in 2016 and also plan to do work in preparation to support its further clinical development in the treatment of pulmonary NTM, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules. No clinical data have been generated with MP-376 in patients with BE or with NTM infections, either by us or by other parties. This creates substantial uncertainty as the efficacy of MP-376 in these indications. Successful completion of well-controlled clinical trials of adequate size and design is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of MP-376 or any other potential product candidate in these indications. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing or clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products from regulatory authorities.

The approval of any product or product candidate, including QUINSAIR, in any given market does not ensure approval in any other market.

In order to market any product candidate for a specific indication, we must establish and comply with numerous regulatory requirements on a country-by-country basis regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, and additional administrative review periods. As a result, international regulatory requirements could delay or prevent the introduction of our products and product candidates across different countries. For example, approval of QUINSAIR for use in CF patients with Pseudomonas aeruginosa in the EU and Canada does not ensure approval by the FDA or regulatory authorities in other countries or jurisdictions, nor does it ensure approval for the same conditions of use. Further, seeking U.S. regulatory approval for QUINSAIR for a specific indication could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products and product candidates will be unrealized.

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

Because the target patient populations for our products and some of our drug product candidates are small, we must achieve significant market share and obtain sufficient per-patient prices for our products to achieve meaningful gross and operating profits.

PROCYSBI, QUINSAIR and clinical development of RP103 and MP-376 target rare diseases with small patient populations, including cystinosis, cystic fibrosis, mitochondrial disorders including Leigh’s Disease, NTM, BE and HD. To successfully commercialize a drug product for these indications, we must identify patients and a targeted prescriber base for each drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues. In addition, the per-patient prices at which we sell our current products for these indications will need to be relatively high in order for us to generate meaningful gross and net operating profits because we must recoup our investment in our product development programs, which programs often require ongoing investment after a product’s approval. Patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients because of the limited patient populations. There can be no assurance that we will successfully obtain or maintain sufficient market share or per-patient prices. Because our current potential target populations are very small, even if we obtain significant market share for our current or future products and product candidates, we may never achieve profitability despite obtaining such significant market share.

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

Market acceptance and sales of our products will depend in large part on third-party payor coverage and reimbursement policies and may be affected by future healthcare reform measures in the United States, the EEA and other key international markets. The continuing efforts of governmental and other third-party payors to contain, reduce or shift the costs of healthcare through various means, including expansion of compulsory drug rebate programs, an increased emphasis on managed care and attempts to limit or regulate the price of medicinal products and services, particularly for new and innovative products and therapies, is likely to result in downward pressure on pricing, reimbursement and utilization, which would adversely affect our product sales and results of operations. Moreover, because private health insurers and other third-party payors often follow the coverage and reimbursement policies of government payors, including the Medicare and Medicaid programs, cost-containment measures or pricing or reimbursement policy changes under these programs play a particularly significant role in the reimbursement landscape. The government programs relevant to our products include, without limitation, the following:

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

Further, third-party payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, AMP or actual acquisition cost, and for cost-benefit analyses with comparable drugs. Although the changes to reimbursement methodologies are generally intended to limit payment increases, it is difficult to project the impact of these and other alternative reimbursement methodologies on the willingness of payors to reimburse for our products and any product candidates that we may develop. To date, PROCYSBI generally has been covered and reimbursed commercially in the United States and the select countries in which we have sold PROCYSBI worldwide, but we do not know whether third-party payors will continue to cover and reimburse PROCYSBI in these markets or at the level PROCYSBI is currently covered, will reimburse PROCYSBI in other EEA countries or will reimburse our future products until we enter into payor negotiations. Further, we have recently filed for marketing approval for PROCYSBI in Canada.  Even if such approval is obtained, we must negotiate pricing and reimbursement and cannot be assured of obtaining levels that are acceptable to us.  If coverage and reimbursement are not available or limited, or reimbursement is available only at limited levels, our business, results of operations and financial condition will be materially adversely affected. In addition, we plan to launch sales of QUINSAIR in Europe and Canada in 2016 and are in ongoing negotiations with respect to pricing and reimbursement in those markets. There can be no guarantee that we will achieve our target pricing for QUINSAIR. See the Risk Factor titled “The amount of our product sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, which may not be at acceptable levels to us.”

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

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements, and delays in feedback from the FDA may affect our ability to update or adjust our label in a timely manner in the interest of patient adherence and tolerability. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and the commercialization of PROCYSBI or any future product candidate specifically.

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

•

in the EEA, in various member states including France, the United Kingdom, the Netherlands, Italy and Spain, rules adopted by the legislature or self-regulatory industry bodies requiring the notification and/or publication of certain transfers of value from pharmaceutical companies to healthcare professionals (for example, France has recently adopted legislation (Law No. 2011-2012, or the “French Sunshine Act,” and Decree no. 2013-414 which implements it) requiring pharmaceutical companies to disclose and publish agreements with or transfers of value to healthcare professionals);

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

We must establish and maintain relationships with key opinion leaders, leading scientists and research institutions. We believe that such relationships are critical to research and development and developing products that may become standard of care for their approved indications. Although we have various medical and scientific advisors and research collaborations, there is no assurance that our advisors and our research collaborators will continue to work with us or that we will be able to attract additional advisors or collaborators. If we are not able to maintain existing or establish new clinical and scientific relationships to assist in our research and development and commercialization efforts, we may not be able to establish our products as the standard of care or successfully develop our drug product candidates.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a material weakness related to our inventory costing and overhead allocations for our commercial product PROCYSBI and determined that our review of our inventory costing and overhead allocations were not performed at a sufficiently detailed level to detect errors in our inventory and related accounts. With the oversight of management and our Audit Committee, we have initiated actions to address the root causes of the material weakness identified in 2014. Based on the results of management’s internal controls assessment during 2015, it considers the material weakness to be remediated (in the fourth quarter of 2015) once testing of these controls were operational long enough to enable management to conclude they were operating effectively. There can be no assurance that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we fail to maintain improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements or adversely affect the results of periodic management evaluations and annual auditor attestation reports. We could be required to restate our financial results.  Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price or to stockholder litigation.

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

The active ingredient in QUINSAIR, levofloxacin, is currently subject to several pending product liability claims. We may have to defend against liability claims related to QUINSAIR or any other of our products in the future. Although we currently carry product liability insurance, it may not be sufficient to cover all or a significant amount of any claims. We may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. Regardless of the merits or eventual outcome, product liability claims may result in decreased demand for our product candidates, injury to our reputation, withdrawal of clinical trial participants and inability to continue clinical trials, costs to defend the related litigation, diversion of management’s time, substantial monetary awards to trial participants, or patients, regulatory investigations, product recalls or withdrawals, labeling, marketing or promotional restrictions and loss of revenue, any of which may materially adversely affect our business, results or operations and financial condition.

Our success depends on our ability to manage our projected growth.

Our business strategy, including continued commercial sales of PROCYSBI in the United States and certain countries in the EEA, the launch of QUINSAIR in Canada and Europe, expansion of our commercial operations into other markets, the continuation of our clinical-stage programs and the in-license and acquisition of additional clinical-stage product candidates, will require us to retain existing and add required new qualified and experienced personnel in multiple functional areas over the next several years.

Our management may need to divert a substantial disproportionate amount of its attention away from our critical other activities to devote the necessary amount of time to managing these growth activities. We may not be able to manage the expansion of our operations effectively, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures, which we may not be able to fund or otherwise finance on reasonable terms or at all and may divert financial resources from other projects, including additional product candidates.

In connection with the commercial launch of PROCYSBI in new territories in the EEA and the planned launch of QUINSAIR in Europe, we expect to continue to expand our operations and add personnel in Europe. We may encounter difficulties successfully managing remotely a substantially larger and internationally diverse organization and may encounter delays in commercialization if we are not successful in integrating our international operations. Challenges related to managing international operations may arise from staffing and managing foreign operations, reduced or varied protection for intellectual property rights in some countries, potential strain on our financial and managerial controls and reporting systems and procedures, diverse individual country regulatory and statutory laws, the costs of maintaining EEA presence, in-country legal entities and related tax structures, fluctuations in currency exchanges and political and economic instability, including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions.

If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate revenue could be reduced and we will not be able to fully implement our business strategy.

Our dependence on key executives and scientists could impact the development and management of our business.

We are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel.

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

In the recent past, the global financial crisis caused financing to be unavailable in many cases or caused the cost of financing to significantly increase. More recent, disruptions in the financial markets related to concerns of slowing economic growth in and trade with China, slow GDP growth in the United States and even lower rates in Europe, drops in commodity prices, especially the drop in crude oil prices, among other factors, and any similar future disruptions may increase uncertainty and decrease risk tolerance in the debt and equity markets, which may adversely affect our ability to access financing on favorable terms in the future. In addition, our suppliers, manufacturers and other third parties important to our business also may be negatively affected by such potential market dislocations and disruptions, and their businesses may be disrupted, which could materially adversely affect our business, results of operations and financial condition.

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

From time to time, we may consider additional strategic transactions, such as acquisitions of companies, other asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Pursuant to the asset purchase agreement for the QUINSAIR acquisition, we paid $35,370,000 in cash consideration upon closing of the transaction (subject to certain deductions), and issued 3,448,001 in shares of our common stock at our election. The transaction consideration also includes contingent payments of up to $350.0 million associated with development, regulatory and commercial milestones, up to $50.0 million of which is payable in our common stock at our election, and a single digit royalty on future global net sales. In the event of a change of control of our company under certain circumstances, a portion of these contingent payments must be prepaid by the acquirer in cash. In addition, we will have single-digit contingent royalty obligations to two additional parties involved in QUINSAIR’s development. Additional potential transactions that we may consider include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. The QUINSAIR acquisition and any future transactions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. Our ability as an organization to integrate acquisitions is relatively unproven. The QUINSAIR acquisition did not involve the acquisition of a workforce, as no employees were involved in the transaction.  The QUINSAIR acquisition and any future transactions may entail numerous operational and financial risks, including exposure to unknown liabilities; disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies or to conduct business in new markets; use of existing cash reserves, dilutive issuances of equity securities to replenish cash requirements or to directly pay for transactions, or incurrence of substantial debt to pay for acquisitions; higher-than-expected acquisition and integration costs; increases in near- and long-term expenditures; unexpected difficulties or shortcomings in the development or commercialization of QUINSAIR and any other acquired assets, products or businesses; write-downs of assets or goodwill or impairment charges; increased amortization expenses; difficulty and cost in combining the operations and personnel of any future acquired businesses with our operations and personnel; impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and inability to retain key employees of any acquired businesses. We may not realize the anticipated benefits of the QUINSAIR acquisition or any future transactions.

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

Our success depends significantly on our ability to protect our proprietary technology from unauthorized use by third parties. We will be able to obtain such protection only to the extent our products are covered by valid and enforceable patents or trade secrets. Any non-confidential disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to erode our competitive position in the market. Where we elect to pursue patent protection on our proprietary technology, we file, prosecute and maintain patent applications covering certain aspects of our technology. Patent protection may not be available, however, for some of the drug product candidates we are developing. We are required to spend significant time and money obtaining, maintaining and enforcing our patent rights, designing around patents held by others and obtaining licenses to third-party patents or other proprietary rights that cover aspects of our product candidates. The patent application process, also known as patent prosecution, is expensive and time consuming. It is possible that we or our current licensors, or any future licensors or licensees, may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us regarding any aspect of the prosecution, maintenance or enforcement of the patent rights covering our product candidates where they have decision-making rights on such matters, our preferred approach may not be followed and the scope, strength, duration or other aspects of such patent rights could be compromised.

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

While we currently have five patents identified in the FDA Orange Book for PROCYSBI, in 2015 we requested that the FDA remove one of our patents from the FDA Orange Book. If a third party such as a generic drug company decided to file an abbreviated new drug application (“ANDA”) for a generic version of PROCYSBI, that third party would not be required to provide a statement that the specific patent we requested be removed from the FDA Orange Book is invalid or would not be infringed upon by the manufacture, use or sale of the drug product for which the ANDA is submitted (a “paragraph IV certification”) with respect to that specific patent. However, the third party would be obligated to submit an appropriate certification against the five other patents currently listed in the Orange Book for PROCYSBI as well as any additional patents that, if issued, may be listed in the future. While PROCYSBI has received exclusive marketing rights as an orphan drug for the treatment of nephropathic cystinosis in the United States into 2020 for adults and into 2022 for pediatric patients two to six years of  age and therefore has commercial protection on that basis, the FDA can subsequently approve a drug for the same conditions as PROCYSBI under certain circumstances See also the risk factor titled “If we fail to maintain orphan drug or other regulatory exclusivity for our products or to obtain and maintain exclusivity for our orphan drug product candidates, our competitors may sell products to treat the same conditions, possibly at lower prices, and our revenues will be significantly reduced.”

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

We have acquired and licensed certain proprietary technologies and plan to further license and acquire various patents and proprietary technologies owned by other parties. The agreements in place are critical to our product development programs. For example, most of our patent portfolio pertaining to PROCYSBI and RP103 for cystinosis and other therapeutic indications has been licensed from academic institutions. Our license agreements with these institutions include termination clauses that permit the licensor to terminate our license under certain circumstances, including if we materially breach our obligations under the applicable agreement. We are currently behind in our developmental diligence obligations under our license agreement with UCSD with respect to the development of RP103 for the treatment of NASH and HD. If one or more of our licenses is terminated, we would have no further right to use or exploit the patents, know-how and other intellectual property rights licensed to us under the agreement, which could adversely affect our ability to market PROCYSBI or continue our development programs of RP103 in other clinical indications.

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

Risks Related to Our Financial Position and Capital Requirements

Our commercial operations and clinical development programs will require substantial future funding which will affect our business, results of operations and financial condition.

Our commercial sales program for PROCYSBI, potential commercial program for QUINSAIR and any future approved products and our product development programs will require substantial additional capital, arising from costs incurred to:

•	conduct research, preclinical testing and human studies and clinical trials;
•	develop and submit regulatory submissions for marketing approvals;
•	establish or contract for pilot scale and commercial scale manufacturing processes and facilities;
•	obtain adequate reimbursement for our products;
•	market and distribute our products; and
•	establish, develop and maintain quality control, manufacturing, regulatory, medical, distribution, marketing, sales, finance and administrative capabilities to support these programs.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our commercial sales of PROCYSBI in the United States, the EEA and any additional markets; the success of our efforts to commercialize QUINSAIR in Europe and Canada and any future approved products; the scope and results of our research initiatives, preclinical testing and human clinical trials; regulatory approvals; the timing of events outside our direct control, such as competing technological and market developments, negotiations with third-party payors and potential strategic partners; and other factors. In addition, certain product programs may require collaborative agreements with corporate partners with greater financial and organizational resources than we have. Such agreements may require substantial time to complete and may not be available in the time frame desired or with acceptable financial terms, if at all. Any of these factors may significantly change the timing and amount of our cash requirements as they determine such one-time events as the receipt or payment of milestone-based and other payments.

If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial finance and administrative expenses to sustainable levels, which would have a material adverse effect on our business, results of operating and financial condition.

While we believe that, based on current operating plan assumptions, our cash and cash equivalents will be sufficient to fund operations into the first half of 2018, we may need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders, and newly issued securities may have rights, preferences and privileges senior to those of holders of our common stock. Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all. We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals, the status of our commercialization activities for QUINSAIR and any future approved products, sales of PROCYSBI in existing and additional markets and the general condition of the financial markets and other factors beyond our control, including, but not limited to macro-economic conditions and investors’ tolerance for risks related to investments in biotechnology and biopharmaceutical companies that have not achieved cash self-sufficiency or profitability. If we fail to raise additional financing when needed, we may have to delay, partner, or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial expenses. If such actions are required, our business, results of operations and financial condition will be adversely affected, and the market value of our common stock will likely significantly decline.

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

The required payments of principal and interest on our indebtedness under the HC Royalty Loan Agreement and convertible senior notes may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations. Both the HC Royalty Loan Agreement and the convertible senior notes bear interest at an annual fixed rate of 8.0%. The HC Royalty Loan Agreement also bears a synthetic royalty based on our net revenues from PROCYSBI and other future-approved products in each calendar year. This royalty and the interest under the HC Royalty Loan Agreement and the convertible senior notes are payable quarterly. Principal payments under the HC Royalty Loan Agreement became due beginning in June 2015, and we made our first quarterly principal payment of $3.0 million to HC Royalty in June 2015. The convertible senior notes will mature on August 1, 2019, unless earlier converted, redeemed or repurchased.

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

Our common stock is quoted on The NASDAQ Global Select Market. The trading price of our common stock has been and may continue to be volatile. During the 52-week period ended December 31, 2015, our average daily trading volume was approximately  1,268,470 shares and the closing sales price per share of our common stock on The NASDAQ Global Select Market ranged from $16.13 to $4.53. Our operating performance, both financial and in the development of approved products, significantly affects the market price of our common stock. A number of factors may affect the market price of our common stock, including:

•	the success of our early development work and clinical trials compared to those of others with products similar or related to our products;
•	announcements regarding regulatory approvals or approved label indications and patient populations or changes or delays in the regulatory review process;
•	unexpected difficulties in commercialization or lower than expected sales;
•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for our current and any future products in various markets;
•	actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain, quality system or sales and marketing activities;
•	changes in our relationships with manufacturers, suppliers or collaborators, or our inability to supply enough product to meet demand;
•	announcements of new products or innovations by us or our competitors and announcements concerning our competitors or our industry in general;
•	our ability to obtain additional funding;
•	changes or developments in applicable laws or regulations;
•	any intellectual property infringement actions in which we may become involved;
•	sales and profitability;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners or our competitors;
•	our ability to manage our projected growth;
•	actual or anticipated fluctuations in our results of operations;
•	changes in financial estimates or recommendations by securities analysts or their ceasing to publish research or reports about our business;
•	the trading volume of our common stock;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets;

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

We issued 3,448,001 shares of our common stock as partial consideration at the closing of the QUINSAIR acquisition. The transaction consideration also includes contingent payments associated with development, regulatory and commercial milestones, up to $350.0 million of which up to $50.0 million is payable in our common stock at our election. In connection with the QUINSAIR acquisition, we entered into a registration rights agreement with respect to the shares of common stock issued at the closing of the acquisition and the additional shares that may be issued as contingent consideration pursuant to the QUINSAIR asset purchase agreement. In October 2015, we filed a registration statement to register the resale of the shares of our common stock issued at the closing of the QUINSAIR acquisition.

In September 2015, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, with aggregate gross sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. No shares have been sold under the Sales Agreement and $75.0 million in shares of common stock remain available for issuance under this program.

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

Provisions of the note purchase agreement governing our convertible senior notes and the asset purchase agreement for the acquisition of QUINSAIR may discourage a takeover, which could cause the market price of our common stock to decline.

The repurchase rights and related repurchase premium provided in our convertible senior notes and the accelerated contingent payment provisions of the asset purchase agreement for the acquisition of QUINSAIR triggered by the occurrence of a change of control may discourage, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders. In turn, this could cause the market price of our common stock to decline.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We lease 52,319 square feet of office and laboratory space as our headquarters in Novato, California. This space is situated in two adjacent facilities. We expect to require more space as we expand our operations.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “RPTP.” As of February 22, 2016, there were 85,243,864 shares of our common stock outstanding. The closing price for our common stock on February 22, 2016 was $4.26 per share.

The following table sets forth the range of high and low sales prices of our common stock for the quarterly periods indicated, as reported by NASDAQ.

	High	Low
Fiscal Year Ended December 31, 2015:
First Quarter (January 1 – March 31, 2015)	$12.16	$8.52
Second Quarter (April 1 – June 30, 2015)	16.28	9.42
Third Quarter (July 1 – September 30, 2015)	16.28	5.45
Fourth Quarter (October 1 – December 31, 2015)	7.95	4.27
Fiscal Year Ended December 31, 2014:
First Quarter (January 1 – March 31, 2014)	17.72	9.38
Second Quarter (April 1 – June 30, 2014)	12.19	7.12
Third Quarter (July 1 – September 30, 2014)	12.20	8.00
Fourth Quarter (October 1 – December 31, 2014)	11.10	7.85

Holders of Record

As of February 22, 2016 there were approximately 92 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 2, 2015, we issued 3,448,001 unregistered shares of our common stock to Tripex Pharmaceuticals LLC ("Tripex") and certain of its stockholders who were accredited investors in connection with our acquisition of QUINSAIR.  The shares were issued pursuant to an exemption from registration under Sections 4(a)(1) and 4(a)(2) under the Securities Act of 1933, as amended.  Pursuant to the terms of a registration rights agreement among us and the Tripex stockholders, we filed an automatically effective shelf registration statement on Form S-3 with the Securities and Exchange Commission on October 9, 2015 covering the holders' re-sale of such shares.

Purchase of Equity Securities and Affiliated Purchasers

We did not repurchase any shares of our common stock during the three months ended December 31, 2015.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The following graph shows the value of an investment of $100 on August 31, 2010 in our common stock, the NASDAQ Composite Index (U.S.), and the NASDAQ Biotechnology Index. All values assume reinvestment of the pretax value of dividends paid by companies included in these indices and are calculated as of August 31, 2011 and 2012, for the four months ended December 31, 2012 and as of the years ended December 31, 2013, 2014 and 2015. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of our stock.

	August 31,			Four Months Ended December 31,	December 31,
	2010	2011	2012	2012	2013	2014	2015
Raptor Pharmaceutical Corp.	100.00	158.72	166.78	196.31	436.91	353.02	174.50
NASDAQ U.S. Composite Index	100.00	122.02	145.08	142.83	197.57	224.03	236.87
NASDAQ Biotechnology Index	100.00	123.16	174.53	176.18	291.77	391.26	435.95

ITEM 6:  SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial and operating information for, and as of the end of, each of the periods indicated and should be read in conjunction with the information in the sections titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business” and our consolidated financial statements and the corresponding notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The consolidated statements of income data for each of the years ended December 31, 2015, 2014, and 2013 and the select consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income data for the four months ended December 31, 2012 and the fiscal years ended August 31, 2012 and 2011 and the select consolidated balance sheet data as of December 31, 2013, 2012, and August 31, 2012 and 2011 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K.

	For the Year Ended December 31,			For the Four Months Ended December 31,	For the Year Ended August 31,
(In millions, except per share data) (1)	2015	2014	2013	2012	2012	2011
Consolidated statements of operations and net loss:
Revenues	$94.2	$69.5	$16.9	$—	$—	$—
Cost of sales	12.6	9.4	1.7	—	—	—
Gross profit	81.6	60.1	15.2	—	—	—
Operating expenses:
Research and development	58.6	43.5	29.2	8.9	21.4	14.8
Selling, general and administrative	71.4	56.7	37.9	9.0	14.7	6.2
Total operating expenses	130.1	100.1	67.1	17.9	36.1	21.0
Loss from operations	(48.5)	(40.1)	(51.9)	(17.9)	(36.1)	(21.0)
Interest income	0.3	0.1	0.1	0.2	0.3	0.1
Interest expense	(15.8)	(14.0)	(6.8)	(0.1)	—	—
Foreign currency transaction gain (loss)	(0.3)	0.3	—	0.1	0.2	—
(Loss) gain on short-term investments	—	—	(0.1)	(0.1)	0.2	—
Adjustment to fair value of common stock warrants	(0.5)	(1.1)	(10.7)	(1.5)	(3.2)	(16.3)
Other income	—	2.3	—	—	—	—
Net loss before provision for income taxes	(64.8)	(52.5)	(69.4)	(19.3)	(38.6)	(37.2)
Provision for income taxes	0.4	0.1	—	—	—	—

Net Loss	$(65.2)	$(52.5)	$(69.4)	$(19.3)	$(38.6)	$(37.2)

Net loss per share:
Basic and diluted	$(0.83)	$(0.83)	$(1.20)	$(0.37)	$(0.80)	$(1.15)
Weighted-average shares outstanding	78.9	63.2	57.9	51.7	48.1	32.3

(In millions)	December 31,				August 31,
Balance Sheet:	2015	2014	2013	2012	2012	2011
Cash, cash equivalents and short-term investments	$157.4	$149.6	$83.1	$58.4	$38.9	$15.2
Working capital (deficit)	141.3	142.5	66.2	37.0	(20.6)	(11.0)
Total assets	423.3	189.1	108.7	68.1	48.3	22.6
Common stock warrant liability	—	0.7	7.1	16.4	17.3	23.6
Note payable	51.0	60.0	50.0	25.0	—	—
Convertible notes	60.0	60.0	—	—	—	—
Total liabilities	306.2	140.1	80.2	48.2	21.6	26.7
Accumulated deficit	(323.1)	(257.9)	(205.4)	(135.9)	(116.6)	(78.0)
Total stockholders' equity (deficit)	117.2	48.9	28.6	19.9	26.7	(4.1)

(1)	Certain totals may not sum due to rounding

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements as of December 31, 2015, and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors,” and in other documents we file with the SEC.

Overview

We are a biopharmaceutical company focused on developing and commercializing transformative treatments for people affected by rare diseases.

Our first commercial product, PROCYSBI, received marketing approval in the U.S. from the Food and Drug Administration (the “FDA”) in April 2013 for the management of nephropathic cystinosis in adults and children six years and older. In August 2015 the Company received FDA approval for the expanded use of PROCYSBI to treat children two to six years of age with nephropathic cystinosis. In Europe, PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a marketing authorization in September 2013 from the European Commission (the “EC”) as an orphan medicinal product for the management of proven nephropathic cystinosis in the European Union (the “EU”). The EU marketing authorization has been expanded to allow us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area, or “EEA”). PROCYSBI received seven and ten years of market exclusivity due to its designation as an orphan drug in the United States and the EU, respectively. We achieved first commercial sales of PROCYSBI in the United States in June 2013 and in the EU, specifically in Germany, in April 2014.

In October 2015, we acquired various assets and rights related to a levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating long-term lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. QUINSAIR is the first inhaled fluoroquinolone approved for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis 18 years old and older. We plan to launch QUINSAIR in Europe in the first half of 2016 and Canada later in 2016. We plan to discuss the path to potential approval for the same indication in the United States with the FDA in 2016. We also plan to pursue clinical programs for the development of MP-376 in non-cystic fibrosis related bronchiectasis and to do work to support further clinical development of MP-376 in nontuberculous mycobacteria infections in 2016. QUINSAIR is not approved in the United States, and we may not market or commercialize QUINSAIR in the United States for any indication unless we receive FDA approval, which we may not be able to obtain.

Clinical Development Programs

Our two active clinical development programs utilize RP103, which contains the same active pharmaceutical ingredient as PROCYSBI, cysteamine bitartrate. RP103 and PROCYSBI both utilize our proprietary capsule formulation containing delayed-release enteric coated microbeads of cysteamine bitartrate. Cysteamine bitartrate was approved in the United States in 1994 and the EU in 1997 as an orally available immediate-release powder in a capsule for the management of cystinosis. We have an exclusive worldwide license from the University of California, San Diego (“UCSD”), to delayed-release cysteamine bitartrate, which is the basis for our proprietary formulation of cysteamine. We currently have product candidates in clinical development designed to potentially treat Huntington’s disease (“HD”) and mitochondrial disorders including Leigh syndrome. We announced in September 2015, based on information then available, that we would not advance our program for the treatment of pediatric non-alcoholic steatohepatitis (NASH) with RP103 after topline results from a Phase 2b trial which failed to show efficacy as measured by the trial’s primary endpoints.  Unless the full data set, which we expect to receive later this year, provides a compelling rationale for us to continue the NASH program, our decision will remain unchanged.

Preclinical Product Candidates

Our preclinical programs, for which we may seek development partners in the future, include RP105 and RP 106 being developed for a variety of rare diseases.

Future Activities

Over the next fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the United States and Europe and continuing to provide comprehensive reimbursement and adherence support to commercial cystinosis patients in the United States; launching or providing access to PROCYSBI in other countries in the EEA and other select countries around the world; conducting a clinical trial to evaluate PROCYSBI in cysteamine-naïve cystinosis patients, as well as other supporting trials in underdeveloped markets; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; regulatory pathways and/or clinical trials of RP103 for the potential treatment of HD while exploring potential partnership opportunities; preparing to launch QUINSAIR in Europe in the first half of 2016 and Canada later in 2016 and preparing to pursue clinical programs in non-cystic fibrosis related bronchiectasis and to do work in preparation to support further clinical development of MP-376 in nontuberculous mycobacteria; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; seeking additional business development partners for one or more of our product candidates; and developing new preclinical, clinical and or commercial opportunities, including novel proprietary product candidates, technologies or products identified and acquired through business development activities.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported values of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial position and results of operations.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgements about matters that are inherently uncertain.

Revenue Recognition and Accounts Receivable

We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. Pursuant to the contract terms, we determine when title to products and associated risk of loss has passed onto the customer. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and creditworthiness, and record a reserve for product returns based upon the timing and history of our product or of similar product sales and returns in the pharmaceutical industry. As of December 31, 2015, no products had been returned.

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

For a roll-forward of estimated rebates, discounts and product returns, see Note 8 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Trade accounts receivable are recorded net of product sales allowances for prompt-payment discounts and chargebacks. Estimates for chargebacks and prompt-payment discounts are based on contractual terms and our expectations regarding the utilization rates based largely on historical behavior.  The Company estimates its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, and other factors that may affect customers' ability to pay. Historically, the Company has not experienced any material losses with respect to the collection of accounts receivable.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis. We adjust our inventory value for estimated amounts of excess, obsolete, or unmarketable items. Such assumptions involve projections of future customer demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by us, incremental inventory write-downs may be required and could be significant. Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to EC approval on September 6, 2013, we recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense. Subsequent to FDA and EC approval, we began capitalizing these costs and manufacturing overhead as commercial inventory. Upon launching PROCYSBI in mid-June 2013 in the United States and in April 2014 in the EU, we began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; inventory variance amortization; product shipping, warehousing and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to UCSD.

We capitalize inventory produced in preparation for product launches and expanded access programs when positive results have been obtained for the clinical trials that we believe are necessary to support regulatory approval and we have determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. For these inventories, we also consider the expected approval date in assessing realizability. To the extent that inventory is expected to expire prior to being sold, we generally write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.

Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets of businesses acquired. Goodwill is not amortized, but is evaluated for impairment on an annual basis or more often when impairment indicators are present. We have one reporting unit. Therefore, our consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit. If the carrying value of the reporting unit is in excess of its fair value, an impairment may exist, and we must perform the second step of the analysis, in which the implied fair value of the goodwill is compared to its carrying value to determine the impairment charge, if any. If the estimated fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired and no further analysis is required. We performed our goodwill impairment test as of December 31, 2015 and noted no impairment.

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

We used the Black-Scholes option pricing model as our method of valuation for warrants that were subject to warrant liability accounting. The determination of the fair value as of the reporting date was affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables included, but were not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities, which is based on the contractual terms of the underlying agreement. The fair value of the warrant liability was revalued as of each balance sheet date utilizing Black-Scholes valuation model computations with the decrease or increase in fair value being reported in the statement of operations as other income or expense, respectively. The primary factors affecting the fair value of the warrant liability are our stock price and volatility. At December 31, 2015, all common stock warrants subject to liability classification had been exercised or expired.

Contingent Consideration Liability

Contingent consideration payable from the October 5, 2015 QUINSAIR acquisition is payable upon the achievement of specified development, regulatory approval, sales-based milestone events or financial results. As of December 31, 2015, the fair value of the contingent consideration liability remained unchanged at $166.8 million due to the limited passage of time from the acquisition date and as there were no changes to the significant estimates and assumptions used in measuring the acquisition date fair value.

Changes in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition or consolidation date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

Stock-Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award.

Risk-Free Interest Rate.    The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

Expected Volatility.    The volatility is based on a combination of the actual annualized volatility of our common stock price as quoted on NASDAQ since the closing of our 2009 Merger on September 30, 2009 and of annualized volatility of peer companies.

Expected Life of Options.    We use historical option exercise data to estimate the expected life of the options.

Expected Dividend Yield.    We have never paid any dividends and do not intend to in the near future.

As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-based compensation costs are to be recognized over the vesting period of the award, which is generally on a straight-line basis over the period during which the employee or director is required to perform service in exchange for the award. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination. We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers. As of December 31, 2015, we had identified no uncertain tax positions.

We file U.S. federal, California, various other state and other income tax returns and various foreign country income tax returns. We are currently not subject to any income tax examinations. Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Results of Operations

For the Years Ended December 31, 2015, 2014, and 2013

	For the Year Ended December 31,
(In millions) (1)	2015	2014	2013
Revenues	$94.2	$69.5	$16.9
Cost of sales	12.6	9.4	1.7
Gross profit	81.6	60.1	15.2
Operating expenses:
Research and development	58.6	43.5	29.2
Selling, general, and administrative	71.4	56.7	37.9
Total operating expenses	130.1	100.1	67.1
Loss from operations	(48.5)	(40.1)	(51.9)
Interest income	0.3	0.1	0.2
Interest expense	(15.8)	(14.0)	(6.8)
Foreign currency transaction gain (loss)	(0.3)	0.3	0.0
Gain on short-term investments	-	-	(0.1)
Adjustment to the fair value of common stock warrants	(0.5)	(1.1)	(10.7)
Other income	-	2.3	-
Net loss before provision for income taxes	$(64.8)	$(52.5)	$(69.4)
Provision for income taxes	0.4	0.1	-
Net Loss	$(65.2)	$(52.5)	$(69.4)
(1) Certain totals may not sum due to rounding

Revenue

Net PROCYSBI product sales for the years ended December 31, 2015, 2014, and 2013 totaled $94.2 million, $69.5 million, and $16.9 million, respectively. The increase in revenue was driven by continued market penetration in both the United States and Europe. PROCYSBI became commercially available in the U.S. in June 2013 and in Europe in April 2014.

Cost of Sales

Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to EMA approval on September 6, 2013, we recorded manufacturing costs relating to PROCYSBI as research and development expense. Subsequent to approval, we began capitalizing these costs as commercial inventory. As a result, our cost of sales for 2013 and 2014 reflects a lower average per unit cost of goods than will be recorded in the future. Cost of sales primarily includes: raw materials and manufacturing costs for our commercial product PROCYSBI, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales, other indirect costs such as distribution, warehousing, labeling, shipping and supplies, and provision for inventory expiration. Costs capitalized as inventory are expensed as cost of sales as product is sold.

During the year ended December 31, 2015, we recorded cost of sales of $12.6 million, primarily due to a $5.1 million royalty expense, $3.8 million provision for inventory expiration, and allocated manufacturing costs. During the year ended December 31, 2014, we recorded cost of sales of $9.4 million, primarily due to a $3.2 million provision for inventory expiration, $3.8 million for royalties, and allocated manufacturing costs. During the year ended December 31, 2013, we recorded cost of sales of $1.7 million, including a $0.4 million reserve representing commercial inventory that was capitalized subsequent to FDA approval but written off due to an unanticipated minor change in the finished product presentation.

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

For the years ended December 31, 2015, 2014, and 2013, our research and development expenses were $58.6 million, $43.5 million, and $29.2 million, respectively. The increase in research and development expenses relates primarily to increased clinical product manufacture of RP103 for the potential treatment of HD, NASH, cystinosis extension, and other supporting study expenses and related employee compensation, partially offset by a reduction in Phase 3 cystinosis clinical trial expenses.

The following table shows major program expenses recorded as research and development expenses. In 2015, we began allocating internal compensation and overhead to individual program expense.

Major Program Expenses Recorded as Research and Development

	For the Year Ended December 31,
(In millions)	2015	Change from 2014, %	2014	Change from 2013, %	2013
RP103:
Cystinosis (pre-commercial and extension)	$26.0	102%	$12.9	-13%	$14.8
HD (clinical)	3.7	85%	2.0	150%	0.8
NASH (clinical)	3.7	95%	1.9	-5%	2.0
Mitochondrial	4.0
Cystic fibrosis	5.6
Discovery	5.3	165%	2.0	82%	1.1
Other programs	1.3	-41%	2.2	175%	0.8
R&D personnel and other costs not allocated to programs	9.0	-60%	22.5	132%	9.7
Total Research and Development Expenses	$58.6	35%	$43.5	49%	$29.2

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

Selling, general and administrative expenses for the year ended December 31, 2015 were $71.4 million as compared to $56.7 million for the year ended December 31, 2014 or an increase of $14.7 million.  This increase was primarily attributable to an increase in compensation related expenses of $6.5 million and professional fees including legal fees of approximately $7.0 million.

Selling, general and administrative expenses for the year ended December 31, 2014 were $56.7 million as compared to $37.9 million for the year ended December 31, 2013 or an increase of $18.8 million.  This increase was primarily attributable to an increase in compensation related expenses of $12.5 million, marketing expenses of approximately $2.0 million and professional fees including legal fees of approximately $1.6 million.

Interest Expense

Interest expense for the years ended December 31, 2015, 2014, and 2013 was $15.8 million, $14.0 million, and $6.8 million, respectively. The increase in interest expense from 2013 to 2014 was due primarily to an increase in royalty fees pursuant to the HC Royalty loan agreement based on net sales for the period. Also contributing to the increase was the issuance of $60.0 million of convertible notes in July 2014 and an amendment to the $50.0 million loan agreement that we entered into with HealthCare Royalty Partners II, L.P., or HC Royalty, in December 2012, which was amended in July 2014 to provide for an additional $10.0 million in term loan funding. The increase in interest expense from 2014 to 2015 was primarily driven by greater fixed interest as a result of a greater level of outstanding principal debt from our HC Royalty loan agreement and outstanding convertible notes partially offset by a reduction in the rate of fixed interest on our HC Royalty loan.

Adjustment to the Fair Value of Common Stock Warrants

Adjustment to the fair value of common stock warrants were losses of $0.5 million, $1.1 million, and $10.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The decrease in fair value adjustment was due primarily to the decrease in the number of warrants outstanding. As of December 31, 2015, there were no common stock warrants outstanding.

Other Income

In 2014, we received a cash payment in the amount of $2.3 million from a stockholder in disgorgement of alleged short-swing profits under Section 16(b) of the Securities Exchange Act of 1934. This amount is recorded as Other Income on our consolidated financial statements.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2015, we had $157.4 million in cash and cash equivalents, of which $6.9 million is held by our foreign subsidiaries, $40.1 million in current liabilities and $141.3 million of net working capital. During the year ended December 31, 2015, we completed a public offering of 10.925 million shares of our common stock for net proceeds of $92.0 million, raised $0.3 million net proceeds from warrant exercises and $7.5 million net proceeds from stock option exercises and our employee stock purchase plan. During the year ended December 31, 2014, we raised $66.0 million of net proceeds from modification of our loan agreement with HC Royalty Partners and the issuance of convertible notes, $44.8 million in proceeds after commissions under our at-the-market (“ATM”) common stock sales agreement, $1.8 million net proceeds from warrant exercises and $6.8 million net proceeds from stock option exercises and our employee stock purchase plan. We believe that our cash balance will be sufficient to meet our projected operational requirements and obligations into the first half of 2018.

	December 31,
	2015	2014
	(in thousands, except financial
	metrics data)
Cash and cash equivalents	$157,352	$149,613
Restricted cash	$1,055	$1,562
Accounts receivable, net	$13,267	$7,455
Total current assets	$181,399	$171,605
Total current liabilities	$40,053	$29,120
Working capital surplus (a)	$141,346	$142,485
Days sales outstanding (“DSO”) (b)	50	40
Current ratio (c)	4.5	5.9

(a)Total current assets at period end minus total current liabilities at period end.

(b)Net accounts receivable at period end divided by revenue, net for the fourth quarter multiplied by 92 days.

(c)Total current assets at period end divided by total current liabilities at period end.

Net Cash Used In Operating Activities

Cash used in operating activities was $44.2 million in 2015 consisting mainly of a net loss of $65.2 million adjusted for non-cash items such as stock-based compensation expense of $12.8 million and depreciation and amortization of $2.8 million and $4.6 million of net cash inflow related to changes in operating assets and liabilities.

Net Cash Used By Investing Activities

Net cash used in investing activities was $ 37.8 million in 2015 consisting mainly of a $35.4 million cash payment for QUINSAIR and $2.9 million for the purchase of property and equipment. Net cash used in investing activities was $ 6.1 million in 2014 consisting mainly of $5.1 million for the purchase of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $90.9 million in 2015 as compared to $119.4 million in 2014.  Net cash provided by financing activities in 2015 consisted of $92.0 million of proceeds from the follow on public offering, $6.6 million from the issuance of common stock as a result of the exercise of employee stock options, and $0.9 million of proceeds from the issuance of common stock as a result of employee stock purchases under our employee stock purchase plan. These amounts were partially offset by principal debt payments of $9.0 million.  The net cash provided by financing activities in 2014 consisted primarily of $44.5 million of proceeds from the sale of common stock under ATM agreement, $70.0 million of proceeds from the issuance of debt offset by debt issuance costs of $3.5 million.

Note Payable and Convertible Debt

Under the terms of the HC Royalty loan agreement executed on December 20, 2012, we received $23.4 million in net proceeds from the first tranche of the loan at closing in December 2012. We received an additional $23.7 million in net proceeds in May 2013 from the second tranche upon FDA approval of RP103 for the management of cystinosis. In July 2014, we modified our original December 2012 loan agreement to provide for an additional $10.0 million in term loan funding. The loan matures on March 31, 2020, bears interest at an annual fixed rate of 8.0% (after the July 2014 modification) and has a synthetic royalty, tiered down, based on a percentage of net product sales. We paid the first quarterly principal payment of $3.0 million in June 2015. In July 2014, we also sold $60.0 million of convertible senior notes, which bear a fixed interest rate of 8.0% until maturity in August 2019 unless converted earlier. The proceeds from the loans are being used primarily to fund the further commercialization of PROCYSBI for the management of cystinosis, commercial launch of QUINSAIR advancement of our development programs and for general corporate purposes.

Common Stock Issuance under At-The-Market (“ATM”) Agreement

On April 30, 2012, we entered into a Sales Agreement with Cowen and Company, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $40.0 million, from time to time through an “at the market” equity offering program under which Cowen acted as sales agent. We paid a 3% commission to Cowen on all sales pursuant to this Sales Agreement.

On July 3, 2013, we amended and restated the Sales Agreement to increase the aggregate gross sales proceeds that may be raised to $100.0 million. Cumulatively through December 31, 2014, we sold 12,569,914 shares under the ATM offerings at a weighted-average selling price of $7.96 per share for net proceeds of approximately $97.0 million.

On September 4, 2015, we entered into an ATM sales agreement, with Cowen, under which we may, at our discretion, sell our common stock with a sales value of up to a maximum of $75.0 million through ATM offerings on the NASDAQ Stock Market (the “2015 Sales Agreement”). Cowen is the sole sales agent for any sales made under the 2015 Sales Agreement, and we will pay Cowen a commission, or allow a discount, for its services in acting as agent in the sale of our common stock of up to 3.0% of the gross sales price per share of all shares sold through it as agent under the 2015 Sales Agreement. The common stock will be sold at prevailing market prices at the time of sale, and, as a result, prices will vary. During the year ended December 31, 2015, there were no shares sold under the 2015 Sales Agreement and $75.0 million was available for issuance under the 2015 Sales Agreement as of December 31, 2015.

2015 Follow-on Public Offering

On April 8, 2015, we closed an underwritten public offering of shares of our common stock at a price to the public of $9.00 per share. The offering resulted in net proceeds to us of approximately $92.0 million after deduction of underwriting discounts of 6% and other offering expenses paid by us.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt to fund our operations in the longer term and to, among other activities, continue to commercialize PROCYSBI, to launch QUINSAIR, and to develop RP103 and MP-376 for the potential treatment of other indications. Our future capital requirements may be substantial, and will depend on many factors, including:

•	The continuing sales of PROCYSBI in the United States, Europe and other international markets;
•	The success of the launch of QUINSAIR in Europe and Canada;
•	The ongoing costs of establishing and maintaining sales and marketing capabilities in the United States, Europe and other international markets for PROCYSBI and QUINSAIR;
•	Our ability to negotiate reimbursement and pricing of PROCYSBI and QUINSAIR in various countries outside of the United States, and of QUINSAIR in Europe and Canada;
•	The cost of our manufacturing-related activities in support of PROCYSBI, QUINSAIR, MP-376, and RP103;

•	The cost of activities and outcomes related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;
•	The cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-European countries, and for QUINSAIR in the United States;
•

The timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for HD; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;

•	The cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials of MP-376 in non-CF related bronchiectasis and NTM infections;
•	The cost of evaluating and potentially acquiring or in-licensing and developing and commercializing new drug compounds;
•	The cost of filing, continuing surveillance, prosecuting, defending and enforcing existing or new patent claims;

and

•

The determination of whether we will strategically partner or out-license one or more of our product candidates and depending on the decision pursuing and completing a strategic partnership or license.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us or at all.

Research and Development Activities

We plan to conduct further research and development, to support several clinical trials for RP103, improve upon our internal discovery molecules and in-licensed technology and continue business development efforts for our preclinical and other clinical-stage product candidates in the next 12 months. We plan to conduct research and development activities by our own laboratory staff and also by engaging contract research organizations, clinical research organizations and contract manufacturing organizations. We also plan to incur costs for the production of our clinical study drug candidate RP103 for the potential treatment of HD; for production of RP103 for additional clinical trials in cystinosis; clinical and medical advisors; and consulting and collaboration fees. We anticipate that our research and development costs will increase during the next 12 months primarily due to the addition of new studies in support of cystinosis, HD, non-CF related bronchiectasis, and NTM. We may seek strategic partnerships in the development of one or more of our product candidates.

Selling, General and Administrative Activities

Selling, general and administrative costs in the next 12 months is expected to consist primarily of sales activities surrounding the sale of PROCYSBI in the United States and Europe and the commercial launch of PROCYSBI in additional countries in Europe, as well as the commercial launch of QUINSAIR in Canada and Europe. We anticipate that selling, general and administrative expenses will continue to increase in support of PROCYSBI sales growth, as well as an increase in facilities and administrative expenses to support our anticipated growth.

Capital Expenditures

In the next 12 months, we expect to increase our capital expenditures on laboratory and office equipment and computer software and hardware as we continue to increase our staff in 2016.

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

Other Contractual Obligations

We have contractual obligations under our capital and operating leases and other obligations related to research and development activities, purchase commitments and licenses. Information about these obligations as of December 31, 2015 is presented in the table below.

(In thousands)	< 1 year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Debt principal	$12,000	$24,000	$15,000	$—	$51,000
Convertible notes	—	—	60,000	—	60,000
Operating lease obligations	2,286	5,076	4,311	3,329	15,002
Purchase commitments and research and development/clinical	2,962	1,654	880	2,450	7,946
Total	$17,248	$30,730	$80,191	$5,779	$133,948

We maintain several contracts with contract manufacturers, clinical organizations and clinical sites, drug labelers and distributors and research organizations, primarily to assist with clinical research and clinical manufacturing for our cystinosis and HD programs. The future commitments pursuant to these agreements, some of which include estimates of amounts or timing of payments, are included in the table above as research and development and purchase commitments.

We are also subject to contingent payments related to various development activities totaling approximately $399.0 million, which are primarily due upon the achievement of certain development and commercial milestones. Of these contingent payments, $350.0 million relate to the purchase of QUINSAIR.  These contingent payments are not included in the table above as we cannot reliably predict their timing or occurrence.

In conjunction with our HC Royalty loan agreement, we have contractual interest payments that began in December 2012 at a fixed rate of 10.75% plus a percentage of product revenue. In July 2014, these fixed interest payments were amended to 8.00%. We also issued senior convertible notes which bear fixed interest of 8.0%. The fixed interest amount that remains committed through the term of the amended loan agreement and convertible senior notes is approximately $26.8 million. We also began paying quarterly payments of $3.0 million on principal under the HC Royalty loan in June 2015.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recent Accounting Pronouncements

The information required by this item is included in Note 2 Summary of Significant Accounting Policies in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Foreign Exchange Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our expenditures are transacted in U.S. dollars. We are subject to foreign exchange risk for the operations of Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS, and Raptor Pharmaceuticals Germany GmbH, which use the Euro as their functional currency. We do not believe that a hypothetical one percentage point fluctuation in the U.S. dollar exchange rate would materially affect our consolidated financial position, results from operations or cash flows as of December 31, 2015. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

As of December 31, 2015, we had approximately $146.5 million in cash equivalent money market accounts, yielding approximately 0.32% per year. A hypothetical one percentage point decline in interest rates would not have materially affected our consolidated financial position, results of operations or cash flows as of December 31, 2015.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be filed in this item appears on pages [71 to 106] of this Annual Report on Form 10-K.

Documents filed as part of this Annual Report on Form 10-K:

Financial Statements

PART II – FINANCIAL INFORMATION

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have provided certifications filed as Exhibits 31.1 and 32.1, and 31.2, respectively. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by those certifications.

(a) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This process includes those policies and procedures (i) that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) that receipts and expenditures are being made only in accordance with authorizations of our management and directors; (iii) that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements; and (iv) that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework (“2013 COSO”).

Based on our management’s assessment, we have concluded that as of December 31, 2015, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on the effectiveness of our internal control over financial reporting. This report is referenced in the index appearing under Item 8 of this Annual Report on Form 10-K.

(b) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control over Financial Reporting

Remediation of material weakness identified as of December 31, 2014:

As disclosed in Item 9A of our 2014 Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q filed during the 2015 fiscal year, we identified a material weakness in our internal control over financial reporting as of December 31, 2014. This internal control failure related to certain management review controls, including those designed to provide oversight over our inventory costing and tracking systems that were not effective. Our findings related to both the design and operating effectiveness of these controls.

Notwithstanding our material weakness as of December 31, 2014, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

During 2015, we executed our remediation plan for this material weakness. Our 2015 remediation activities involved numerous enhancements to our financial accounting processes, including the implementation of additional automated controls related to our standard costing overhead model, adding additional requirements to our tolerances, and adding additional and more precise general and management review controls to ensure that all available information is properly considered and reconciled. We also added personnel as needed to support our inventory supply chain process. We tested such newly established policies, procedures, and control activities designed to address the above-described material weakness. As a result, we believe that this material weakness was remediated as of December 31, 2015.

There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weakness which existed as of December 31, 2014, as described above.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required to be filed in this item appears on pages 71 to 106 of this Annual Report on Form 10-K.

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Index list to Consolidated Financial Statements:

(2)	Schedule II is included on page 106 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Here with

2.1++	Asset Purchase Agreement, dated as of August 20, 2015, between Raptor Pharmaceutical Corp. and Tripex Pharmaceuticals, LLC	8-K	9/8/2015	2.1

2.2	Amended and Restated Asset Purchase Agreement, dated as of October 2, 2015, by and among Raptor Pharmaceuticals Inc., Raptor Pharmaceutical Corp. and Tripex Pharmaceuticals, LLC	8-K	10/5/2015	2.1

3.1	Certificate of Incorporation of Raptor Pharmaceutical Corp.	8-K	10/10/2006	3.1

3.2	Certificate of Amendment to Certificate of Incorporation changing name to Raptor Pharmaceutical Corp.	8-K	10/5/2009	3.1

3.3	Amended and Restated Bylaws of Raptor Pharmaceutical Corp.	8-K	5/18/2015	3.2

4.1	Specimen common stock certificate of Raptor Pharmaceutical Corp.	8-K/A	10/7/2009	4.7

4.2	Form of 8.0% Convertible Senior Notes due 2019 issued on July 23, 2014.	8-K	7/3/2014	10.1

4.3	Registration Rights Agreement, dated as of August 20, 2015, by and among Raptor Pharmaceutical Corp., Tripex Pharmaceuticals, LLC and certain members of Tripex Pharmaceuticals, LLC	8-K	9/8/2015	4.1

10.1++	Pharmaceutical Development Services Agreement, dated January 7, 2008, between Raptor Therapeutics Inc. and Patheon Pharmaceuticals Inc.	10QSB/A**	4/15/2008	10.2

10.2	Form Indemnity Agreement	8-K	12/15/2009	10.1

10.3++	Manufacturing Services Agreement, dated November 15, 2010, between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	POS AM	11/23/2010	10.53

10.4++	API Supply Agreement, dated November 15, 2010, between Cambrex Profarmaco Milano and Raptor Therapeutics Inc.	POS AM	11/23/2010	10.54

10.5++	Cooperative Research and Development Agreement for Extramural-PHS Clinical Research, dated December 15, 2011, between the U.S. Department of Health and Human Services, as represented by the National Institute of Diabetes and Digestive and Kidney Diseases, an institute or center of the National Institutes of Health, and Raptor Therapeutics Inc.	10-Q	4/9/2012	10.1

10.6++	Second Amendment to License Agreement, effective October 30, 2012, between The Regents of the University of California and Raptor Therapeutics, Inc.	10-KT	3/14/2013	10.37

10.7++	Wholesale Product Purchase Agreement, dated April 3, 2013, between Accredo Health Group, Inc. and Raptor Pharmaceuticals Inc.	10-Q	8/9/2013	10.1

10.8++	Pharmacy Services Agreement, dated April 3, 2013, between Accredo Health Group, Inc. and Raptor Pharmaceuticals Inc.	10-Q	8/9/2013	10.2

10.9	Office Lease, dated April 18, 2013, between Hamilton Marin, LLC and Raptor Pharmaceutical Corp.	10-Q	8/9/2013	10.3

10.10	First Amendment to Office Lease, dated June 10, 2013, between Hamilton Marin, LLC and Raptor Pharmaceutical Corp.	10-Q	8/9/2013	10.4

10.11++	Amendment to Manufacturing Services Agreement, dated April 5, 2012, between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	10-Q	8/9/2013	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Here with

10.12++	Second Amendment to Manufacturing Services Agreement, dated June 21, 2013, between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	10-Q	8/9/2013	10.6

10.13	Convertible Note Purchase Agreement, dated as of July 1, 2014, among Registrant, as Issuer, HealthCare Royalty Partners II, L.P., HCRP Overflow Fund, L.P. and MOLAG Healthcare Royalty, LLC, each as Holder, and the Guarantors party thereto	8-K	7/2/2014	10.1

10.14	Amended and Restated Loan Agreement, dated as of July 1, 2014, by and among Healthcare Royalty Partners II, L.P., Registrant and the Guarantors party thereto	8-K	8/21/2014	10.1

10.15	Third Amendment to License Agreement, dated as of March 1, 2013, between The Regents of the University of California and Raptor Pharmaceuticals, Inc.	10-K	3/2/2015	10.49

10.16	Fourth Amendment to License Agreement, dated as of December 16, 2013, between The Regents of the University of California and Raptor Pharmaceuticals, Inc.	10-K	3/2/2015	10.50

10.17++	Development and License Agreement, dated as of February 11, 2006, between PARI Pharma GmbH successor in interest to PARI GmbH, and Mpex Pharmaceuticals, Inc.	8-K	9/8/2015	10.1

10.18++	Commercial Supply Agreement, dated as of August 20, 2015, between Raptor Pharmaceutical Corp. and PARI Pharma GmbH	8-K	9/8/2015	10.2

10.19++	Letter Agreement, dated as of August 20, 2015, between Raptor Pharmaceutical Corp. and PARI Pharma GmbH	8-K	9/8/2015	10.3

10.20++	Form of Amendment No. 1 to Development and License Agreement, to be entered into by and between Raptor Pharmaceutical Corp. and PARI Pharma GmbH	8-K	9/8/2015	10.4

10.21	Sales Agreement, dated as of September 4, 2015, between Raptor Pharmaceutical Corp. and Cowen and Company, LLC	8-K	9/8/2015	10.1

10.22#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan	8-K	10/4/2006	10.1

10.23#	Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan	8-K	10/4/2006	10.2

10.24#	2006 Equity Incentive Plan of Raptor Pharmaceutical Corp., as amended	S-8**	2/28/2007	4.3

10.25#	Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceutical Corp.	10-K/A**	12/23/2008	10.5

10.26#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	DEF14A	2/5/2010	Appendix A

10.27#	2011 Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	S-8	4/26/2011	4.15

10.28#	Form of Option Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	9/28/2011	10.1

10.29#	Form of Restricted Share Unit Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan				X

10.30#	2013 Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	7/25/2013	10.1

10.31#	2015 Plan Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	DEF 14A	3/26/2015	Appendix A

10.32#	Raptor Pharmaceutical Corp. 2013 Employee Stock Purchase Plan	DEF 14A	06/17/2014	Appendix A

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Here with

10.33#	Raptor Pharmaceutical Corp. 2014 Employment Commencement Stock Incentive Plan	10-K	3/2/2015	10.45

10.34#	Form of Stock Option Agreement under Raptor Pharmaceutical Corp. 2014 Employment Commencement Stock Incentive Plan	10-K	3/2/2015	10.46

10.35#	Amended and Restated Employment Agreement, dated as of July 7, 2014, by and between Julie Anne Smith and Raptor Pharmaceutical Corp	8-K	7/8/2014	10.1

10.36#	Executive Employment Agreement, dated as of October 21, 2014, by and between David Happel and Raptor Pharmaceutical Corp.	10-K	3/2/2015	10.47

10.37#	Executive Employment Agreement, dated as of January 2, 2015, by and between Michael Smith and Raptor Pharmaceutical Corp	8-K	1/7/2015	10.1

10.38#	Executive Employment Agreement, dated as of January 2, 2015, by and between Krishna Polu, M.D. and Raptor Pharmaceutical Corp.	10-K	3/2/2015	10.48

10.39#	Transition and Separation Agreement, dated as of July 15, 2015, by and between Thomas E. Daley and Raptor Pharmaceutical Corp.	8-K	7/17/2015	10.1

10.40#	Executive Employment Agreement, dated as of July 15, 2015, by and between Ashley Gould and Raptor Pharmaceutical Corp.	10-Q	11/5/2015	10.1

10.41#	Form of Executive Change in Control Severance Agreement	8-K	2/9/2016	10.1

21.1	Subsidiaries of Raptor Pharmaceutical Corp.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in the signature page hereto)				X

31.1	Certification of Julie Anne Smith, Chief Executive Officer and Director				X

31.2	Certification of Michael P. Smith, Chief Financial Officer and Treasurer				X

32.1	Certification of Julie Anne Smith, Chief Executive Officer and Director, and of Michael P. Smith, Chief Financial Officer and Treasurer				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Incorporated by reference from the indicated filing of Raptor Pharmaceutical Corp. rather than that of the Registrant.
#	Indicates a management contract or compensatory plan or arrangement.
++	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPTOR PHARMACEUTICAL CORP.

Dated: February 26, 2016	By:	/s/ Michael Smith
Michael Smith
Chief Financial Officer and Treasurer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Julie A. Smith		February 26, 2016
Julie A. Smith	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael Smith		February 26, 2016
Michael Smith	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ Gregg Lapointe		February 26, 2016
Gregg Lapointe	Chairman of the Board and Director

/s/ Raymond W. Anderson		February 26, 2016
Raymond W. Anderson	Director

/s/ Suzanne L. Bruhn		February 26, 2016
Suzanne L. Bruhn, Ph.D.	Director

/s/ Richard L. Franklin		February 26, 2016
Richard L Franklin, M.D., Ph.D.	Director

/s/ Georges Gemayel		February 26, 2016
Georges Gemayel, Ph.D.	Director

/s/ Llew Keltner		February 26, 2016
Llew Keltner, M.D., Ph.D.	Director

/s/ Christopher M. Starr		February 26, 2016
Christopher M. Starr, Ph.D.	Director

RAPTOR PHARMACEUTICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS,

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K Filed With

Securities and Exchange Commission

December 31, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RAPTOR PHARMACEUTICAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Raptor Pharmaceutical Corp.

We have audited the accompanying consolidated balance sheets of Raptor Pharmaceutical Corp. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015.   Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Pharmaceutical Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Raptor Pharmaceutical Corp.

We have audited the internal control over financial reporting of Raptor Pharmaceutical Corp. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in the 2013  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Francisco, California

February 26, 2016

RAPTOR PHARMACEUTICAL CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$157,352	$149,613
Restricted cash	1,055	1,562
Accounts receivable	13,267	7,455
Inventories	6,424	9,134
Prepaid expenses and other assets	3,301	3,841
Total current assets	181,399	171,605
Noncurrent assets:
Property and equipment, net	7,644	5,880
Goodwill	12,223	3,275
Intangible assets, net	216,463	2,974
Other assets	5,619	5,332
Total Assets	$423,348	$189,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,423	$2,550
Accrued liabilities	22,630	16,859
Common stock warrant liability	—	711
Note payable, current portion	12,000	9,000
Total current liabilities	40,053	29,120
Noncurrent liabilities:
Contingent consideration liability	166,800	—
Deferred tax liability	303	—
Note payable, net of current portion	39,000	51,000
Convertible notes	60,000	60,000
Total liabilities	306,156	140,120

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 85,235,591 and 68,861,366 shares issued and outstanding at December 31, 2015 and 2014, respectively	85	69
Additional paid-in capital	441,601	306,832
Accumulated other comprehensive loss	(1,377)	(60)
Accumulated deficit	(323,117)	(257,895)
Total stockholders' equity	117,192	48,946
Total Liabilities and Stockholders' Equity	$423,348	$189,066

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except shares and per share data)

	For the Year Ended December 31,
	2015	2014	2013
Product revenue	$94,190	$69,497	$16,872
Collaborative revenue	50	—	—
Total revenue	94,240	69,497	16,872
Cost of sales	12,621	9,416	1,653
Gross profit	81,619	60,081	15,219
Operating expenses:
Research and development	58,634	43,477	29,177
Selling, general and administrative	71,443	56,654	37,948
Total operating expenses	130,077	100,131	67,125
Loss from operations	(48,458)	(40,050)	(51,906)
Interest income	255	76	188
Interest expense	(15,793)	(13,971)	(6,832)
Foreign currency transaction gain (loss)	(287)	261	8
Loss on short-term investments	—	—	(128)
Adjustment to fair value of common stock warrants	(495)	(1,148)	(10,747)
Other income	—	2,346	—
Loss before provision for income taxes	(64,778)	(52,486)	(69,417)
Provision for income taxes	444	54	—
Net Loss	$(65,222)	$(52,540)	$(69,417)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(1,317)	323	(268)
Comprehensive Loss	$(66,539)	$(52,217)	$(69,685)

Net loss per share:
Basic and diluted	$(0.83)	$(0.83)	$(1.20)
Weighted-average shares outstanding:
Basic and diluted	78,878,500	63,213,504	57,860,366

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except shares and per share data)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2012	52,425	$52	$155,945	$(115)	$(135,938)	$19,944
Net loss	—	—	—	—	(69,417)	(69,417)
Other comprehensive income (loss)	—	—	—	(268)	—	(268)
Issuance of common stock:						—
At-the-market financing facility, net of offering costs	4,939	5	38,389	—	—	38,394
Exercise of common stock options	651	1	2,474	—	—	2,475
Exercise of common stock warrants	3,600	4	10,322	—	—	10,326
Reclassification of the fair value of warrant liabilities upon exercise			20,086		—	20,086
Stock-based compensation	—	—	7,030	—	—	7,030
Balance at December 31, 2013	61,615	62	234,246	(383)	(205,355)	28,570
Net loss	—	—	—	—	(52,540)	(52,540)
Other comprehensive income (loss)	—	—	—	323	—	323
Issuance of common stock:						—
Employee stock purchase plan	21	—	179	—	—	179
At-the-market financing facility, net of offering costs	4,970	4	44,459	—	—	44,463
Exercise of common stock options	1,643	2	6,574	—	—	6,576
Exercise of common stock warrants	612	1	1,825	—	—	1,826
Reclassification of the fair value of warrant liabilities upon exercise	—	—	7,503	—	—	7,503
Stock-based compensation	—	—	12,046	—	—	12,046
Balance at December 31, 2014	68,861	69	306,832	(60)	(257,895)	48,946
Net loss	—	—	—	—	(65,222)	(65,222)
Other comprehensive income (loss)	—	—	—	(1,317)	—	(1,317)
Issuance of common stock:						—
Employee stock purchase plan	141	—	938	—	—	938
Sale of common stock	10,925	11	92,038			92,049
Restricted stock units	10	—	—	—	—	—
Exercise of common stock options	1,567	2	6,606	—	—	6,608
Exercise of common stock warrants	284	0	301	—	—	301
Employee stock-based compensation expense	—	—	12,803	—	—	12,803
Consultant stock-based compensation expense	—	—	20	—	—	20
Common stock issued for QUINSAIR acquisition	3,448	3	20,857	—	—	20,860
Reclassification of the fair value of warrant liabilities upon exercise	—	—	1,206	—	—	1,206
Balance at December 31, 2015	85,236	$85	$441,601	$(1,377)	$(323,117)	$117,192

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(65,222)	$(52,540)	$(69,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,823	12,046	7,030
Fair value adjustment of common stock warrants	495	1,148	10,747
Amortization of intangible assets	311	239	193
Depreciation of property and equipment	1,310	798	244
Deferred income taxes	303	—	—
Realized loss (gain) on disposal/sale of property and equipment	—	219	(12)
Loss on short-term investments	—	—	128
Amortization of debt issuance cost	1,215	1,626	433
Changes in assets and liabilities:
Accounts receivable	(5,973)	(1,274)	(6,181)
Inventories	2,627	(6,134)	(3,000)
Prepaid expenses and other assets	438	572	(2,028)
Deposits	(659)
Accounts payable	2,970	(2,714)	(114)
Accrued liabilities	5,203	3,731	10,683
Deferred revenue	—	(4,698)	4,698
Net cash used in operating activities	(44,159)	(46,981)	(46,596)

Cash flows from investing activities:
Net purchase of property and equipment	(2,890)	(5,086)	(1,586)
Purchase of short-term investments	—	—	(147)
Sale of short-term investments	—	—	22,114
Intangible assets	—	—	(1,250)
Change in restricted cash	492	(1,062)	(337)
Acquisition of QUINSAIR	(35,370)	—	—
Net cash (used in) provided by investing activities	(37,768)	(6,148)	18,794

Cash flows from financing activities:
Proceeds from sale of common stock, net	92,049	—	—
Proceeds from sale of common stock under ATM agreement	—	44,463	38,394
Proceeds from the exercise of common stock warrants	301	1,826	10,326
Proceeds from the exercise of common stock options and ESPP	7,546	6,755	2,475
Proceeds from issuance of debt	—	70,000	25,000
Debt issuance costs	—	(3,521)	(1,260)
Principal payments on debt	(9,000)
Offering costs	-	(156)	(126)
Net cash provided by financing activities	90,896	119,367	74,809
Effect of exchange rates on cash and cash equivalents	(1,230)	323	(268)
Net increase in cash and cash equivalents	7,739	66,561	46,739
Cash and cash equivalents, beginning of period	149,613	83,052	36,313
Cash and Cash Equivalents, End of Period	$157,352	$149,613	$83,052

Supplemental cash flow information:	2015	2014	2013
Interest paid	$14,328	$11,654	$5,412
Income taxes paid	384	176	2
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with QUINSAIR acquisition	20,860	—	—
Contingent consideration recognized in connection with QUINSAIR acquisition	166,800	—	—
Fair value of warrant liability reclassified to equity upon exercise	1,206	7,503	20,086

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

In October 2015, we acquired various assets and rights related to levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating chronic lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. We plan to launch QUINSAIR in Europe in the first half of 2016 and Canada later in 2016. QUINSAIR is not approved in the United States and the Company plans to discuss the path to potential approval in the same indication in the United States with the FDA in 2016.

Raptor’s development pipeline includes its proprietary delayed-release form of cysteamine, or RP103, the investigational form of PROCYSBI and MP-376, the investigational form of QUINSAIR. Raptor currently has product candidates in clinical development designed to potentially treat Huntington’s disease (“HD”) and Leigh syndrome and other mitochondrial disorders. Raptor’s preclinical programs are based upon bioengineered novel drug candidates that are designed to address rare and orphan indications.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company’s direct and indirect wholly owned subsidiaries: Raptor Pharmaceuticals Inc., formerly known as Raptor Therapeutics Inc., which merged with Raptor Discoveries Inc. in December 2012 prior to changing its name, and Raptor European Products, LLC, each of which was incorporated in Delaware on August 1, 2007, and February 14, 2012, respectively, and Raptor Pharmaceuticals Europe B.V. (“BV”), Raptor Pharmaceuticals France SAS (“SAS”), Raptor Pharmaceuticals Germany GmbH (“GMBH”) and RPTP European Holdings C.V. (“CV”), domiciled in the Netherlands on December 15, 2009, in France on October 30, 2012, in Germany on October 16, 2013 and in the Cayman Islands on February 16, 2012, respectively. All inter-company accounts have been eliminated. Net assets in foreign countries totaled $ 4.5  million and $5.8 million at December 31, 2015 and 2014, respectively.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Segment Information

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are not material.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates. The Company previously recorded a common stock warrant liability which was carried at fair value and, determined using the Black-Scholes option valuation model at the end of each reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds, with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. As of December 31, 2015, the Company had $157.4 million in cash and cash equivalents, of which $6.9 million was held by its foreign subsidiaries.

Restricted Cash

Restricted cash represents certificates of deposit and compensating balances required by the Company’s U.S. and European banks as collateral for credit cards and for access to a value-added tax deferral program.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates its allowance for doubtful accounts based upon an assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, and other factors that may affect customers’ ability to pay. To date, the Company has not experienced significant losses with respect to the collection of accounts receivable.

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

PROCYSBI is currently distributed in the U.S. by a specialty pharmacy distributor, the Accredo Health Group, Inc. (“Accredo”) which is currently the Company’s only U.S. customer and which subsequently ships directly to patients. The Company’s distributor in the EU and other territories outside the U.S. is the Almac Group, Ltd., which ships directly to pharmacies after a prescription for PROCYSBI has been received. PROCYSBI is not available in U.S. retail pharmacies. Authorization of coverage by patients’ commercial insurance plans, Raptor’s patient assistance program (“PAP”) or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients. Prior to the third quarter of 2014, revenue from the sale of PROCYSBI in the U.S. was recognized based on the amount of product sold through to the patients. Beginning July 2014, the Company was able to reasonably estimate and determine sales allowances in the U.S.; therefore the Company began recognizing PROCYSBI revenue in the U.S. at the point of sale to the specialty pharmacy, which resulted in a one-time non-recurring recognition of an additional $4.4 million in net revenues during the three months ended September 30, 2014. Revenue is currently recognized in the EU once confirmed orders from pharmacies have been shipped and invoiced for payment by the distributor on the Company’s behalf.

The Company records revenue net of expected discounts, distributor fees, and rebates, including government rebates such as Medicare and Medicaid in the U.S. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payor and payor mix information, which is known in the U.S. at the time of shipment to the distributor and in Europe at the time of shipment to pharmacies, and the government-mandated discount rates applicable to government-funded programs. There is a significant time lag in us receiving these rebate notices (generally several months after our sale is made). The Company’s estimates are based on our historical claims from participating state governments, as supplemented by management’s judgment. The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life.

Products that have been approved by the FDA or other regulatory authorities are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases or patients that have not been approved by the FDA or other regulatory authorities. The form of PROCYSBI utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative accounting guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and/or no longer can be used for commercial purposes and, therefore, does not have an “alternative future use.”

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

Property and Equipment

Property and equipment, which mainly consist of leasehold improvements, office furniture, lab equipment and computer hardware and software, are stated at cost. Depreciation is computed using the straight-line method over the related estimated useful lives, except for leasehold improvements, which are depreciated over the shorter of the useful life of the asset or the lease term. Significant additions and improvements that have useful lives estimated at greater than one year are capitalized, while repairs and maintenance are charged to expense as incurred.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when marketing approval is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if any events or changes occur that would indicate the fair values of the assets are below their carrying amounts.

Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis, and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Common Stock Warrant Liabilities

The Company previously issued common stock warrants that contained conditional obligations that may have required the Company to transfer cash to settle the warrants upon the occurrence of certain fundamental transactions. Therefore, the Company classified such warrants as liabilities. At each reporting period, the Company re-measured the common stock warrant liability at the end of every reporting period with the change in value reported in the Company’s consolidated statements of operations and comprehensive loss. At the exercise date, the fair values of these warrants were re-measured and reclassified to equity. As of December 31, 2015, all common stock warrants had been exercised or expired.

Debt Issuance Costs

Debt issuance costs are expenses associated with the loan agreements with HC Royalty and the issuance of convertible notes (see Note 8). Debt issuance costs which were capitalized are being amortized over the life of the respective debt to interest expense using the interest method. Debt issuance costs are a component of Other Assets on the Company’s consolidated balance sheets.

Other Income

In 2014, the Company recorded other income of $2.3 million related to disgorgement of alleged short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 from a stockholder. This amount is recorded as Other Income on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

	Year Ended December 31,
	2015	2014	2013
Warrants to purchase common stock	—	334,764	946,370
Options to purchase common stock	8,790,474	8,857,961	8,217,674
Restricted stock unit awards outstanding	448,777
Convertible debt	3,428,571	3,428,571	—
Total Potentially Dilutive Securities	12,667,822	12,621,296	9,164,044

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Advertising Expenses

The Company expenses advertising costs, including promotional expenses, as incurred. For the years ended December 31, 2015,  and 2014 advertising expenses were $2.9 million and $1.4 million, respectively.

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

The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements. The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, the Company will: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  This ASU is effective for the Company in the first quarter of 2018, and early adoption permitted. The Company does not expect the adoption of the amendments to have a material effect on its financial condition and results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as a deferred charge as presented under current guidance. ASU 2015-03 is effective for  the Company in the first quarter of 2016 and must be applied retrospectively. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” The adoption of this amendment would result in a balance sheet reclassification of the Company’s $3.8 million unamortized debt issuance costs balance of December 31, 2015 to a reduction in the carrying amount of the related debt liability.  This amendment will not affect the Company’s results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective for the Company in the first quarter of 2017 and is to be applied prospectively. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In September 2015, the FASB issued ASU 2015-16,  Simplifying the Accounting for Measurement-Period Adjustments which allows entities to recognize adjustments to provisional amounts in the period adjustment is identified rather than retrospectively. In-period adjustments must be disclosed. This ASU is effective for  the Company in the first quarter of 2016. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Early adoption is permitted for financial statements that have not been issued.  The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This is part of FASB’s simplification initiative. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for the Company in the first quarter of 2017. Early adoption is permitted.  The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for the Company in the first quarter of 2018.  Early adoption is not permitted except for limited provisions.  The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2015 and 2014. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)
December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$147,007	$—	$—	$147,007
Total	$147,007	$—	$—	$147,007

Liabilities
Contingent Consideration Liability	$—	$—	$166,800	$166,800
Total	$—	$—	$166,800	$166,800

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$137,938	$—	$—	$137,938
Total	$137,938	$—	$—	$137,938

Liabilities
Common stock warrants	$—	$—	$711	$711
Total	$—	$—	$711	$711

(1)	Cash equivalents represent the fair value of the Company’s investments in money market funds at December 31, 2015 and 2014.

The following table presents a reconciliation of the Company’s recurring fair value measurements categorized within Level 3 of the fair value hierarchy (liability-classified common stock warrants). See Note 11 for additional information regarding the fair value of the contingent consideration liability.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Common Stock Warrants

	Year Ended December 31,
(In thousands)	2015	2014	2013
Beginning fair value	$711	$7,066	$16,405
Change in fair value recognized in earnings	495	1,148	10,747
Exercises	(1,206)	(7,503)	(20,086)
Ending Fair Value	$—	$711	$7,066

Certain of the Company’s previously outstanding common stock warrants were classified as liabilities and were, therefore, re-measured using the Black-Scholes option valuation model at the end of each reporting period with the change in value reported in the Company’s consolidated statements of operations and comprehensive loss. At December 31, 2015, all common stock warrants subject to liability classification had been exercised or expired.

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

Fair Value of Certain Financial Liabilities

The following table presents the carrying value and fair value of certain financial liabilities that are recorded on the Company’s consolidated balance sheets.

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Note payable	$51,000	$63,004	$60,000	$65,522
Convertible notes	60,000	44,975	60,000	56,760

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

Inventories are summarized as follows:

	December 31,
(In thousands)	2015	2014
Raw materials	$2,681	$6,290
Work-in-process	1,824	721
Finished goods	1,919	2,123
Total Inventories	$6,424	$9,134

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

5.  PROPERTY AND EQUIPMENT

The following table presents the components of property and equipment and their estimated useful lives.

	December 31,		Estimated
(In thousands)	2015	2014	useful lives
Manufacturing equipment	$4,262	$2,393	—
Office furniture	2,344	2,198	7 years
Laboratory equipment	1,721	1,373	5 years
Computer hardware and software	1,364	815	3 years
Leasehold improvements	583	470	Lease term
Total at cost	10,274	7,249
Less: accumulated depreciation	(2,630)	(1,369)
Total Property and Equipment, Net	$7,644	$5,880

Depreciation expense for the years ended December 31, 2015 and 2014 was $1.3 million and $0.8 million, respectively.

6.  NET PRODUCT REVENUES BY GEOGRAPHIC REGION AND NET PRODUCT REVENUES BY SIGNIFICANT CUSTOMERS

Net Product Revenues by Geographic Region

	For the Year Ended December 31,
(In millions)	2015	2014	2013

United States	$86.5	$66.8	$16.9
International	7.7	2.7	—
Total Net Product Revenues by Geographic Region	$94.2	$69.5	$16.9

Net Product Revenues by Significant Customer

Sales to our significant customer, Accredo Health Services, totaled $86.5 million, or 91.82% for 2015, $66.8 million, or 96.12% for 2014, and $16.8, or 100% for 2013 of net product revenue.

7.  GOODWILL AND INTANGIBLE ASSETS

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

payments to UCSD during the second and third quarters of 2013 of $0.8 million and $0.5 million, respectively, in conjunction with these approvals, which were capitalized as intangible assets.

In October 2015, the Company acquired the intellectual property and other rights to develop QUINSAIR from Tripex Pharmaceuticals, LLC (“Tripex”) for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis that has received marketing approval in Europe and Canada. The fair value of the intangible assets at the time of acquisition was approximately $213.8 million.

A summary of intangibles acquired is as follows:

	Useful Life	December 31,
(In thousands)	(Years)	2015	2014
IPR&D QUINSAIR	Indefinite	$210,600	$—
Developed technology - QUINSAIR	11.0	3,200	$—
IP license for RP103 related to the Encode merger	20.0	2,620	2,620
UCSD license - FDA and EC approval milestones	14.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		217,910	4,110
Less accumulated amortization		(1,447)	(1,136)
Intangible Assets, Net		$216,463	$2,974

The intangible assets (developed technology) related to the QUINSAIR developed technology are being amortized over an estimated useful life of 11 years, which is the life of the intellectual property patents. The intangible assets related to RP103 are being amortized over an estimated useful life of 20 years, which is the life of the intellectual property patents. The 14 year estimated useful life is also based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. Other intangible assets are being amortized using the straight-line method over an estimated useful life of 16 years, which is the life of the intellectual property patents. The above definite-lived intangibles do not have any residual value beyond the assets’ useful lives.

During the years ended December 31, 2015 and 2014, there was no intangible asset impairment recognized.

During the years ended December 31, 2015 and 2014, the Company amortized $146 thousand, and $146 thousand, respectively, of intangible assets to research and development expense.

Amortization expense for intangible assets for each of the next five years is as follows:

(In thousands)	Amortization Expense
2016	$529
2017	529
2018	529
2019	529
2020	529

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

(In thousands)
Balance as of December 31, 2014 and 2013	$3,275
Goodwill acquired	8,948
Goodwill, Net	$12,223

The Company tested the carrying value of goodwill for impairment as of December 31, 2015 and determined that there was no impairment.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

8.  ACCRUED LIABILITIES

Accrued liabilities consisted of:

	December 31,
(In thousands)	2015	2014
Personnel-related costs	$7,601	$6,879
Rebates and other sales deductions	2,833	3,231
Clinical trials and research and development costs	5,076	2,522
License royalty payable	1,352	972
Royalty-based interest payable	2,008	369
Manufacturing costs	1,577	284
Business development & legal costs	1,030	333
Other	1,153	2,269
Total Accrued Liabilities	$22,630	$16,859

The roll forward of significant estimated accrued rebates, reserve for cash discounts and product returns for the years ended December 31, 2015, and 2014 were as follows:

	Beginning Balance	Provision for Current Period Sales	Provision for Prior Period Sales	Actual Returns/ Credits Related to Current Period Sales	Actual Returns/ Credits Related to Prior Period Sales	Outstanding Balance at Year End
December 31, 2015
Accrued rebates	$2,935	$6,250	$239	$(3,712)	$(3,174)	$2,538
Reserve for cash discounts	215	1,821	41	(1,563)	(256)	258
Product returns	296	—	—	—	—	296
December 31, 2014
Accrued rebates	$2,029	$5,950	$(1,135)	$(3,388)	$(521)	$2,935
Reserve for cash discounts	126	1,725	—	(1,511)	(125)	215
Product returns	296	—	—	—	—	296

The Company accrued approximately $2.5 million and $2.9 million for estimated rebate payments at December 31, 2015 and 2014, respectively. The Company evaluates its historical rebate payments by product as a percentage of historical sales in order to estimate its accrued rebates in proportion to revenue. Management has determined that a one-year look back represents a reasonable approach for assessing its rebate liabilities, and as of December 31, 2015 believes that it has adequately reserved for known and potentially unknown incurred rebates.

The Company accrued approximately $0.3 million and $0.2 million for the estimated cost of prompt-payment discounts at December 31, 2015 and 2014, respectively. These amounts are estimated based upon payment terms with each of the Company’s customers.

The Company considered the need for a reserve for possible product returns sold during the years ended December 31, 2015 and 2014 respectively.  The Company determined an allowance of $0.3 million at December 31, 2015 and 2014, respectively, was necessary for possible product returns from its distributor. These amounts are estimated based upon the timing and history of similar product sales in the pharmaceutical industry. As of December 31, 2015, no products had been returned.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

9.  NOTE PAYABLE

On December 20, 2012, the Company entered into a loan agreement with HC Royalty, as lender, under which it agreed to borrow $50.0 million in two $25.0 million tranches. The Company received $23.4 million in net proceeds from the first tranche of the loan at closing in December 2012 and an additional $23.7 million in net proceeds in May 2013 from the second tranche upon FDA approval of PROCYSBI.

In July 2014, the Company entered into an amended and restated loan agreement with HC Royalty which revised the terms of the 2012 loan agreement between the Company and HC Royalty, and also provided for an additional $10.0 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues, including revenues from the sale of PROCYSBI, in each calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50.0 million of revenue and 2.0% on revenue in excess of $50.0 million. The first quarterly principal payment of $3.0 million was paid by the Company in June 2015. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and the Company’s obligation to make payments thereunder will terminate immediately when all payments received by HC Royalty equal $120.0 million.

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

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, variable royalty interest became payable to HC Royalty based upon net revenues of PROCYSBI. Interest expense on the loan, excluding amortization of debt issuance costs, for the years ended December 31, 2015, 2014, and 2013 was approximately $9.8 million, $10.6 million, and $6.8 million, respectively.

The following table presents contractual principal payments of the note payable at December 31, 2015.

(In thousands)	Note Principal Payments
2016	$12,000
2017	12,000
2018	12,000
2019	12,000
2020	3,000
Total	$51,000

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Unamortized debt issuance costs on the loan agreement totaled $1.5 million and $2.3 million at December 31, 2015 and 2014, respectively. Amortization expense was $0.7 million, $1.0 million and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

10.  CONVERTIBLE NOTES

In July 2014, the Company sold $60.0 million aggregate principal amount of 8.0% convertible senior notes due 2019 to HC Royalty and other purchasers. These convertible notes require quarterly interest distributions at a fixed coupon rate equal to 8.0% until maturity or conversion, which will be no later than August 1, 2019. The convertible senior notes are convertible at the option of the holder at a conversion rate of 57.14 common shares per $1,000 principal amount of convertible senior notes at issuance (equivalent to a conversion price of $17.50 per common share), subject to adjustment in certain events. Upon conversion of these convertible senior notes by a holder, the holder will receive shares of the Company’s common stock.

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

Interest expense on convertible notes, excluding amortization of debt issuance costs, was $4.8 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. Unamortized debt issuance costs on these convertible notes totaled $2.3 million and $2.8 million at December 31, 2015 and 2014, respectively. Amortization expense for the years ended December 31, 2015 and 2014 was $0.5 million and $0.2 million, respectively.

11.  BUSINESS COMBINATION

(a) Acquisition of QUINSAIR

Acquisition Overview

On October 5, 2015, the Company completed the acquisition of QUINSAIR from Tripex. The Company acquired exclusive global rights and assets to develop, manufacture and commercialize QUINSAIR a levofloxacin solution for inhalation. At closing, the Company paid Tripex approximately $35.4 million in cash consideration, subject to a deduction for payment of costs for representations and warranties insurance, and an amount to be held in escrow, and issued to Tripex 3,448,001 shares of Raptor common stock. In addition, the purchase agreement provides for contingent payments of up to $350 million associated with development, regulatory and commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty on future global net sales. The Company has single-digit royalty and contingent obligations to two additional parties involved in QUINSAIR’s development.

Consideration transferred

The acquisition-date fair value of the consideration transferred consisted of the following items:

(In thousands)
Cash consideration	$35,370
Stock consideration	20,860
Contingent consideration	166,800
Total purchase consideration	$223,030

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Fair Value Estimate of Assets Acquired and Liability Assumed

Property and equipment	$282
Developed Technology	3,200
In-Process Research and Development	210,600
Goodwill	8,948
$223,030

	Value of Intangible Assets Acquired	Amortization Period*
Developed technology	$3,200	132 months
IPR&D	210,600	(1)
Total identifiable intangible assets	$213,800

*	Recognized on a straight-line basis.
(1)

IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPR&D is not amortized during this period, but is periodically tested for impairment.

The fair value of the acquired developed technology and IPR&D assets were estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.  Direct costs of the QUINSAIR acquisition included consulting, legal, and accounting fees which aggregated to $3.9 million. This amount is included in “selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2015.

The Company estimated the acquisition date fair value of the contingent consideration payable of $166.8 million on October 5, 2015, which is payable upon the achievement of specified development, regulatory approval, sales-based milestone events or financial results. The model used in valuing this contingent consideration liability requires the use of significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the products or product candidates;
•	the probability of success for unapproved product candidates considering their stages of development;
•	the time and resources needed to complete the development and approval of product candidates;
•

the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

As of December 31, 2015, the fair value of the contingent consideration liability remained unchanged at $166.8 million due to the limited passage of time from the acquisition date and as there were no changes to the significant estimates and assumptions used in measuring the acquisition date fair value. The contingent consideration liability is recognized on the face of the Company’s consolidated balance sheet.

The acquired assets were pre-revenue as of the acquisition date and the expenses incurred, related to the acquired assets, were insignificant for the period January 1, 2014 to the acquisition date. Subsequent to the acquisition date, the Company has not recognized any revenue and has incurred approximately $1.0 million of expenses through December 31, 2015.

Goodwill

Goodwill presented above of $8.9 million represents the difference of the QUINSAIR total purchase consideration of $223.0 million minus the net assets acquired of $214.1 million. This goodwill includes benefits that the Company believes will result from the

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

know-how associated with the QUINSAIR compound for the impending commercial launch and future product development. In accordance with applicable GAAP, the Company will not amortize goodwill though it will be subjected to annual impairment testing. This goodwill is not deductible for income tax purposes.

12.  CAPITAL STRUCTURE

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

2009 Merger and NASDAQ Listing

On September 29, 2009, the Company, formerly known as TorreyPines Therapeutics, Inc. (“TorreyPines”) and Raptor Pharmaceutical Corp. (“RPC”) completed a reverse merger. The Company changed its name to “Raptor Pharmaceutical Corp.” and commenced trading on the NASDAQ Global Market. In connection with the merger, the Company assumed all of the TorreyPines stock options and warrants outstanding at the time of the merger. The remaining warrants outstanding expired on September 26, 2015.

Common Stock Issuance under At-The-Market (“ATM”) Agreement

On April 30, 2012, the Company entered into an “At-the-Market” (“ATM”) sales agreement, with Cowen and Company, LLC (“Cowen”), under which the Company could, at its discretion, sell its common stock with a sales value of up to a maximum of $40.0 million through ATM offerings on the NASDAQ Stock Market (the “2012 Sales Agreement”). On July 3, 2013, the Company and Cowen amended and restated the 2012 Sales Agreement (the “2012 Amended and Restated Sales Agreement”) to increase the aggregate gross sales proceeds that could be raised to $100.0 million. Cowen was the sole sales agent for any sales made under the ATM for a 3.0% commission on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices varied. Cumulatively through December 31, 2014, we sold 12,569,914 shares under the ATM offerings at a weighted-average selling price of $7.96 per share for net proceeds of approximately $97 million under the 2012 Amended and Restated Sales Agreement.

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

On September 4, 2015, the Company entered into a new ATM sales agreement, with Cowen, under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $75.0 million through ATM offerings on the NASDAQ Stock Market (the “2015 Sales Agreement”). Cowen is the sole sales agent for any sales made under the 2015 Sales Agreement, and the Company will pay Cowen a commission, or allow a discount, for its services in acting as agent in the sale of our common stock of up to 3.0% of the gross sales price per share of all shares sold through it as agent under the 2015 Sales Agreement. The common stock will be sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices will vary. During the year ended December 31, 2015, there were no shares sold under the 2015 Sales Agreement and $75.0 million was available for issuance under the 2015 Sales Agreement.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

2015 Follow-on Public Offering

On April 8, 2015, the Company closed an underwritten public offering of shares of the Company’s common stock at a price to the public of $9.00 per share. The shares sold in the offering included 9.5 million shares of common stock plus an additional 1.43 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option the Company granted to them. Total gross proceeds to the Company in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $98.3 million, before underwriting discounts and commissions. The offering resulted in net proceeds to the Company of approximately $92.0 million after deduction of underwriting discounts of 6% and other offering expenses paid by the Company.

Common Stock Warrants

During the years ended December 31, 2015 and 2014, the Company received approximately $0.3 million and $1.8 million from the exercise of warrants in exchange for the issuance of 284,047 and 611,606 shares of the Company’s common stock, respectively. There were no common stock warrants outstanding at December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded losses of approximately $0.5 million, $1.1 million, and $10.7 million, respectively, in its consolidated statements of operations and comprehensive loss from changes in the fair values of liability-classified warrants.

13.  STOCK-BASED COMPENSATION

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

During the year ended December 31, 2015, the Company received approximately $6.6 million from the exercise of stock options. As of December 31, 2015, there were 3,906,512 shares remaining available for issuance under the 2010 Stock Incentive Plan, as amended.

Stock options are granted to recognize the contributions made by its employees, independent contractors, consultants and directors, to provide those individuals with additional incentive to devote themselves to the Company’s future success and to improve its ability to attract, retain and motivate individuals upon whom its growth and financial success depends. Employee stock options generally vest over four years with a six-month cliff-vesting period. In general, all options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are granted at prices not less than the fair market value of the Company’s common stock on the grant date. The Company has and may grant options with different vesting terms from time to time.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table presents components of stock-based compensation recorded in our consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of goods sold	$186	$191	$—
Research and development	2,526	2,220	1,550
General and administrative	10,111	9,635	5,480
Total Stock-Based Compensation Expense	$12,823	$12,046	$7,030

Stock-based compensation expense was based on the Black-Scholes option-pricing model assuming the following:

Period (1)	Risk-free interest rate	Expected life of stock option	Annual Volatility
Year ended December 31, 2015	1.33% to 2.18%	6 years	67 to 69%
Year ended December 31, 2014	0.0025% to 2.13%	6 years	67 to 68%
Year ended December 31, 2013	0.71% to 1.51%	5 years	66 to 100%

(1)	Dividend rate is 0% for all periods presented.

The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options, which is typically the period over which the options vest, using the straight-line method.

A summary of the activity in the 2014 Employment Commencement Stock Incentive Plan, the 2010 Equity Incentive Plan, as amended, the 2006 Equity Compensation Plan, as amended, and the Company’s other stock option plans, is as follows:

	For the Year Ended
	December 31,2015		December 31,2014
	Option Shares	Weighted- average Exercise Price	Option Shares	Weighted- average Exercise Price
Beginning balance	8,857,961	$7.71	8,217,674	$6.05
Granted	2,453,009	9.80	3,356,946	12.03
Exercised	(1,542,603)	4.28	(1,643,464)	4.00
Canceled	(977,893)	11.33	(1,073,195)	14.22
Outstanding Balance at Year End	8,790,474	8.49	8,857,961	7.71

The number of options outstanding, vested and expected to vest as of December 31, 2015 was 8,142,976 and the weighted-average remaining contractual life was 6.9 years. The aggregate intrinsic value and the weighted-average intrinsic value of stock options outstanding, vested and expected to vest as of December 31, 2015 was $2.1 million and $8.37 per option, respectively. The number of options outstanding, vested and expected to vest as of December 31, 2014 was 8,390,147 and the weighted-average remaining contractual life was 6.8 years. The aggregate intrinsic value and the weighted-average intrinsic value of stock options outstanding, vested and expected to vest as of December 31, 2014 was $33.7 million and $7.57 per option, respectively.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

As of December 31, 2015, the options outstanding under all of the Company’s stock option plans consisted of the following:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number of Options Exercisable	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price
$0 to $3.00	319,755	2.10	$2.67	319,755	2.10	$2.67
$3.01 to $5.00	1,021,578	5.31	4.05	819,757	4.32	3.89
$5.01 to $6.00	2,384,438	5.62	5.27	2,164,305	5.40	5.26
$6.01 to $9.00	1,146,802	7.72	7.62	546,617	6.92	7.45
$9.01 to $10.00	1,690,699	8.94	9.74	446,466	8.68	9.71
$10.01 to $14.00	969,870	8.64	11.86	292,277	7.67	11.93
$14.01 to $18.00	1,239,639	7.21	14.92	754,730	6.48	14.88
$18.01 to $160.00	17,693	1.22	105.16	17,693	1.22	105.16
Total	8,790,474	6.92	8.49	5,361,600	5.73	7.54

The aggregate intrinsic value of stock options outstanding as of December 31, 2015 was $2.2 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2015 was $2.1 million.

At December 31, 2015, the total unrecognized compensation cost was approximately $20.2 million. The weighted-average period over which it is expected to be recognized is approximately 2.65 years.

The following table presents details on the stock options granted and exercised.

	Year Ended December 31,
	2015	2014	2013
Weighted-average fair value per share of options granted	$5.95	$6.50	$5.33
Aggregate intrinsic value of options exercised	$10,602.00	$11,920.00	$5,979.00

In the years ended December 31, 2015 and 2014, the Company incurred $1.4 million and $1.3 million, respectively, of incremental stock compensation costs associated with modifications to retiring directors, former directors, and certain employees’ stock option grants. These modifications included the acceleration of unvested shares and an extended period to exercise vested options.

Restricted Stock Units

At December 31, 2015, there were 448,777 RSUs outstanding, of which none have vested. There were 509,967 RSUs granted and 51,146 RSUs forfeited related to employee departures during the twelve months ended December 31, 2015. During the twelve months ended December 31, 2015, there were 10,044 RSU distributions.  Unvested RSUs at December 31, 2015 will vest through 2019.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

A summary of information related to restricted stock units (“RSUs”) for the year ended December 31, 2015 is presented below:

	For the Year Ended
	December 31,2015
	Number of Shares Issued Under the 2010 and 2014 Equity Incentive Plan	Weighted- average Grant Date Fair Value Per Share
Unvested balance - December 31, 2014	-	$-
Granted	509,967	9.28
Vested	(10,044)	9.36
Forfeited	(51,146)	9.32
Unvested balance - December 31, 2015	448,777	9.28

As of December 31, 2015 there was $3.6 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.3 years. The total fair value of awards vested during the year was $0.1 million.

Employee Stock Purchase Plan

The ESPP allows a maximum of 1,000,000 shares of common stock to be purchased in aggregate for all employees. During the year ended December 31, 2015 and 2014, the Company issued 141,218 and 21,280 shares under the ESPP, respectively. As of December 31, 2015, there were approximately 837,502 shares reserved for future issuance under the ESPP.

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows:

Period (1)	Risk-free interest rate	Expected life of stock option	Annual Volatility
Year ended December 31, 2015	0.03% to 0.31%	6 months	53% to 71%
Year ended December 31, 2014	0.01% to 0.16%	4 to 6 months	62% to 67%

(1)	Dividend rate is 0%.

14.  INCOME TAXES

The Company had losses before income taxes for domestic and foreign operations as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$15,968	$15,463	$33,966
International	48,810	37,023	35,451
Loss before Income Taxes	$64,778	$52,486	$69,417

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to loss before taxes. The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2015, 2014, and 2013.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Year Ended December 31,
(In thousands)	2015	2014	2013
Federal tax (benefit) at statutory rate	(34.00)%	(34.00)%	(34.00)%
State tax (benefit) at statutory rate, net of federal tax benefit	3.65%	(7.10)%	0.72%
Change in valuation allowance	5.37%	14.51%	20.86%
Research and development credits	(1.68)%	(2.34)%	(14.92)%
Fair market value of warrants	—%	—%	5.27%
Intangible asset basis allocation	—%	2.77%	—%
Stock-based compensation - ISO	—%	—%	1.08%
Tax attributes not benefited	—%	—%	6.07%
Foreign losses not benefited	24.92%	27.11%	14.94%
Other	2.49%	(0.95)%	(0.02)%
Effective Tax Rate	0.75%	0%	(0)%

Components of our net deferred tax liabilities are presented in the following table.

Deferred Tax Assets and Liabilities

	December 31,
(In thousands)	2015	2014
Net operating loss carryforwards	$23,679	$22,480
Capitalized start-up costs	9,595	11,057
Stock option expense	5,397	4,435
Research credits	22,495	20,951
Fixed assets and intangible assets	3,333	1,565
Accruals	1,659	1,434
Inventory	434	1,200
In Process R&D	(316)
Other	161	124
Valuation allowance	(66,740)	(63,246)
Deferred Tax Assets and Liabilities, Net	$(303)	$—

As of December 31, 2015, the Company had net operating loss carryforwards for U.S. federal, U.S. state and foreign income tax purposes of approximately $60.6 million, $92.1 million and $4.4 million, respectively, which expire beginning after the year 2022, 2016 and no expiration, respectively.  As of December 31, 2015, the Company had federal and state research and development credits of $21.3 million and $1.8 million, respectively.  The federal credits expire beginning after the year 2023 and the state credits have no expiration.

As of December 31, 2015, the Company’s net operating loss carryforwards for federal and state income tax purposes include approximately $10.3 million on a gross basis, respectively, of losses attributable to stock option tax expense deductions.

The valuation allowance increased by approximately $3.5 million during the period ending December 31, 2015, primarily as a result of current year losses and tax credits.

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

As of December 31, 2015, the Company had no unrecognized tax benefits and has recorded no liability related to uncertain tax positions. The Company did not record a change in its unrecorded tax benefits during the year ended December 31, 2015, and expects no change in its unrecorded tax benefits in the next 12 months.

Due to net operating loss and research credit carryforwards, substantially all of the Company’s tax years, from 2001 through 2015, remain open to U.S. federal and state tax examinations.

The Company is not aware of any pending income tax audits. Significant components of the Company’s deferred tax assets for income tax purposes are net operating loss carryforwards, capitalized start-up costs, and stock-based compensation and research credits. Due to the Company’s lack of earning history, any deferred assets recorded have been fully offset by a valuation reserve.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, there were no accrued interest and penalties related to uncertain tax positions.

15.  COMMITMENTS AND CONTINGENCIES

Contractual Obligations with UCSD Relating to the Acquisition of the DR Cysteamine (RP103) License

Pursuant to the license agreement with UCSD, the Company is obligated to pay milestone payments upon the occurrence of certain events, royalties on net sales from products developed pursuant to the license agreement and a percentage of sublicense fees or sublicense royalties, if any. The Company is obligated to fulfill predetermined milestones within a specified number of years from the effective date of the license agreement, depending on the indication. Cumulatively, the Company has expensed $2.2 million in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s disease and NASH and on regulatory filings in cystinosis. To the extent that the Company fails to perform any of its obligations under the license agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Leases

In January 2016, the Company entered into a four-year lease for additional office space in South San Francisco.  The Company anticipates taking occupancy of such facilities in March 2016.  The Company will record such rent on a straight-line basis.

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

Rent expense for the Company’s current and previous facilities was approximately $1.9 million, $1.4 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Leasehold improvements for our offices are amortized into expense over the lease term. For the years ended December 31, 2015, 2014, and 2013, the Company recognized a negligible amount of leasehold amortization expense.

The Company has outstanding standby letters of credit at December 31, 2015 and 2014, totaling $1.0 million and $1.3 million, respectively of which $0.8 million was unused at December 31, 2015 and $1.3 million unused at December 31, 2014, respectively.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

The following table presents our future lease commitments at December 31, 2015:

(In thousands)	Future Lease Payments
2016	$2,286
2017	2,512
2018	2,564
2019	2,382
2020	1,929
2021 and thereafter	3,329
Total	$15,002

16. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.  The Company will match pretax employee contributions up to 4% of eligible compensation during each pay period (subject to annual maximums of $10,600, $10,400, $10,200 per employee in 2015, 2014 and 2013, respectively).  Matching contributions are immediately vested.  The Company’s contributions amounted to $0.7 million, $0.5 million and $0.3 million in 2015, 2014 and 2013, respectively.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents selected unaudited quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. These unaudited results were prepared on the same basis as the Company’s audited consolidated financial statements. The Company’s quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and amounts of its revenues and the timing and nature of research and development activities.

	Quarterly Data 2015
(In millions, except per share data, unaudited)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$20.5	$23.3	$25.8	$24.7
Gross profit	16.7	20.7	23.2	$21.0
Net loss	(19.7)	(13.9)	(14.6)	17.0
Net loss per share, basic and diluted	(0.28)	(0.17)	(0.18)	(0.20)

	Quarterly Data 2014
(In millions, except per share data, unaudited)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$12.1	$16.3	$23.8	$17.3
Gross profit	10.8	15.3	19.8	14.0
Net loss	(14.9)	(12.7)	(6.0)	(18.9)
Net loss per share, basic and diluted	(0.24)	(0.20)	(0.10)	(0.29)

Schedule II: Valuation and Qualifying Accounts

Valuation Allowance for Deferred Tax Assets

	Year Ended December 31,
(In millions)	2015	2014	2013
Balance at beginning of year	$63	$58	$43
Additions to charged to expenses/other accounts	4	5	15
Balance at end of year	$67	$63	$58