Form 10-K/A
period 2015-12-31
Raptor Pharmaceutical Corp
filed 2016-04-29
CIK 1070698

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

The number of shares of the registrant’s common stock outstanding, par value $0.001, on April 25, 2016 was 85,306,787.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RAPTOR PHARMACEUTICAL CORP.

2015 Form 10-K/A Annual Report

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

ii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Board of Directors

Name	Age	Position(s) Held with the Company
Raymond W. Anderson (2)(3)	74	Director
Suzanne L. Bruhn, Ph.D. (1)(3)	52	Director
Richard L. Franklin, M.D., Ph.D. (1)(2)	70	Director
Georges Gemayel, Ph.D. (1)(3)	55	Director
Llew Keltner, M.D., Ph.D. (1)(3)	66	Director
Gregg Lapointe (2)	57	Chairman of the Board of Directors
Julie Anne Smith	45	President, Chief Executive Officer and Director
Christopher M. Starr, Ph.D.	63	Director

(1)	Member of the Corporate Governance and Nominating Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Business Experience and Directorships

Raymond W. (Bill) Anderson. Mr. Anderson has served as a director of the Company and its direct predecessors since May 2006, and has more than 30 years of biopharmaceutical/medical technology sector experience, primarily focused in financial management. Mr. Anderson worked at Dow Pharmaceutical Sciences, Inc. (now a wholly owned subsidiary of Valeant Pharmaceuticals International) from July 2003 until he retired in June 2010. He most recently served as Dow’s Managing Director since January 2009 and previously served as Chief Financial Officer and Vice President, Finance and Administration. Prior to joining Dow in 2003, Mr. Anderson was Chief Financial Officer for Transurgical, Inc., a private medical technology company. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer at BioMarin Pharmaceutical Inc. from June 1998 to January 2002. Prior to June 1998, Mr. Anderson held similar executive-level positions with other biopharmaceutical companies, including Syntex Laboratories, Chiron Corporation, Glycomed Incorporated and Fusion Medical Technologies. Mr. Anderson also served as an officer in the United States Army Corps of Engineers, as a strategic planner and operational profit and loss manager at General Electric and as a finance manager at Memorex. Mr. Anderson holds an M.B.A. from Harvard University, an M.S. in Administration from George Washington University and a B.S. in Engineering from the United States Military Academy. We nominated Mr. Anderson to the Board of Directors primarily due to his 30 years of healthcare experience in the areas of operations and finance.

Suzanne L. Bruhn, Ph.D. Dr. Bruhn has served as a director of the Company since April 2011. From May 2012 through November 2015, she served as President and Chief Executive Officer of Promedior, Inc., a privately held, clinical-stage immunotherapy company pioneering the development of targeted therapeutics to treat diseases involving fibrosis. She successfully negotiated an exclusive agreement with BMS for the right to acquire Promedior and gain worldwide rights to the lead asset PRM-151, with a total deal potential of $1.25 billion. Prior to that, she spent 13 years at Shire Human Genetic Therapies (HGT), a division of Shire plc, specializing in the development and commercialization of treatments for orphan diseases, where she held a series of positions of increasing responsibility, with her final position as Senior Vice President, Strategic Planning and Program Management. During her tenure at Shire HGT, Dr. Bruhn was responsible for establishing the program management function, driving strategic planning and portfolio management, and for global regulatory affairs. She played a key role in the development, registration and global expansion of Shire HGT’s products REPLAGAL®, ELAPRASE® and VPRIV®. She also played a key role in Shire HGT’s portfolio expansion through acquisitions, including the acquisition of FIRAZYR®. Prior to her time at HGT, Dr. Bruhn held various positions at Cytotherapeutics, Inc., a biotechnology company. Dr. Bruhn holds a Ph.D. in Chemistry from Massachusetts Institute of Technology and was a Postdoctoral Fellow in the Department of Human Genetics at Harvard Medical School. We nominated Dr. Bruhn to the Board of Directors due to her extensive healthcare experience in the orphan disease arena.

Richard L. Franklin, M.D., Ph.D. Dr. Franklin has served as a director of the Company since September 2009. Dr. Franklin has served as the Chief Executive Officer and a director of Tarix Pharmaceuticals, a drug development company, since 2004 and as a director of Tarix Orphan LLC and Tarix CVM LLC since June 2014. He has also served as the Chairman of Pathfinder, LLC, a regenerative medicine company, since 2009. Dr. Franklin served as Chairman of the board of directors of SyntheMed, Inc., a biomaterials company engaged in the development and commercialization of medical devices, from June 2003 to September 2011, and as a director of that company from December 2000 to September 2011. Pathfinder, LLC and SyntheMed, Inc. merged in September 2011, at which point the combined companies were renamed Pathfinder Cell Therapy, Inc., and Dr. Franklin became the

Chief Executive Officer and a director of the surviving entity. Dr. Franklin received an M.A. in Mathematics from University of Wisconsin, a Ph.D. in Mathematics from Brandeis University and an M.D. from Boston University School of Medicine. We nominated Dr. Franklin to the Board of Directors due to his experience as a Chief Executive Officer and a director of various healthcare companies.

Georges Gemayel, Ph.D. Dr. Gemayel was appointed as a director of the Company effective January 1, 2015. Since 2010, he has served as a consultant for several biotechnology companies and venture capital funds. From February 2011 to December 2012, Dr. Gemayel served as Executive Chairman of Syndexa Pharmaceuticals Corp., a privately held drug development company. Prior to that, in 2010 Dr. Gemayel served as Executive Chairman of FoldRx Pharmaceuticals, Inc., a privately held drug discovery and clinical development company, until its acquisition by Pfizer. From June 2008 until November 2009, Dr. Gemayel served as President and CEO of Altus Pharmaceuticals, a publicly traded pharmaceutical company. In November 2009, while Dr. Gemayel was President, Chief Executive Officer and a director, Altus Pharmaceuticals filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code and ceased operations at such time. From 2003 to 2008, he was Executive Vice President at Genzyme Corporation where he was responsible for Genzyme’s global therapeutics, transplant, renal and biosurgery businesses. From 2000 to 2003, Dr. Gemayel was employed as Vice President National Specialty Care for Hoffmann La-Roche, responsible for its U.S. business for dermatology, oncology, transplantation, hepatitis and HIV. Dr. Gemayel joined Hoffmann-La Roche in 1988 and served in various positions of increasing responsibility over his tenure there. Dr. Gemayel received his doctorate in pharmacy from St. Joseph University in Beirut, Lebanon and his Ph.D. in Pharmacology from Paris-Sud University in Paris, France. In addition to Raptor, Dr. Gemayel currently serves on the boards of directors of the following other publicly traded biopharmaceutical companies: Momenta Pharmaceuticals, Dimension Therapeutics and Supernus Pharmaceuticals, as well as serving on the boards of several privately held companies. We nominated Dr. Gemayel to the Board of Directors due to his over 25 years of experience in the pharmaceutical industry, including management and executive positions spanning the United States, Europe and the Middle East and board experience.

Llew Keltner, M.D., Ph.D. Dr. Keltner has served as a director of the Company since September 2009. Dr. Keltner is Chief Executive Officer of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972. Dr. Keltner also served as the Chief Executive Officer of AgonOx, a biotech company developing OX40 agonists for use in cancer therapy, from 2011 to 2013. From 2010 until 2011, Dr. Keltner was the President of Novici Biotech, a privately held gene and protein optimization firm, and from 2001 to 2010, he was Chief Executive Officer and President of Light Sciences Oncology, a privately held biotechnology company developing a late-stage, light-activated therapy for hepatocellular cancer and other solid tumors. From 1997 to 2004, Dr. Keltner was Chief Executive Officer of Metastat, Inc., a development-stage biotech company focused on cancer metastasis. Dr. Keltner holds positions on the boards of Infostat, BioQ Pharma, Oregon Life Sciences, Curetech and Goodwell Technologies. Dr. Keltner previously served as a director of Immunovaccine, Inc. a clinical stage vaccine development public company, from February 2014 to October 2014. He also previously served as a director of Light Sciences Corporation, Vital Choice, Thesis Technologies, Oread Companies and MannKind Corporation. Dr. Keltner is a member of the scientific advisory board at Pelican Therapeutics, and has also been a scientific advisory board member at Lifetime Corporation, ASB Meditest, Oread Laboratories, Hall-Kimbrell and AAIPharma. Dr. Keltner is an Associate Professor at Case Western Reserve School of Medicine and a Guest Lecturer and Director in the Bioethics Program at Columbia University School of Medicine. He is currently a member of the American Society of Clinical Oncology, the American Association of Cancer Research, the American Medical Association, the International Association of Tumor Marker Oncology, the American Association of Clinical Chemistry and the Drug Information Association. Dr. Keltner received an M.S. in Epidemiology and Biostatistics, a Ph.D. in Biomedical Informatics and an M.D. from Case Western Reserve University in Cleveland, Ohio. Dr. Keltner has also authored many research publications. We nominated Dr. Keltner to the Board of Directors due to his practical experience as a chief executive officer of a life sciences company, board experience, medical knowledge and network within the biotechnology industry.

Gregg Lapointe. Mr. Lapointe has served as Chairman of the Board of the Company since July 2015 and has been a director of the Company since January 1, 2015. Since March 2012, Mr. Lapointe has served as the Chief Executive Officer of Cerium Pharmaceuticals, Inc., a biopharmaceutical company focused on medicines for rare diseases. From April 2008 to March 2012, Mr. Lapointe served as Chief Executive Officer of Sigma-Tau Pharmaceuticals, Inc., a pharmaceutical company focused on rare disorders and the U.S. wholly-owned subsidiary of Sigma-Tau Finanziaria S.pA. He served as Chief Operating Officer of Sigma-Tau Pharmaceuticals from November 2003 to March 2008. Mr. Lapointe is a Certified Public Accountant in the United States. He holds a Bachelor of Commerce degree from Concordia University, a Graduate Diploma in Public Accountancy from McGill University and an MBA from Duke University. Mr. Lapointe served as a director of Questcor Pharmaceuticals, Inc. from June 2005 to August 2007, and again from October 2009 to May 2010. Since March 2009, Mr. Lapointe has also served as a director of SciClone Pharmaceuticals and Soligenix, Inc., both publicly traded companies and began serving as a director of Immunocellular Therapeutics Ltd., a publicly traded company, in 2015. We nominated Mr. Lapointe to the Board of Directors due to his financial expertise and nearly 20 years of experience in the pharmaceutical and medical device industries.

Julie Anne Smith. Ms. Smith was appointed as a director and the Chief Executive Officer of the Company, effective January 1, 2015. Ms. Smith has also served as President of the Company since July 2014 and CEO-Designate from July 2014 to December 2014.

She previously served as our Executive Vice President, Strategy and Chief Operating Officer from 2012 to 2014 where she was responsible for directing our commercial, manufacturing and program management organizations and providing leadership in corporate and strategic development initiatives. In her nearly 20 years in the biotechnology industry, Ms. Smith has served in executive management of both privately- and publicly-held biotechnology firms, mostly in orphan drug development and commercial product opportunities. Prior to joining us, from July 2008 to May 2012, Ms. Smith was Chief Commercial Officer of Enobia Pharma, Inc., a private, clinical-stage orphan drug company acquired by Alexion Pharmaceuticals. From August 2006 to July 2008, she led commercial functions as Vice President, Commercial at Jazz Pharmaceuticals. From December 2001 to August 2006, as Vice President, Global Marketing at Genzyme General in Cambridge, Massachusetts, she led the worldwide commercialization and planning for Myozyme, an infused enzyme replacement therapy for an ultra-orphan genetic disease. She holds a B.S. in Biological and Nutritional Science from Cornell University, Ithaca, New York. We nominated Ms. Smith to the Board of Directors due to her role as Chief Executive Officer of Raptor and her extensive operational and commercial experience in the biotechnology industry.

Christopher M. Starr, Ph.D. Dr. Starr has served as a director of the Company and its direct predecessors since May 2006. Dr. Starr co-founded Raptor Pharmaceuticals in May 2006 and served as our CEO until his resignation as our CEO on December 31, 2014.  Dr. Starr co-founded Monopar Therapeutics, an emerging biopharmaceutical company focused on developing orphan oncology compounds in March 2015 and currently serves as Executive Chairman. Dr. Starr also currently serves as Board Chairman of Glycomine Inc. Dr. Starr co-founded BioMarin Pharmaceutical Inc. in 1997 where he last served as Senior Vice President and Chief Scientific Officer prior to co-founding Raptor in 2006. As Senior Vice President at BioMarin, Dr. Starr was responsible for managing a Scientific Operations team of 181 research, process development, manufacturing and quality personnel through the successful development of commercial manufacturing processes for its enzyme replacement products, and supervised the cGMP design, construction and licensing of BioMarin’s proprietary biological manufacturing facility. From 1991 to 1998, Dr. Starr supervised research and commercial programs at BioMarin’s predecessor company, Glyko, Inc., where he served as Vice President of Research and Development. Prior to his tenure at Glyko, Inc., Dr. Starr was a post-doctorate fellow and Recipient of the National Research Council Associate Award at the National Institutes of Health in Bethesda, Maryland. Dr. Starr earned a B.S. from Syracuse University and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York Health Science Center, in Syracuse, New York. We nominated Dr. Starr to the Board of Directors due to his previous position of Chief Executive Officer of our company which included his direct involvement in the successful approval of Raptor’s first orphan drug, as well as his extensive experience at BioMarin Pharmaceutical where he was also directly involved in the successful development and approval of multiple drugs for orphan indications.

Information about our Executive Officers

Name	Age	Position(s) Held with the Company
Julie Anne Smith	45	President, Chief Executive Officer and Director
David A. Happel	54	Chief Commercial Officer
Krishna R. Polu, M.D.	43	Chief Medical Officer
Michael P. Smith	48	Chief Financial Officer and Treasurer

The following describes the background of our executive officers, except for Ms. Smith, whose background is described above under the heading “Business Experience and Directorships.”

David A. Happel. Mr. Happel joined Raptor in October 2014 as Chief Commercial Officer. From May 2014 to October 2014, Mr. Happel served as Chief Commercial Officer of Allergen Research Corporation, a developer of treatments for food allergies, where he led global commercial and corporate development. Prior to Allergen, Mr. Happel led commercial functions at Dynavax Technologies, a drug development and vaccine company, from June 2012 to July 2013, and Aerovance, Inc., a biotechnology company, from November 2006 to November 2011. Previously, Mr. Happel held senior-level leadership positions at Dr. Reddy’s Laboratories, Inc., Chiron Corporation, InterMune, Inc. and Parke-Davis/Pfizer, where he led the development and commercialization of several market-leading products, including TOBI® for cystic fibrosis and Actimmune® for the treatment of multiple orphan diseases. Mr. Happel received a B.A. in Chemistry from Indiana University and an M.B.A. in Marketing from Indiana State University.

Krishna R. Polu, M.D. Dr. Polu was appointed as our Chief Medical Officer effective January 12, 2015. Dr. Polu most recently served as Chief Medical Officer at CytomX Therapeutics, a privately held biotechnology company, from March 2013 to June 2014. From July 2009 to March 2013, he served as Vice President of Clinical Development at Affymax. Prior to Affymax, he served as Executive Director of Global Development at Amgen from October 2005 to July 2009. Dr. Polu received his B.A. from Stanford University and an M.D. from the University of Texas, San Antonio. He completed an internal medicine internship and residency at the University of Colorado as well as clinical and research fellowships in nephrology and transplant at Harvard Medical School in a joint program with Brigham and Women’s Hospital and Massachusetts General Hospital.

Michael P. Smith. Mr. Smith was appointed as our Chief Financial Officer effective January 12, 2015. Mr. Smith most recently served as Chief Financial and Business Advisor at Catalyst Biosciences, a privately held biopharmaceutical company, from May 2012 to January 2015. From September 2010 to April 2011, he was Vice President of Business Development at iPierian, Inc., a privately held biotechnology company, and from June 2006 to July 2009, he served as Head of Business Development and Chief Financial Officer of Memory Pharmaceuticals Corporation, a publicly held biopharmaceutical company. Mr. Smith received a B.S. from the University of Virginia and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics is posted in the Corporate Governance section of our website or www.raptorpharma.com, and is acknowledged by our executive officers and directors on an annual basis. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the website address and location specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than ten percent of a registered class of our equity securities, or 10% stockholders, to file reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us, we believe that during the year ended December 31, 2015, our directors, executive officers and 10% stockholders timely filed all Section 16(a) reports applicable to them.

Material Changes to Nominee Recommendation Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board in 2015.

Audit Committee

The audit committee of our Board of Directors, herein referred to as the Audit Committee, has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee is responsible for overseeing our accounting and financial reporting processes, and for monitoring related party transactions which may present conflicts of interest. In such capacity, our Audit Committee:

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
(d)

oversees and performs investigations with respect to our internal and external auditing procedures, including the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

(e)	undertakes such other activities as the Audit Committee deems necessary or advisable and as may be required by applicable law.

Our Audit Committee currently consists of Mr. Anderson (Chair), Dr. Franklin and Mr. Lapointe. Mr. Anderson has been designated as the “audit committee financial expert” as defined by the regulations promulgated by the SEC. Our Board of Directors has determined that each member of the Audit Committee is independent as defined by NASDAQ and SEC rules applicable to audit committee members.

During the year ended December 31, 2015, the Audit Committee met eight times. The charter of the Audit Committee can be found in the “Corporate Governance” section of our website at www.raptorpharma.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis  discusses our executive compensation policies and programs and the compensation decisions made in 2015 for our named executive officers who are generally defined under the SEC’s proxy rules as each chief executive officer serving during the applicable fiscal year, each chief financial officer serving during the applicable fiscal year, the other three most highly compensated employees who were serving as executive officers at year-end and up to two additional individuals who would have been part of the three most highly compensated employees but for the fact that they were not serving as an executive officer at year-end.  Our “named executive officers” are listed below.

•	Julie Anne Smith, our President, Chief Executive Officer and director;
•	Michael P. Smith, our Chief Financial Officer;
•	David Happel, our Chief Commercial Officer;
•	Krishna R. Polu, our Chief Medical Officer;
•	Ashley C. Gould, our Senior Vice President, Governmental Affairs, Chief Legal and Compliance Officer and Secretary;
•	Ted Daley, our former Chief Business Officer; and
•	Frank Lanza, our former Executive Director – Controller.

On November 5, 2014, the Company appointed Frank Lanza, the Company’s Executive Director – Controller, to serve as interim Principal Financial and Accounting Officer.  Mr. Lanza ceased serving as interim Principal Financial and Accounting Officer effective January 12, 2015, following the appointment of Mr. Smith as the Company’s new Chief Financial Officer.  Mr. Daley resigned from his position as Chief Business Officer effective September 30, 2015.  On April 15, 2016, Ms. Gould delivered notice of her resignation from her position as Senior Vice President, Governmental Affairs, Chief Legal and Compliance Officer and Secretary.  Ms. Gould's last date of employment is May 13, 2016.

The Compensation Committee has overall responsibility for the compensation program for our executive officers.  The Compensation Committee reviews, approves and oversees our compensation strategy, policies, plans and programs, including:

(i)

the review, development and approval of corporate and individual annual performance goals and the evaluation of performance relevant to the compensation of our Chief Executive Officer, the other executive officers and other senior management;

(ii)

the review, development and approval of the terms of employment or service agreements, including severance and change in control arrangements, of our Chief Executive Officer and the other executive officers;

(iii)

the review, development and approval of the compensation plans and programs advisable for the Company, including the type and amount of compensation to be paid or awarded to non-employee directors; and

(iv)	the administration of our equity compensation plans, 401(k) savings plan and other similar plans and programs.

In evaluating the compensation of our executive officers, the Compensation Committee retains the services of an independent compensation consultant.  It also considers recommendations from our Chief Executive Officer and persons serving in managerial positions over a particular executive officer with respect to goals and compensation of executive officers.  Our Compensation Committee assesses the information it receives in accordance with its business judgment.  Our Chief Executive Officer is not present for the discussion of and approval of her compensation at the Compensation Committee or Board of Directors meetings.

We choose to pay the various elements of compensation discussed  to attract, retain and motivate our executive talent, reward annual performance and provide incentive for the achievement of short-term, intermediate-term and long-term strategic goals.  The Compensation Committee’s objectives are to:

•	provide a total executive compensation program that is in-line with other companies in the pharmaceutical and biotechnology industries with which we compete for executive talent;
•

place a significant portion of executive compensation at risk by linking cash incentive compensation to the achievement of pre-established corporate financial performance objectives and other key corporate objectives within the executive’s area of responsibility, and by using equity incentives as a key component of our executive compensation program;

•	provide long-term equity incentives that focuses our executives’ efforts on building stockholder value by aligning their interests with those of our stockholders; and
•	promote stability, retention and motivation in our senior management team.

Our allocation between currently paid cash compensation and longer term equity compensation is intended to balance the requirement for adequate base compensation to attract, retain and motivate highly skilled personnel, while providing equity incentives to motivate our executives to achieve our long-term financial goals and maximize long-term value for our stockholders.  We provide cash compensation in the form of base salary and annual cash bonuses to reward performance against pre-established written goals and objectives.  We provide equity compensation in the form of stock options and restricted stock unit awards to foster retention and aligns the executives’ interest with the long-term interests of our stockholders.

The Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast a non-binding advisory vote on the compensation of our named executive officers and on the frequency with which this vote should be conducted in future years.  In May 2015, at our annual meeting of stockholders, based upon total shares voted, our stockholders approved our named executive officers’ compensation with a 77.2% affirmative vote, which included 4,267,398 shares abstaining on the matter.  We believe that a significant majority of the abstention vote was cast as a single vote and had a significant negative impact on the overall vote. Had abstentions been excluded from the calculation, the proposal would have received greater than 99.1% of votes cast in favor.  Although the stockholder vote is non-binding, the Compensation Committee has considered the outcome of the vote when making its compensation decisions for named executive officers.

We will conduct future stockholder advisory votes on the compensation of our named executive officers once every year, until the next required stockholder advisory vote on the frequency of future stockholder advisory votes on the compensation of our named executive officers, which we will conduct at our 2017 Annual Meeting of Stockholders.

Approach for Determining Form and Amount of Compensation

Use of Compensation Consultant

The Compensation Committee works with an independent compensation consultant to assist the Compensation Committee in its duties, including providing advice regarding market trends relating to the form and amount of compensation.  Compensia was engaged for 2015 as the compensation consultant for the Compensation Committee.  The Compensation Committee has taken care to ensure that the advice provided by its external compensation consultant is objective and unbiased.  Compensia performs no work for us other than its work providing executive, employee and director compensation consulting services to the Compensation Committee and reports directly to the Compensation Committee through its chairperson.  In addition, on an annual basis, Compensia provides a certification to the Compensation Committee regarding its independence in the provision of services.  The Compensation Committee has assessed the independence of Compensia and concluded that no conflict of interest exists that would prevent Compensia from providing independent and objective advice to the Compensation Committee.  Compensia provides the Compensation Committee with third-party data and analyses, advice and expertise on competitive practices and trends and executive compensation plan design.  During 2015, Compensia provided the Compensation Committee with:

•

an evaluation of the current compensation program design and guidelines for the executive officers and assistance in structuring a compensation program that meets the objectives outlined by the Compensation Committee;

•	a comprehensive review of qualified peer company candidates and previously selected peer group companies;
•	a detailed review of each executive officer’s compensation relative to market survey and peer group data;
•	advice regarding market levels and trends relating to the form and amount of compensation; and
•	a detailed review of non-employee director compensation levels and practices relative to peer group data.

Comparison to Market Practices

The Compensation Committee annually compares the levels and elements of compensation that we provide to our executive officers with the levels and elements of compensation provided to their counterparts in the biotechnology and specialty pharmaceutical industries and uses such comparison as a guideline in its review and determination of base salaries, annual performance incentive awards and long-term equity incentive compensation.

The levels and elements of total compensation that we provide are compared to market data that includes, where available for a particular executive role, compensation information for all of the companies in our peer group as well as industry-specific published survey data from Aon Radford Life Sciences survey custom peer cut, which is intended to include a majority of our peer companies.  The survey data and the peer group data are complementary to one another.  The survey data provides supplementary compensation data where sufficient peer group data is not available for a particular executive position.

In determining peer companies, the Compensation Committee considers similar companies within the biotechnology and specialty pharmaceuticals industries with revenues between approximately 0.25X to 4X the Company’s last four quarter revenues; a market capitalization between approximately 0.3X to 3X the Company’s market capitalization and having a Phase III or commercial (marketed) product.  The Compensation Committee also considers whether a company has an orphan drug product with an orphan drug designation in the United States or Europe and other factors with comparative business relevance.

The peer group approved in December 2014 for use during much of 2015 consisted of the following companies:

Aegerion Pharmaceuticals	Dyax	PTC Therapeutics

AMAG Pharmaceutic	Exelixis	Sarepta Therapeutics

Amicus Therapeutics	Halozyme Therapeutics	Sucampo Pharmaceuticals

Arena Pharmaceuticals	Hyperion Therapeutics	Vanda Pharmaceuticals

Avanir Pharmaceuticals	Ironwood Pharmaceuticals	VIVUS

Bluebird Bio	Momenta Pharmaceuticals	XenoPort

Depomed	Portola Pharmaceuticals

These peer companies were generally appropriate from a strategic/stage of development and market capitalization perspective.  At the time of the peer review in December 2014, our market capitalization (as of December 24, 2014) was between the 25th percentile and the median of the peer group and our revenues (for the last four completed quarters) were between the median and the 75th percentile of the peer group.

In November 2015, on the recommendation of Compensia, the Compensation Committee revised our peer group to remove companies that had been acquired or that were no longer appropriate based on the above defined criteria and add others that were more appropriate.   The peer group approved in November 2015 consisted of the following companies:

Aegerion Pharmaceuticals	Halozyme Therapeutics	Momenta Pharmaceuticals

Amicus Therapeutics	ImmunoGen	PTC THERAPEUTICS

ARIAD Pharmaceuticals	Infinity Pharmaceuticals	Retrophin

Corcept Therapeutics	Insmed	Sarepta Therapeutics

CTI BIOPHARMA	Ironwood Pharmaceuticals	Ultragenyx Pharmaceutical

Exelixis	Keryx Biopharmaceuticals	Vanda Pharmaceuticals

These peer companies were generally appropriate from a strategic/stage of development, market capitalization and revenue perspective.  At the time of the peer review in November 2015, our market capitalization (based on the 30-day average market capitalization as of September 30, 2015) approximated the 25th percentile of the peer group market capitalization and our revenues (for the last four completed quarters) was between the median and the 75th percentile of the peer group. Each of our named executive officers' 2015 base salary was below the median for his or her position among our peer companies, and target total direct compensation for Ms. Smith and Mr. Happel, our continuing named executive officers who did not receive new hire grants, approximated the median.

The Role of Our Chief Executive Officer

While the Compensation Committee has overall responsibility for establishing the elements, level and administration of our executive compensation programs, our Chief Executive Officer routinely participates in this process.  Our Chief Executive Officer conducts in-depth performance reviews of each of the other executive officers and provides a summary of this review to the Compensation Committee.  Our Chief Executive Officer also makes recommendations to the Compensation Committee regarding adjustments to these executive officers' base salaries, target bonus opportunities and equity awards based on their performance and market considerations.  Our Chief Executive Officer’s recommendations are one of several important factors considered by the Compensation Committee in making its executive compensation determinations.  The Chief Executive Officer also provides a self-

assessment to the Compensation Committee for its consideration.  However, the Chief Executive Officer is not present in the review or approval of her compensation at the Compensation Committee meetings.  As part of the process of evaluating our Chief Executive Officer's compensation, the Chair of the Compensation Committee and the Chair of the Board conducted a full performance evaluation that included interviews with each of the members of the Board and individual discussions with the executive management team.

Elements of Compensation

Elements of compensation for our executives generally include:

•

base salary (typically subject to review and potential adjustment annually based on inflation factors, industry competitive salary levels, our ability to pay, and performance on corporate and individual goals);

•	annual performance bonuses which are paid in cash and are based primarily on performance against pre-established written goals for corporate and individual performance factors;
•	equity compensation (which beginning in 2015 includes a mix of stock option and restricted stock unit (“RSUs”) awards, each with multiple year vesting requirements;
•	401(k) Plan Company matching contributions;
•	health, disability and life insurance; and
•	severance and change in control payments and benefits.

Base Salary

At hire, base salaries are set for our executive officers based on the scope of each executive’s responsibilities, as well as his or her qualifications, breadth of experience, performance record in similar situations, depth and breadth of appropriate functional expertise and close match with position requirements.  Competitive market compensation paid by similar companies in our industry for individuals with similar responsibilities is also considered.

Shortly after the end of each fiscal year, the Compensation Committee conducts an annual review of base salaries and the overall compensation package as a basis for any adjustments.  Annual adjustments, if any, are typically made effective retroactive to the first day of the new fiscal year.  The basis for base salary adjustments may include merit increases in the competitive marketplace, adjustments to move individuals toward a competitive salary range for similar positions, increased duties and responsibilities, and sustained superior performance against goals and in special assignments.  Adjustments may be made during the fiscal year for promotions, for sustained superior performance in new or special challenges or circumstances, and similar reasons (mid-year adjustments generally require unusual or exceptional circumstances).

Effective January 1, 2015, in connection with Ms. Smith’s promotion from President and CEO Designate to Chief Executive Officer and as reflected in the terms of her amended and restated employment agreement entered into on July 7, 2014, Ms. Smith’s annual base salary was increased 22.2% to reflect her increased duties and responsibilities in connection with her new role. .

In 2015, we hired Mr. Smith as our Chief Financial Officer, Dr. Polu, M.D., as our Chief Medical Officer and Ms. Gould, as our Senior Vice President, General Counsel and Corporate Governance and Secretary.  In connection with their hires, the Compensation Committee approved that Mr. Smith would receive an annual base salary of $350,000, Dr. Polu would receive an annual base salary of $385,000 and Ms. Gould would receive an annual base salary of $390,000.  Each of their base salaries were negotiated in connection with their new employment and were based upon the scope of each executive’s responsibilities, as well as their qualifications, breadth of experience, past performance records in similar situations, depth and breadth of appropriate functional expertise and close match with position requirements.

For 2015, we also approved modest base increases of between 0.6%-2.6% for Messrs. Happel and Daley to provide a competitive merit/cost of living adjustment. Mr. Lanza did not receive a salary increase for 2015. The 2015 base salary increases for the named executive officers were as follows:

Name	Percentage Increase	2015 Annual Base Salary
Julie Anne Smith	22.2%	$550,000
David Happel	0.6	377,344
Ted Daley	2.6	314,675

Annual Incentive Cash Bonus

All of our executive officers are eligible for annual cash incentive bonuses pursuant to their employment agreements, as amended from time to time. Mr. Lanza, who resigned in November 2015, and was Interim Principal Financial Officer from November 5, 2014 through January 11, 2015 did not have an employment agreement with us and while employed with us was eligible for an annual cash incentive bonus on the same basis as all other non-executive Company employees.

Each year our Compensation Committee adopts an annual performance plan.  Annual performance goals are determined and documented in writing at the beginning of each fiscal year for the Company as a whole (corporate goals) and for each executive officer (individual goals).  The Compensation Committee reviews the proposed goals and recommends approval to the Board of Directors.  Should there be a meaningful change in our situation, environment, or operating strategy, goals may be modified or new, more appropriate goals may be instituted upon the recommendation of our Compensation Committee and approval by our Board of Directors.  For fiscal year 2015, the cash incentive program covered the 12 month period from January 1, 2015 through December 31, 2015.  During 2015 the Board of Directors did not approve any modifications to or amended objectives compared to those set in the first quarter of 2015.

Performance against our corporate goals and the executive officer’s individual goals is considered by our Compensation Committee in evaluating performance and as a significant contributing factor in determining all aspects of the compensation of our executives.  Performance against goals is the primary factor in determining annual cash incentive bonuses.  Our Chief Executive Officer’s cash incentive payout is based exclusively on the achievement of corporate goals.  For 2015, the Compensation Committee increased the component of the other named executive officers’ bonuses tied to corporate goals from 70% to 80%, reducing the component tied to individual goals from 30% to 20%.  This change was made to put additional weight on and highlight the importance of achievement of the company-wide corporate goals.

Goals are weighted based on importance.  When taken as a whole, goals are intended to be challenging goals that will have a meaningful impact on stockholder value, either immediately or as preparatory steps required for future achievements.

The achievement scores are designed to be measurable and quantifiable.  After evaluation of performance, achievement scores may be awarded which recognize partial performance of a goal or to recognize exceptional performance due to unanticipated challenges or superior performance.

Annual cash incentive bonus awards for employees at each organizational level in the Company are set as a target percentage of the employees’ annual base salaries.  Each executive officer’s bonus award and the company-wide bonus pool are approved by our Board of Directors or Compensation Committee. Final payout determinations include subjective and quantitative assessments of performance, and can be modified based on multiple factors including our available financial resources, our overall performance and other factors.  Bonuses are pro-rated for the time of service within the year.  An employee must still be in active service at the time the bonus is paid out to be eligible to receive an annual incentive bonus, unless otherwise approved.

Awards can vary up to 125% of the target percentage based on assessment of achievement above the targeted levels, of meaningful additional goals or sustained superior performance in the conduct of duties and responsibilities in the employee’s position.

The annual target bonus opportunities for our named executive officers expressed as a percentage of their base salaries for 2015 were as follows:  Ms. Smith, 60%; Messrs. Smith and Happel, Dr. Polu and Ms. Gould 40%; and Mr. Daley, 35%.  The bonuses for Mr. Smith, Dr. Polu and Ms. Gould were pro-rated to reflect their employment commencement dates in 2015.  Mr. Lanza separated from the Company in November 2015 and was not eligible for a bonus for 2015.  Pursuant to Mr. Daley’s transition and separation agreement, he was entitled to a bonus for 2015 based on actual achievement of the performance goals in the discretion of the Compensation Committee, pro-rated to reflect his separation from the Company effective September 30, 2015.

Corporate Goals

Our corporate goals for the period January 1, 2015 through December 31, 2015 were as follows:

1)	Achieve worldwide net revenue of $87.5M (weighted 30%, achieved 115%);
2)	Finish year with at least $150M in cash (weighted 10%, achieved 100%);
3)	Gain agreement with regulators on the Huntington’s Disease marketing authorization application (weighted 15%, achieved 75%);
4)	Gain agreement with regulators on the NASH Phase 3 program (weighted 15%, achieved 0%);
5)	Diversify portfolio (weighted 20%, achieved 100%); and
6)	Continue building and growing operational capabilities (weighted 10%, achieved 120%).

The combined achievement of the weighted goals resulted in an overall corporate goal achievement of 87.8%.

Our Chief Executive Officer’s performance and any incentive payout is based directly on the achievement of corporate goals.  Individual (personal) goals are proposed by each other executive officer and reviewed by our Chief Executive Officer.  The goals are reviewed and approved by our Compensation Committee.

For the period beginning January 1, 2015 through December 31, 2015, a significant percentage of each executive officer’s individual goals was directly based on the achievement of our corporate goals.  The remaining percentage was based on achievement of individual goals within the executive’s areas of responsibility.

As discussed above, Ms. Smith’s individual goals consisted 100% of the corporate goals.  Mr. Smith’s individual goals included establishing a quarterly portfolio planning/forecasting system and strategic plan, establishment of additional financial reporting and controls and remediation of the material weakness, providing financial support to business initiatives, executing on IP strategy, securing funding and analyst coverage, and building organizational talent; Mr. Happel’s individual goals included achievement of our global revenue target and regional revenue targets, expansion of PROCYSBI, establishing cross-functional quarterly portfolio reviews, and building organizational talent; Dr. Polu’s individual goals included building organizational talent, executing the RP103 pipeline development programs, supporting the PROCYSBI development program and education on cystinosis and building the pipeline; Ms. Gould’s individual goals included implementing a contract management system, supporting the QUINSAIR transaction, establishing a government affairs function and clinical development program support; and Mr. Daley’s individual goals included  acquiring/in-licensing certain assets, securing intellectual property, achieving certain operational goals and building organizational talent.  Mr. Lanza was not eligible for a 2015 bonus.  Corporate and individual goals were weighted based upon importance to and impact on the Company.

Fiscal Year 2015 Goal Achievements for our Executive Officers

Ms. Smith’s annual target incentive bonus was equal to 60% of her base salary (the base salary target percentage).  As discussed above, corporate program goals accounted for 100% of Ms. Smith’s annual incentive bonus, while individual goals accounted for 0%.  Based on the corporate achievement score of 87.8%, the Compensation Committee approved an annual incentive bonus of $290,000.

Mr. Smith’s annual target incentive bonus was equal to 40% of his base salary (the base salary target percentage).  Corporate program goals accounted for 80% of Mr. Smith’s annual incentive bonus, while individual goals accounted for the remaining 20%.  Based on the corporate achievement score of 87.8% and Mr. Smith’s individual performance score of 110%, the Compensation Committee approved a pro-rated annual incentive bonus of $135,000.

Dr. Polu’s annual target incentive bonus was equal to 40% of his base salary (the base salary target percentage).  Corporate program goals accounted for 80% of Dr. Polu’s annual incentive bonus, while individual goals accounted for the remaining 20%.  Based on the corporate achievement score of 87.8% and Dr. Polu’s individual performance score of 103%, the Compensation Committee approved a pro-rated annual incentive bonus of $150,000.

Mr. Happel’s annual target incentive bonus was equal to 40% of his base salary (the base salary target percentage).  Corporate program goals accounted for 80% of Mr. Happel’s annual incentive bonus, while individual goals accounted for the remaining 20%.  Based on the corporate achievement score of 87.8% and Mr. Happel’s individual performance score of 119%, the Compensation Committee approved an annual incentive bonus of $140,000 and a bonus of $75,000 in recognition of his outstanding contributions to the QUINSAIR acquisition.

Ms. Gould’s annual target incentive bonus was equal to 40% of her base salary (the base salary target percentage) and pro-rated to reflect her 5.5 months of service in 2015.  Corporate program goals accounted for 80% of Ms. Gould’s annual incentive bonus, while individual performance goals accounted for the remaining 20%.  Based on the corporate achievement score of 87.8%, and Ms. Gould’s individual performance score of 98%, the Compensation Committee approved a pro-rated annual incentive bonus of $70,000.

Mr. Daley’s annual target incentive bonus was equal to 35% of his base salary (the base salary target percentage) and pro-rated to reflect his separation from the Company effective September 30, 2015.  Corporate program goals accounted for 80% of Mr. Daley’s annual incentive bonus, while individual goals accounted for the remaining 20%.  Based on the corporate achievement score of 87.8% and Mr. Daley’s individual performance score of 83.0%, the Compensation Committee approved a pro-rated annual incentive bonus of $70,327.

Discretionary Bonuses

The Compensation Committee did not grant any discretionary bonuses to the named executive officers during fiscal year 2015, other than a sign-on bonus of $75,000 to Dr. Polu which was negotiated in connection with his commencement of employment and the recognition bonus to Mr. Happel described above.  If Dr. Polu discontinues employment with the Company for any reason within 18 months of his start date, he is required to repay the sign-on bonus.

Equity Incentive Awards

We believe that equity awards provided to our executive officers (and all members of our team) create a strong link to our long-term financial, operational and equity market performance, create an ownership culture and closely align the financial interests of our executive officers with the financial interests of our stockholders.  Because of the direct relationship between the value of an equity award and the future market price of our common stock, we believe that granting equity awards is the best method of motivating our executive officers to manage in a manner that is consistent with our stockholders’ and our Company’s interests.  In addition, we believe that the four-year vesting requirement of our equity awards promotes executive officer (and staff) retention and motivation because this requirement provides an opportunity to increase the value of the awards over time.

In determining the size of the equity awards granted to our executive officers, our Compensation Committee considers: our corporate performance; the applicable executive officer’s performance; comparative competitive levels of equity compensation for peer companies; the vesting of such awards; the number of shares available under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan, as amended (the “2010 Plan”) and projected future needs to support future staff growth and potential future equity compensation for existing staff; the recommendations of management; and external data sources which support comparative competitive analyses.

With respect to newly hired executives, our practice is to include equity compensation (based on stock options and RSUs) as an integral part of the compensation package for inclusion in the executive’s employment agreement.  The compensation package, including the stock option and RSU grants, are approved by the Compensation Committee.

Stock Options.  Stock options have an exercise price equal to the fair market value of our common stock on the day prior to grant, typically vest over a four-year period and expire ten years after the date of grant. Historically, options vested as to 6/48th of the shares on the six month anniversary of the vesting commencement date with the remaining shares vesting ratably each month thereafter subject to continued employment or service. Beginning in 2016, options vest as to 1/48th of the shares each month over the four-year period subject to continued employment or service.  .

Restricted Stock and Restricted Stock Units.  Our 2010 Plan authorizes us to grant restricted stock and RSUs in addition to stock options.  In January 2015, after reviewing market data including peer group analysis, the Compensation Committee recommended, and in February 2015 the Board of Directors approved, using RSUs as a component in our 2015 equity compensation with (i) a 70% options / 30% RSU value mix for employees at the level of vice-president or above and for our directors and (ii) a 60% options / 40% RSUs value mix for our remaining employees.  This design is intended to provide immediate stockholder alignment and provide for added retention incentive.  Beginning in 2015, RSUs were awarded as part of new hire grants and annual refresher grants.  Our 2015 RSUs awarded to employees vest in four equal annual installments on each anniversary of the date of grant, subject to continued service.

Equity Compensation Award

In February 2015, we approved the following awards of refresher stock options and RSUs to our named executive officers (other than our Chief Executive Officer).  The annual refresher grant values were intended to approximate the market 50th percentile.  All options granted to our named executive officers are intended to be incentive stock options as defined under Section 422 of the Code, to the extent possible.  The stock options and RSUs were weighted 70% options / 30% RSUs in value based mix for Messrs. Happel and Daley. Mr. Lanza was not an executive officer at that time and awards provided to him and other non-executive employees were based on a ratio of 60% options/40% RSUs.

Name	Grant Value (1)		February 2015 Stock Option Grants		February 2015 RSU Grants
David Happel	$109,177	(2)	19,583		5,229
Ted Daley	240,286		43,100		11,500
Frank Lanza	105,169		18,864	(3)	7,797	(3)

(1)

With respect to Messrs. Happel and Daley's awards, the grant values were converted into a number of shares based on the 70% options/30% RSUs mix converted on a value basis using the 30 trading-day average closing price of our common stock ending on January 23, 2015, the date of the Compensation Committee’s approval of the equity grant values.  Mr. Lanza's option grant value was converted into a number of shares based on the 60% options/40% RSUs mix on a value basis using the 30 day trading day average closing price of our common stock ending on February 10, 2015, the date employee refresher stock option grants were approved by the Equity Incentive Committee.
(2)	Mr. Happel’s award value was pro-rated to reflect 2.5 months of service, as he commenced employment in October 2014.
(3)	Mr. Lanza forfeited his RSU award upon his resignation from the Company in November 2015 and 81% of his option grant.

In connection with her promotion to Chief Executive Officer in January 2015, Ms. Smith received options to purchase 350,000 shares of our common stock, which represented her annual equity grant for 2015 and was negotiated as part of her amended and restated employment agreement.  Ms. Smith did not receive any RSU awards in 2015.  Subject to Ms. Smith’s continued service with the Company, the options vest over a four-year period with 6/48th vesting six months after the vesting commencement date and the remainder vesting ratably each month thereafter based upon continued employment or service.  The Compensation Committee reviewed the awards made by the peer companies and the market 50th percentile in determining the award amount and determined that the award approximated the market median of annual grants to peer chief executive officers.  In connection with their commencement of employment, each of Messrs. Smith and Polu was granted options to purchase 165,000 shares of our common stock in January 2015 and as such were not eligible to participate in the February annual refresher grant.  In connection with the commencement of her employment, in July 2015, Ms. Gould was granted an option to purchase 115,500 shares of our common stock and 33,252 RSUs.

Perquisites and Welfare and Health Benefits

Broad-based benefit plans are an integral component of competitive executive compensation packages.  Our benefits include a 401(k) savings plan with a Company matching contribution (when such matching is financially viable), healthcare benefits such as medical, dental, and vision plans, and disability and life insurance benefits which are provided to our executives at the same level at which they are provided to all employees.  We have no perquisite benefits, and do not provide any deferred compensation programs or supplemental pensions to any executives.  At its discretion, our Compensation Committee may revise, amend or add to the executive’s benefits if it deems it advisable.

Other than as disclosed below, during our fiscal year ended December 31, 2015, our executives did not receive any perquisites and were not entitled to benefits that are not otherwise available to all of our employees.  In connection with Ms. Smith’s promotion in 2014, we agreed to reimburse her for reasonable relocation expenses, not to exceed in the aggregate $100,000 plus tax gross ups on such expenses, and provided that if her employment with the Company terminates, other than in connection with a “constructive termination” or “termination without cause” (each, as defined in her employment agreement), she will promptly reimburse the Company for (i) the full payment, if such termination occurs prior to the first anniversary of the effective date of her employment and (ii) 50% of the payment, if such termination occurs following the first anniversary but prior to the second anniversary of the effective date of her employment.

During the fiscal year ended December 31, 2015, we did not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees.

Separation Benefits

Our named executive officers are entitled to certain severance and change in control payments and benefits pursuant to the terms of their employment agreements which are described below under “Executive Payments upon Termination.” In connection with Ms. Smith’s promotion to Chief Executive Officer, Ms. Smith’s severance protection in the event of a “termination without cause” or “constructive termination” (as each such term is defined in her amended and restated employment agreement) within 12 months following a change in control, was increased to twice her base salary and target bonus.  Ms. Smith’s COBRA reimbursement period in the event of a termination without cause or constructive termination within 12 months following a change in control was also increased to 24 months following her promotion to Chief Executive Officer on January 1, 2015.

In February 2016, the Compensation Committee approved a new form of Change in Control Severance Agreement between the Company and each of its current executive officers holding a title of senior vice president or higher, including each of Messrs. Smith, Polu and Happel and Ms. Gould (prior to her resignation), but excluding Ms. Smith.  Pursuant to the terms of this agreement, in the event an executive is terminated without cause or constructively terminated during the 18 month period following a change in control of the Company, the executive is entitled to receive a cash severance payment equal to 18 months base salary and his or her target annual bonus.  In addition, the executive’s unvested equity awards automatically become vested and the executive will be entitled to 18 months COBRA coverage, each as more fully described under “Executive Payments upon Termination.”

In connection with Mr. Daley’s separation from the Company in September 2015 and in consideration of his execution of a release of any claims in favor of the Company, on July 15, 2015, the Company entered into a transition and separation agreement with Mr. Daley pursuant to which he continued to serve as Chief Business Officer and provide transition services to the Company through September 30, 2015.  Consistent with the terms of Mr. Daley’s transition and separation agreement, Mr. Daley received:  (i) severance consisting of continued base salary for 12 months following his separation date; and (ii) premium payments under COBRA for up to 12 months following his separation date.  In addition, as described above, he received a bonus for 2015 based on actual performance for the year, pro-rated through September 30, 2015.  Following his separation, Mr. Daley continued to serve the Company as an independent contractor through December 31, 2015 and provided services to the Company on an as-requested basis at an hourly rate of $250, which totaled $3,000.  Mr. Daley’s stock options and RSUs continued to vest while he provided consulting services to the Company, and his vested stock options as of December 31, 2015 will remain exercisable until the earlier of 12 months from September 30, 2015, or the original expiration date of each option.

Following Ms. Gould’s separation, she will continue to provide consulting services to the Company as an independent contractor. Ms. Gould’s outstanding equity awards will continue to vest while she provides consulting services to the Company.

Section 401(k) Plan

We maintain a qualified retirement plan pursuant to Code Sections 401(a) and 401(k) covering substantially all employees, subject to certain minimum age and service requirements, herein referred to as our “401(k) Plan.”  Our 401(k) Plan allows employees to make voluntary pre-tax contributions.  The assets of the 401(k) Plan are held in trust for participants and are distributed upon the retirement, disability, death or other termination of employment of the participant.  Employees who participate in our 401(k) Plan may contribute to their 401(k) account up to the maximum amount that varies annually in accordance with the Code.  We also make available to 401(k) Plan participants the ability to direct the investment of their 401(k) accounts in a well-balanced spectrum of various investment funds.

At our discretion, we provide for a  Company matching contribution to the 401(k) Plan in the amount of 100% of the first 3% of salary that an employee defers and 50% of the next 2% of salary that an employee defers, in compliance with the Internal Revenue Service’s safe harbor rules.

Summary Compensation Table

Years Ended December 31, 2015, 2014 and 2013

The following table reports summary compensation information for the named executive officers during the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary		Bonus		Option Awards (6)		Stock Awards (6)	Non-Equity Incentive Plan Compensation (7)	All Other Compensation		Total
Julie Anne Smith	2015	$566,154	(1)	$—		$2,111,311		$—	$290,000	$133,636	(8)(9)	$3,101,101
President, Chief Executive	2014	421,087		—		1,830,340		—	154,255	52,326	(8)(9)	2,458,008
Officer and Director	2013	350,000		—		—		—	200,000	42,173		592,173

Michael P. Smith	2015	336,539	(2)	—		995,332		—	135,000	10,600	(9)	1,477,471
Chief Financial Officer

Ashley C. Gould	2015	177,000	(3)	—		958,690		457,880	70,000	—		1,663,570
SVP, Govermental Affairs, Chief Legal and Compliance Officer and Secretary

David A. Happel	2015	391,740	(4)	75,000	(4)	109,177		47,950	140,000	10,600	(9)	774,467
Chief Commercial Officer	2014	64,904		50,000	(4)	1,007,887		—	25,563	34,452	(9)(10)	1,182,806

Krishna R. Polu, M.D.	2015	370,192	(5)	75,000	(5)	995,332		—	150,000	9,885	(9)	1,600,409
Chief Medical Officer

Ted Daley	2015	321,339	(11)	—		380,078	(12)	105,455	70,327	93,901	(9)(12)	971,100
Former Chief Business Officer	2014	305,926		—		417,802		—	85,365	10,200	(9)	819,293
	2013	292,000		—		—		—	120,000	10,200	(9)	422,200

Frank Lanza	2015	252,047	(13)	—		105,169		71,498	—	10,600	(9)	439,314
Former Corporate Controller, Former Interim Principal Financial and Accounting Officer	2014	210,819		—		100,327		—	54,760	10,200	(9)	376,106

(1)

Amount for Ms. Smith in 2015 also includes payment for a partial period in December 2014 due to Company payroll practices.  Ms. Smith's base salary for 2015 was $550,000. Ms. Smith began serving as our Chief Executive Officer in January 2015, following her promotion to President and CEO-designate in July 2014. Prior to that time Ms. Smith served as our Executive Vice-President, Strategy and Chief Operating Officer.

(2)	Mr. Smith's salary reflects pro-ration for his employment commencement date of January 12, 2015.
(3)

Ms. Gould's salary reflects pro ration for her employment commencement date of July 15, 2015. On April 15, 2016, Ms. Gould delivered notice of her resignation from her position as Senior Vice President, Governmental Affairs, Chief Legal and Compliance Officer and Secretary.  Ms. Gould's last date of employment is May 13, 2016. See “Executive Payments Upon Termination.”

(4)

Amount for Mr. Happel's salary in 2015 also includes payment for a partial period in December 2014 due to Company payroll practices.  Mr. Happel's base salary for 2015 was $377,344. Amount for Mr. Happel's bonus in 2015 reflects a special one-time bonus awarded upon the successful acquisition of QUINSAIR™ and in 2014 reflects a sign-on bonus paid upon commencement of his employment in October 2014.

(5)	Dr. Polu's salary reflects pro-ration and his bonus reflects a special one-time sign-on bonus paid upon commencement of his employment on January 12, 2015.
(6)

These columns represent the grant date fair values (determined in accordance with ASC 718) for the Option Awards and the Stock Awards granted during each period to each of our named executive officers. The Stock Awards were Restricted Stock Units (RSUs) in this period. For additional information on the valuation assumptions for stock options granted in fiscal 2015, please refer to the Note 13 in our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value, if any, that will be realized by our named executive officers.

(7)	Represents cash incentive awards earned for calendar year represented and paid in March of following year.

(8)

For 2015, the total amount includes $123,036 for Ms. Smith’s 2015 relocation costs from Nevada to California, which includes a tax gross-up of $40,036. For each of 2014 and 2013, these amounts include $42,126 and $31,973 respectively in expenses reimbursed to Ms. Smith for her commuting costs from her residence in Nevada to Raptor’s headquarters in Novato, California.

(9)	All Other Compensation includes 401(k) matching contributions by us (maximum of $10,600 for 2015 and $10,200 for each of 2014 and 2013).
(10)	For Mr. Happel, in 2014 All Other Compensation includes $33,875 of consulting fees paid to him prior to the commencement of his employment with Raptor in October 2014.
(11)

For Mr. Daley, base salary for 2015 was $314,675. In connection with his resignation from the Company on September 30, 2015, included in his pro-rata base salary for 2015 are additional amounts due him for accrued vacation and wages at the time of his separation from the Company.

(12)

For Mr. Daley, All Other Compensation includes severance and consulting payments paid and the value of COBRA continuation pursuant to the terms of his transition and separation agreement with the Company.  Option Awards includes $69,792 representing the accounting value of the modification of the terms of his option awards pursuant to the terms of his transition and separation agreement. See "Executive Payments Upon Termination."

(13)

For Mr. Lanza, base salary for 2015 was $236,000. In connection with his resignation on November 24, 2015, included in his pro-rata base salary for 2015 are additional amounts due him for accrued vacation and wages at the time of his resignation.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2015.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Stock Awards: Number of Shares of Stock or Units (#)		Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock Awards ($)(3)	Grant Date Fair Value of Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)
Julie Anne Smith	1/15/2015	—	330,000	412,500			350,000		9.98		2,111,311
	1/15/2015				—					—
Michael P. Smith	1/15/2015	—	140,000	175,000			165,000		9.98		995,332
	1/15/2015				—					—
Ashley C. Gould	7/25/2015	—	156,000	195,000			115,500	(4)	13.77		958,690
	7/25/2015				33,252					457,880
David A. Happel	2/10/2015	—	150,938	188,672			19,583		9.17		109,177
	2/10/2015				5,229					47,950
Krishna R. Polu	1/15/2015	—	154,000	192,500			165,000		9.98		995,332
	1/15/2015				—					—
Ted Daley	2/10/2015	—	110,136	137,670			43,100		9.17		240,286
	2/10/2015				11,500					105,455
Frank Lanza	2/10/2015	—	—	—			18,864	(5)	9.17		105,169
	2/10/2015				7,797	(5)				71,498

(1)

Amounts represent the target and maximum cash awards payable to our named executive officers under our cash incentive program for the 12 month period ending on December 31, 2015.  We do not establish award levels.

(2)	Option exercise prices equal the closing price of our common stock on the day prior to the date of grant.
(3)

For additional information on the valuation assumptions for stock options and stock awards granted in fiscal 2015, please refer to Note 13 in our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

(4)	Ms. Gould resigned from her position as an officer of the Company effective April 15, 2016 and will remain as an employee of the Company through May 13, 2016.
(5)	Mr. Lanza resigned in November 2015 and forfeited 81% of his option award and all RSUs.

Outstanding Equity Awards

Year Ended December 31, 2015

The following table sets forth certain information with respect to outstanding stock option and RSU awards of our named executive officers for the year ended December 31, 2015.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Julie Anne Smith	9/10/2012	116,422	35,628	(1)	$5.27	9/10/2022	—	—
	2/7/2014	49,071	57,994	(1)	$14.74	2/7/2024	—	—
	7/29/2014	61,979	113,021	(1)	$8.13	7/29/2024	—	—
	1/15/2015	80,208	269,792	(1)	$9.98	1/15/2025	—	—
Michael Smith	1/15/2015	37,813	127,187	(1)	$9.98	1/15/2025	—	—
Ashley Gould (4)	7/28/2015	—	115,500	(1)	$13.77	7/28/2025	33,252	172,910	(2)
David Happel	11/25/2014	48,125	116,875	(1)	$9.92	11/25/2024	—	—
	2/10/2015	4,080	15,503	(1)	$9.17	2/10/2025	5,229	27,191	(2)
Krishna Polu	1/15/2015	37,813	127,187	(1)	$9.98	1/15/2025	—	—
Ted Daley (3)	9/10/2007	24,969	—		$2.23	9/10/2017	—	—
	3/9/2010	18,900	—		$2.02	3/9/2020	—	—
	10/12/2010	56,808	—		$2.97	10/12/2020	—	—
	11/22/2010	108,616	—		$3.54	11/22/2020	—	—
	9/22/2011	151,488	—		$5.13	9/22/2021	—	—
	9/25/2012	54,436	—		$5.49	9/25/2022	—	—
	2/7/2014	21,326	—		$14.74	2/7/2024	—	—
	2/10/2015	8,979	—		$9.17	2/10/2025	—	—
Frank Lanza (5)	3/4/2013	20,624	—		$5.05	3/4/2023	—	—
	2/7/2014	4,888	—		$14.74	2/7/2024	—	—
	2/10/2015	3,537	—		$9.17	2/10/2025	—	—

(1)	Stock options vest 6/48th on the six month anniversary of grant date and 1/48th per month thereafter.
(2)	RSUs vest in four equal annual installments on each anniversary of the date of grant.
(3)

Mr. Daley resigned as Chief Business Officer on September 30, 2015 but continued to serve as a consultant for the Company until December 31, 2015, and his options continued to vest through such time.  Effective December 31, 2015, unvested options and all RSUs were cancelled.

(4)

Ms. Gould resigned from her position as an officer of the Company effective April 15, 2016 and will remain as an employee of the Company through May 13, 2016.  Following her separation, Ms. Gould will provide consulting services to the Company on an as-requested basis and her outstanding option and RSU awards while she provides consulting services to the Company.

(5)	Mr. Lanza resigned as Controller on November 24, 2015, at which time his unvested options and all RSUs were cancelled.

Options Exercised

Year ended December 31, 2015

The following table sets forth the number and value of options exercised during the fiscal year ended December 31, 2015 for each of the named executive officers. Ms. J. Smith and Ms. Gould, Messrs. M. Smith and Happel and Dr. Polu did not exercise any stock options during the fiscal year ended December 31, 2015. None of our named executive officers held any stock awards that vested during the fiscal year ended December 31, 2015.

Name	Number of Shares Acquired on Exercise		Value Realized on Exercise (1)
Ted E. Daley	5,000	(2)	$57,300
Frank Lanza	13,750		$52,091

(1)

The value realized upon exercise of stock options reflects the price at which shares acquired upon exercise of the stock options were sold or valued for income tax purposes, net of the exercise price for acquiring the shares.

(2)	The exercises by Mr. Daley were pursuant to a Rule 10b5-1 trading plan adopted by Mr. Daley on August 26, 2014.

Executive Payments Upon Termination

We have entered into employment agreements with our executive officers that provide for certain severance and other benefits in the event of certain terminations of employment. As described above under "Compensation Discussion and Analysis – Separation Benefits," in February 2016, our Compensation Committee also approved a new form of Change in Control Severance Agreement between the Company and our current executive officers holding a title of senior vice president or higher, including each of Messrs. Smith, Polu and Happel and Ms. Gould, but excluding Ms. Smith, which supersedes the terms of each of those executive officers' existing employment agreements with the Company in the event of certain terminations of employment in connection with a change in control transaction of the Company.  These arrangements are designed to retain executives and provide continuity of management in the event of a change in control.

Under Ms. Smith’s amended and restated executive employment agreement, if her employment is constructively terminated or terminated by us without cause other than during the 12 months following a Change in Control (as defined in her employment agreement), she will be entitled to receive (i) continued payment of base salary for 12 months after such termination; (ii) payment or reimbursement of health plan coverage under COBRA for up to 12 months; (iii) continued exercisability of all of her vested options or stock appreciation rights with respect to our common stock until the first anniversary of the termination of her employment; and (iv) a lump sum payment equal to the average annual cash bonus she received with respect to the two years preceding the year of termination or, if two annual bonus payment dates have not occurred, the annual bonus she received with respect to the year preceding the year of termination. If Ms. Smith is terminated without cause or is constructively terminated by us within the 12 months following a Change in Control (as defined in her employment agreement), Ms. Smith will be entitled to receive (i) twice the sum of her base salary and target annual cash bonus and (ii) payment or reimbursement of health plan coverage under COBRA for up to 24 months. In addition, each outstanding equity award held by Ms. Smith shall automatically become vested and exercisable until the earlier of the original expiration date of such equity award or the second anniversary of her termination. Each of the foregoing payments and benefits is subject to Ms. Smith’s execution of a general release of claims that becomes effective and irrevocable within 60 days following termination. If Ms. Smith is terminated as the result of death or permanent disability, Ms. Smith will be entitled to (i) continued payment of her base salary for six months and (ii) payment or reimbursement of health plan coverage under COBRA for up to six months.

Under the executive employment agreements of each of Messrs. Happel and Smith, Dr. Polu and Ms. Gould (prior to her resignation), if such executive's employment is constructively terminated or terminated by us without cause other than during the 12 months following a Change in Control (as defined in the executive's employment agreement), the executive is entitled to receive (i) continued payment of base salary for 12 months after such termination; (ii) payment or reimbursement of health plan coverage under COBRA for up to 12 months; and (iii) continued exercisability of all  vested options or stock appreciation rights with respect to our common stock until the earlier of (A) the original expiration date of such equity award or (B) the first anniversary of the termination of the executive's employment. Each of the foregoing payments and benefits is subject to the executive's execution of a general release of claims becoming effective and irrevocable within 60 days following termination.  If the executive were to be terminated as the result of death or disability, the executive would be entitled to receive (i) the continued payment of his or her base salary for three months and (ii) payment or reimbursement of health plan coverage under COBRA for up to three months.

If, in the fiscal year ended December 31, 2015, any of such executives were terminated without cause or constructively terminated by us within the 12 months following a Change in Control (as defined in such executive's employment agreement), under the terms of such executive employment agreements, the executive would have been entitled to receive a lump sum payment equal to the sum of 12 months of his or her base salary and his or her target annual bonus; and (ii) payment or reimbursement of health plan coverage under COBRA for up to 12 months. In addition, each outstanding equity award held by the executive would have automatically become vested and exercisable until the earlier of the original expiration date of such equity award or the second anniversary of the executive's termination. As discussed above, beginning in the fiscal year ended December 31, 2016, pursuant to the terms of the Change in Control Severance Agreement approved by the Compensation Committee and entered into between the Company and each such executive, in the event such executive is terminated without cause or is constructively terminated during the 18 month period following a change in control, the executive is entitled to receive a cash severance payment equal to 18 months base salary plus his or her target annual bonus.  In addition, the executive's unvested equity awards automatically become vested and the executive will be entitled to 18 months COBRA coverage.  Each of the foregoing payments and benefits would be subject to the executive's execution of a general release of claims becoming effective and irrevocable within 60 days following termination.

In addition, pursuant to the terms of the existing Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan (the "Plan"), in the event of a Change in Control of the Company (as defined in the Plan), 50% of the unvested equity awards of all Plan participants, including awards to our executive officers, automatically become vested. In the case in which a Change in Control occurred under the Plan as of December 31, 2015 that did not constitute a qualifying termination under the terms of our executives' employment agreements, the value of the acceleration of Ms. Gould's unvested equity awards on such Change in Control would have been $86,455 and the value of Mr. Happel's accelerated awards would have been $13,596.

Year Ended December 31, 2015

The following tables quantify the amounts that we would have owed each of our named executive officers upon each of the termination triggers discussed above under “Executive Payments Upon Termination,” assuming a termination date of December 31, 2015; except that in the case of Mr. Daley, amounts described are the actual payments made in connection with his termination.

Julie Anne Smith

President, Chief Executive Officer and Director

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)
Base Salary	$275,000	(2)	$275,000	(2)	$550,000	(2)	$1,100,000	(2)
Short-Term Incentive	—		—		444,255	(3)	660,000	(4)
COBRA Continuation	16,527	(5)	16,527	(5)	33,054	(5)	66,107	(5)
Value of Unvested Equity Awards Acceleration	—		—		—		—	(6)
Total	$291,527		$291,527		$1,027,309		$1,826,107

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)

Represents six months base salary in the event of disability or death, 12 months base salary in the event of termination without cause or constructive termination and 24 months base salary in the event of termination without cause or constructive termination within 12 months following a CIC.

(3)	Annual cash bonus received with respect to the year preceding the year of termination.
(4)	Twice target bonus opportunity.
(5)

Represents six months COBRA continuation in the event of disability or death, 12 months COBRA continuation in the event of termination without cause or constructive termination and 24 months COBRA continuation in the event of termination without cause or constructive termination within 12 months following a CIC.

(6)

Assumes accelerated vesting of unvested equity awards at December 31, 2015.  This amount reflects the intrinsic value for these awards and does not correspond to the actual value, if any, that will be realized by the officer.

Michael P. Smith

Chief Financial Officer

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)
Base Salary	$87,500	(2)	$87,500	(2)	$350,000	(2)	$350,000	(2)
Short-Term Incentive	—		—		—		140,000	(3)
COBRA Continuation	8,100	(4)	8,100	(4)	32,401	(4)	32,401	(4)
Value of Unvested Equity Awards Acceleration	—		—		—		—	(5)
Total	$95,600		$95,600		$382,401		$522,401

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)

Represents three months base salary in the event of disability or death, 12 months base salary in the event of termination without cause or constructive termination and 12 months base salary in the event of termination without cause or constructive termination within 12 months following a CIC.

(3)	Target bonus opportunity.
(4)

Represents three months COBRA continuation in the event of disability or death, 12 months COBRA continuation in the event of termination without cause or constructive termination and in the event of termination without cause or constructive termination within 12 months following a CIC.

(5)

Assumes accelerated vesting of unvested equity awards at December 31, 2015.  This amount reflects the intrinsic value for these awards and does not correspond to the actual value, if any, that will be realized by the officer.

Ashley C. Gould

SVP, Governmental Affairs, Chief Legal and Compliance Officer  and Secretary

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)
Base Salary	$97,500	(2)	$97,500	(2)	$390,000	(2)	$390,000	(2)
Short-Term Incentive	—		—		—		156,000	(3)
COBRA Continuation	8,100	(4)	8,100	(4)	32,398	(4)	32,398	(4)
Value of Unvested Equity Awards Acceleration	—		—		—		172,910	(5)
Total	$105,600		$105,600		$422,398		$751,309

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)

Represents three months base salary in the event of disability or death, 12 months base salary in the event of termination without cause or constructive termination and 12 months base salary in the event of termination without cause or constructive termination within 12 months following a CIC.

(3)	Target bonus opportunity.
(4)

Represents three months COBRA continuation in the event of disability or death, 12 months COBRA continuation in the event of termination without cause or constructive termination and 12 months COBRA continuation in the event of termination without cause or constructive termination within 12 months following a CIC.

(5)

Assumes accelerated vesting of unvested equity awards at December 31, 2015. This amount reflects the intrinsic value for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Following Ms. Gould’s separation, she will continue to provide consulting services to the Company as an independent contractor. Ms. Gould’s outstanding equity awards will continue to vest while she provides consulting services to the Company.

David Happel

Chief Commercial Officer

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)
Base Salary	$94,336	(2)	$94,336	(2)	$377,344	(2)	$377,344	(2)
Short-Term Incentive	—		—		—		150,938	(3)
COBRA Continuation	8,100		8,100		32,398	(4)	32,398	(4)
Value of Unvested Equity Awards Acceleration	—		—		—		27,191	(5)
Total	$102,436		$102,436		$409,742		$587,871

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)

Represents three months base salary in the event of disability or death, 12 months base salary in the event of termination without cause or constructive termination and 12 months base salary in the event of termination without cause or constructive termination within 12 months following a CIC.

(3)	Target bonus opportunity.
(4)

Represents three months COBRA continuation in the event of disability or death, 12 months COBRA continuation in the event of termination without cause or constructive termination and 12 months COBRA continuation in the event of termination without cause or constructive termination within 12 months following a CIC.

(5)

Assumes accelerated vesting of unvested equity awards at December 31, 2015. This amount reflects the intrinsic value for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Krishna R. Polu, M.D.

Chief Medical Officer

Executive Benefits and Payments Upon Termination	Disability		Death		Termination Without Cause or Constructive Termination		CIC Termination Without Cause or Constructive Termination (1)
Base Salary	$96,250	(2)	$96,250	(2)	$385,000	(2)	$385,000	(2)
Short-Term Incentive	—		—		—		154,000	(3)
COBRA Continuation	8,100	(4)	8,100	(4)	32,398	(4)	32,398	(4)
Value of Unvested Equity Awards Acceleration	—		—		—		—	(5)
Total	$104,350		$104,350		$417,398		$571,398

(1)	“CIC” means change in control, as defined in the officer’s employment agreement.
(2)

Represents three months base salary in the event of disability or death, 12 months base salary in the event of termination without cause or constructive termination and 12 months base salary in the event of termination without cause or constructive termination within 12 months following a CIC.

(3)	Target bonus opportunity.
(4)

Represents three months COBRA continuation in the event of disability or death, 12 months COBRA continuation in the event of termination without cause or constructive termination and 12 months COBRA continuation in the event of termination without cause or constructive termination within 12 months following a CIC.

(5)

Assumes accelerated vesting of unvested equity awards at December 31, 2015. This amount reflects the intrinsic value for these awards, and does not correspond to the actual value, if any, that will be realized by the officer.

Ted Daley

Former Chief Business Officer

Mr. Daley separated from the Company effective September 30, 2015 and in accordance with the terms of his transition and separation agreement with the Company pursuant to which he agreed to release all claims against the Company, Mr. Daley received (i) severance consisting of continued base salary for 12 months which totaled $314,675; (ii) premium payments under COBRA for up to 12 months following separation, with a value of up to $33,054 (iii) a pro-rated bonus payment of $70,327 (iv) payments for consulting services provided to the Company after his separation date through December 31, 2015 at the rate of $250 per hour which totaled $3,000 and (v) continued vesting of his stock options and RSUs for the duration of his consulting services to the Company, as well as extension of the exercisability of his stock options vested at December 31, 2015 until the earlier of September 30, 2016 or each option's original expiration date, which had an imputed value of $69,792.

Frank Lanza

Former Chief Accounting Officer

Mr. Lanza separated from the Company in November 2015. He did not have an employment agreement with the Company or a Change in Control Severance Agreement with the Company, nor did we enter into a separation agreement with him when he resigned from the Company, and accordingly, no severance or other benefits were paid to Mr. Lanza in connection with his separation.

Director Compensation

Year ended December 31, 2015

Below is a schedule of fees payable to Raptor’s non-employee members of our Board of Directors for their service during 2015:

Director Position	Annual Cash Compensation
Non-Employee Directors, (excluding the Chairman of the Board)	$40,000
Chairman of the Board of Directors	$75,000
Audit Committee Chair	$20,000
Audit Committee (Non-Chair members)	$10,000
Compensation Committee Chair	$15,000
Compensation Committee (Non-Chair members)	$7,500
Corporate Governance and Nominating Committee Chair	$12,000
Corporate Governance and Nominating Committee (Non-Chair members)	$7,000

In February 2015, each non-employee member of our Board of Directors (other than Dr. Gemayel and Mr. Lapointe who were appointed to the Board of Directors in January 2015), received an equity grant consisting of 6,332 stock options and 1,674 restricted stock units (“RSUs”) which vested on the 2015 annual stockholder meeting date. The exercise price for the stock options was $9.36. This stub period grant was intended to align the timing of director equity grants with the Company’s annual meeting of stockholders. In connection with their new appointments to our Board of Directors, in January 2015, Dr. Gemayel and Mr. Lapointe each received stock options to purchase 40,000 shares of our common stock, vesting at the rate of 1/12th at each quarterly anniversary of their date of appointment to the Board. The exercise price of the options was $9.98. In addition, the Board approved that each non-employee director of the Board who continued to serve as a non-employee director immediately following the next annual meeting of stockholders in May 2015, excluding Dr. Gemayel and Mr. Lapointe, would be granted 18,996 stock options and 5,021 RSUs. The stock options vest in four equal quarterly installments with the final installment vesting no later than immediately prior to the 2016 annual meeting of stockholders. The exercise price of the options was $11.55. The RSUs will vest in full on the first anniversary of the date of grant. The vesting of both grants is subject to the non-employee director continuing in service through the vesting date.  In April 2016, the Board approved that each non-employee director who is elected at the 2016 annual meeting of stockholders to serve until the 2017 annual meeting of stockholders will be granted 18,996 stock options and 5,021 RSUs.  The stock options vest in four equal quarterly installments with the final installment vesting no later than immediately prior to the 2017 annual meeting of stockholders.  The RSUs will vest in full on the first anniversary of the date of grant.  In addition, in April 2016, the Board approved a pro-rated annual grant award of 7,915 options and 2,092 RSUs to each of Dr. Gemayel and Mr. Lapointe, in order to align their grant cycles with that of other continuing Board members.  The pro-rated awards to Dr. Gemayel and Mr. Lapointe will vest no later than immediately prior to the 2016 annual meeting date.  The exercise price for Dr. Gemayel and Mr. Lapointe's options was $5.22.  In each case, the exercise price of the stock options granted to our directors reflects the closing price of our common stock on the date immediately prior to the date of grant.

The following table sets forth the total compensation paid by us to each of our non-employee directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Stock Awards ($)(2)	All Other Compensation ($)		Total Compensation ($)
Raymond W. Anderson (3)	67,500	169,688		73,661	—		310,849
Suzanne L. Bruhn, Ph.D. (4)	61,500	169,688		73,661	—		304,849
Richard L. Franklin, M.D. Ph.D. (5)	62,000	169,688		73,661	—		305,349
Georges Gemayel, Ph.D. (6)	54,500	241,293		—	—		295,793
Llew Keltner, M.D., Ph.D. (7)	80,083	169,688		73,661	—		323,432
Gregg Lapointe (8)	68,958	241,293		—	—		310,251
Erich Sager	25,000	1,369,884	(9)	15,669	66,667	(10)	1,477,220
Christopher M. Starr (10)(11)	40,000	169,688		73,661	240,000		523,349

(1)

This column represents the grant date fair value of the stock options granted during fiscal 2015 to each of our non-employee directors, in accordance with ASC Topic 718. Incumbent continuing non-employee directors were granted 6,332 options on February 9, 2015 having a grant date fair value of $36,004 and 18,996 options on May 19, 2015 having a grant date fair value of $133,684 for a combined grant date fair value of $169,688 (with the exception of Mr. Sager whose grant date fair value was $36,004). For additional information on the valuation assumptions, please refer to Note 13 in our consolidated financial statements included in our Annual Report on Form 10-K as filed with the SEC on February 26, 2016.

(2)

This column represents grant date fair value of RSUs granted to certain non-employee directors, in accordance with ASC Topic 718. Incumbent continuing non-employee directors were granted 1,674 RSUs on February 9, 2015 having a grant date fair value of $15,669 and 5,021 RSUs on May 19, 2015 having a grant date fair value of $57,992 for a combined grant date fair value of $73,661 (with the exception of Mr. Sager whose grant date fair value was $15,669). Dr. Gemayel and Mr. Lapointe did not receive RSU grants in 2015.

(3)	Mr. Anderson had 365,328 options outstanding as of December 31, 2015, of which 355,830 were exercisable.
(4)	Dr. Bruhn had 196,008 options outstanding as of December 31, 2015, of which 186,510 were exercisable.
(5)	Dr. Franklin had 335,328 options outstanding as of December 31, 2015, of which 325,830 were exercisable.
(6)	Dr. Gemayel had 40,000 options outstanding as of December 31, 2015, of which 9,999 were exercisable.
(7)	Dr. Keltner had 319,492 options outstanding as of December 31, 2015, of which 309,994 were exercisable.
(8)	Mr. Lapointe had 40,000 options outstanding as of December 31, 2015, of which 9,999 were exercisable.
(9)

Mr. Sager did not stand for re-election at our annual meeting in May 2015, but has continued to provide service to the Company as a consultant. He had 363,817 options outstanding as of December 31, 2015, all of which were exercisable. $1,333,880 of the amount included under the Option Awards column for Mr. Sager is attributable to the modification of his options to continue their exercisability pursuant to the terms of his consulting agreement as described below.

(10)	Pursuant to the terms of their respective agreements with the Company described below, Mr. Sager and Dr. Starr were paid consulting fees of $66,667 and $240,000, respectively, during 2015.
(11)	Dr. Starr had 831,007 options outstanding as of December 31, 2015, of which 687,424 were exercisable.

The Company entered into a consulting agreement with Mr. Sager effective as of May 19, 2015. Mr. Sager was an initial investor in the Company and an early consultant to us during the Company's formative years. The agreement provides for Mr. Sager to receive a consulting fee of $100,000 for twelve months of consulting services to us commencing on May 19, 2015 and to be paid an additional $75,000 dollars for an additional twelve months of consulting services to be provided to us thereafter. Such services are to be provided in Europe through our affiliate, Raptor Pharmaceuticals Europe B.V.  In addition to his cash remuneration, in consideration of Mr. Sager's consulting services, on the effective date of his consulting agreement, the vesting of RSUs and vesting and exercisability of outstanding options held by Mr. Sager was accelerated. All outstanding options held by Mr. Sager will remain exercisable until the original expiration date of each outstanding option.

The Company entered into a transition and separation agreement with Dr. Starr in connection with his resignation as our Chief Executive Officer which was effective as of December 31, 2014.  Dr. Starr is one of our founders and served as our Chief Executive Officer from September 2009 through December 31, 2014.  Pursuant to his agreement with us, Dr. Starr provided consulting services to us at a rate of $20,000 monthly from January 2015 through December 31, 2015.

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

The Compensation Committee reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking, including the following:

•	significant weighting towards long-term equity compensation (with multiple year vesting schedules and long expiration terms) discourages short-term risk taking;
•	for key decision-making officers, base salary makes up a significant majority of cash compensation even with full achievement of annual incentive (cash) awards; and
•	annual incentive (cash) awards are tied to multiple, varying goals such that no single goal determines a large percentage of compensation.

As a pharmaceutical product development company with industry standard long development timelines, prior to our U.S. drug approval in April 2013, we did not face the same level of short-term risks that could affect compensation for employees as compared to other companies in rapidly changing markets. The short-term risks in the capital markets faced by us were largely tied to the approval of and related market exclusivity actions for our product by the FDA and were not under the direct control of our management.

With our U.S. drug approved in April 2013, as a company with an ultra-orphan product in the critical phase of market launch, this risk has increased due to the short term focus of the capital markets on the performance of our emerging product in the pharmaceutical marketplace. This potentially affects both our employees’ short-term cash and long-term equity compensation. We believe this risk is mitigated by the factors discussed above. Furthermore, compensation decisions include subjective considerations, which moderate the influence of formulaic or objective factors which may encourage excessive risk taking.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K and proxy statement for the 2016 annual meeting of stockholders.

Compensation Committee,
Suzanne Bruhn, Ph.D., Chair
Raymond W. Anderson
Georges Gemayel, Ph.D.
Llew Keltner, M.D. Ph.D.

This foregoing compensation committee report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 25, 2016, any person or group known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, each of our named executive officers, each of our directors and all of our current executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Raptor Pharmaceutical Corp., 7 Hamilton Landing, Suite 100, Novato, CA 94949.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned(1)	Number of Shares Beneficially Owned Underlying Convertible Securities (1)(2)	Percentage of Outstanding Shares of Common Stock (3)
5% Stockholders: (4)
BlackRock Inc. (5)	5,852,206		6.9%
Broadfin Capital LLC (6)	7,518,281		8.8
The Mandalay Trust (7)(8)	4,364,286		5.1
Named Executive Officers and Directors:
Raymond W. Anderson (9)	372,023	370,349	—	*
Suzanne L. Bruhn, Ph.D. (10)	244,445	201,029	—	*
Thomas (Ted) E. Daley (11)	492,053	445,522	—	*
Richard L. Franklin, M.D., Ph.D. (12)	342,023	340,349	—	*
Georges Gemayel, Ph.D.	26,673	26,673	—	*
Ashley C. Gould	30,140	30,140	—	*
David A. Happel (13)	87,929	83,093	—	*
Llew Keltner, M.D., Ph.D. (14)	326,187	324,513	—	*
Frank Lanza (15)	—	—	—
Gregg Lapointe	26,673	26,673	—	*
Krishna R. Polu, M.D.	65,867	65,867	—	*
Julie Anne Smith (16)	471,743	430,489	—	*
Michael P. Smith	65,501	65,501	—	*
Christopher Starr, Ph.D. (17)	1,443,064	742,020	1.7
All current executive officers and directors as a group (11 persons)	3,472,128	2,676,556	4.1

*	Less than one percent.
(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options that may be acquired within sixty (60) days of April 25, 2016 and restricted stock units vesting within sixty (60) days of April 25, 2016 are counted as outstanding for computing the percentage held by each person holding such options or RSUs but are not counted as outstanding for computing the percentage of any other person.

(2)

The shares reported in this column represent shares of common stock underlying stock options, restricted stock units exercisable for shares of our common stock within sixty (60) days of April 25, 2016 and restricted stock units vesting within sixty (60) days of April 25, 2016.

(3)	Based on shares outstanding as of April 25, 2016.
(4)	Beneficial ownership shares as reported on Form SC 13G as of December 31, 2015.
(5)	The principal business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.
(6)	The principal business address for Broadfin Capital LLC is 300 Park Avenue, 25th Floor, New York, NY 10022.
(7)

The principal business address for The Mandalay Trust is 1 Raffles Link, #05-02 Singapore 039393. Bidzina Ivanishvili is the settlor of the Trust whose principal business address is Irakly II Square No. 3, Tbilisi, Georgia.

(8)

Beneficial ownership shares as reported on Form SC 13G as of February 16, 2016. The Mandalay Trust consists of Meadowsweet Assets Limited which beneficially owns 4,364,286 shares of common stock of Raptor. Meadowsweet Assets Limited is owned by the Trust, of which Credit Suisse Trust Limited is the Trustee.

(9)

Includes 1,674 shares of our common stock owned by Mr. Anderson, 5,021 shares of our common stock issuable upon the settlement of RSUs and options to purchase 360,579 shares of our common stock held directly as of April 25, 2016.

(10)

Includes 1,674 shares of our common stock owned by Dr. Bruhn, 5,021 shares of our common stock issuable upon the settlement of RSUs and options to purchase 191,259 shares of our common stock held directly as of April 25, 2016.

(11)	Includes 46,531 shares of our common stock owned by Mr. Daley and options to purchase 445,522 shares of our common stock held directly as of April 25, 2016.
(12)

Includes 1,674 shares of our common stock owned by Dr. Franklin, 5,021 shares of our common stock issuable upon the settlement of RSUs and options to purchase 330,579 shares of our common stock held directly as of April 25, 2016.

(13)	Includes 4,836 shares of our common stock owned by Mr. Happel and options to purchase 71,495 shares of our common stock held directly as of April 25, 2016.
(14)

Includes 1,674 shares of our common stock owned by Dr. Keltner, 5,021 shares of our common stock issuable upon the settlement of RSUs and options to purchase 314,743 shares of our common stock held directly as of April 25, 2016.

(15)	Mr. Lanza separated from the Company in November 2015. He holds no shares, options or RSUs as of April 25, 2016.
(16)	Includes 41,254 shares of our common stock owned by Ms. Smith and options to purchase 430,489 shares of our common stock held directly as of April 25, 2016.
(17)

Includes 701,044 shares of our common stock owned by the Christopher M. and S. L. Starr Trust of which Dr. Starr is a co-trustee and beneficiary and shares voting and investment power, 5,021 shares of our common stock issuable upon the settlement of RSUs and options to purchase 720,974 shares of our common stock held by Dr. Starr directly as of April 25, 2016.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
2006, 2010 and TorreyPines Stock Incentive Plans	7,887,444			3,906,512	(2)
Equity compensation plans not approved by stockholders:
2014 Commencement Plan	903,030	(2)		—
Total	8,790,474		$8.49	3,906,512

1)

Awards under the 2010 Stock Incentive Plan include restricted stock units, or RSUs, representing 448,777 shares of common stock. As there is no exercise price associated with RSUs, they are disregarded for purposes of this calculation.

2)	The 2014 Commencement Plan was terminated on May 19, 2015 and any subsequent shares forfeited are being allocated to the 2010 Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our Audit Committee approves and oversees any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K) on an ongoing basis and maintains policies and procedures for the Audit Committee’s approval of related party transactions.

Raptor’s policy on related party transactions is covered in the company’s code of conduct policy. Pursuant to the direction in our Code of Conduct and Business Ethics, authorization from the Audit Committee is required for a director or an officer or their affiliates to enter into a related party transaction or similar transaction which could result in a conflict of interest. Conflicts of interest are prohibited unless specifically authorized in accordance with the Code of Conduct and Business Ethics. Our Audit Committee is responsible for reviewing, reporting and the approval or ratification of each related party transaction. The Audit Committee is responsible for determining if a related party transaction is in the best interest of the Company. The scope of related party transactions or other relationships includes those that would be required to be disclosed in the Proxy Statement as a related party transaction pursuant to applicable NASDAQ or SEC rules.

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

Since January 1, 2015, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, nominees for director, persons who we know hold more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation agreements and other arrangements which are described elsewhere in this proxy statement.

Independence of Our Board of Directors and Current Membership

The current members of our Board of Directors are Raymond W. (Bill) Anderson, Suzanne L. Bruhn, Ph.D., Richard Franklin, M.D., Ph.D., Georges Gemayel, Ph.D., Llew Keltner, M.D., Ph.D., Gregg Lapointe, Julie Anne Smith and Christopher M. Starr, Ph.D.  Our Board of Directors has determined that each member of our Board of Directors is independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards), except for Ms. Smith and Dr. Starr. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee is independent as defined by the SEC and NASDAQ rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Changes in Independent Registered Public Accounting Firm

In connection with the matters discussed in Item 5 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, the Audit Committee conducted a competitive process to select a firm to replace Burr Pilger Mayer, Inc. (“BPM”) and to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2013 and to re-audit the four-month transition period ended December 31, 2012. Upon the conclusion of such process, the Audit Committee approved the engagement of Grant Thornton to replace BPM as the Company’s independent registered public accounting firm and, on January 22, 2014, the Audit Committee engaged Grant Thornton as the Company’s independent registered public accounting firm.

None of BPM’s reports on the Company’s consolidated financial statements for the four-month transition period ended December 31, 2012 and for the fiscal years ended August 31, 2012 and 2011 or BPM’s audit reports on the effectiveness of internal control over financial reporting for such periods contained an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each of the foregoing periods include an explanatory paragraph regarding uncertainty about the Company’s ability to continue as a going concern. During the four-month transition period ended December 31, 2012 and for the fiscal years ended August 31, 2012 and 2011 and through January 15, 2014, there were no disagreements (as referred to in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with BPM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BPM, would have caused it to make reference to the subject matter of the disagreements in its reports on the Company’s consolidated financial statements. During the four-month transition period ended December 31, 2012 and for the fiscal years ended August 31, 2012 and 2011 and through January 15, 2014, there were no reportable events (as referred to in Item 304(a)(1)(v) of Regulation S-K).

At the Company’s request, BPM provided a letter addressed to the U.S. Securities and Exchange Commission stating that it agrees with the above disclosures. A copy of BPM’s letter, dated January 22, 2014, is attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2014 and is incorporated herein by reference.

During the four-month transition period ended December 31, 2012 and for the fiscal years ended August 31, 2012 and 2011, and through January 22, 2014, neither the Company nor anyone on its behalf had consulted with Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (ii) any matter that was the subject of a disagreement (as referred to in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as referred to in Item 304(a)(1)(v) of Regulation S-K).

Fees to Independent Registered Public Accounting Firm for Fiscal Years 2015 and 2014

The following is a summary of the fees and services provided by Grant Thornton for the audit of our years ended December 31, 2015 and 2014. Grant Thornton did not perform any tax compliance or tax consulting and advisory services for those periods.

Description of Services Provided by Grant Thornton	For the year ended December 31, 2015	For the year ended December 31, 2014*
Audit Fees*	$962,711	$737,405
Audit-Related Fees: These services relate to assurance and related services reasonably related to the performance of the audit or review of financial statements not included above.	—	—
Tax Fees: These services relate to the preparation of federal, state and foreign tax returns and other filings.	—	—
All Other Fees	—	—

*	Audit Fees for year ended December 31, 2014 as previously disclosed in our proxy statement for the 2015 annual meeting have been revised to reflect fees actually paid.

As provided in the Audit Committee charter, the Audit Committee pre-approves all of the services provided by our independent registered public accounting firm. All of the above services and estimates of the expected fees were reviewed and approved by the Audit Committee before the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Amendment are as follows:

(a)(3)	Exhibits

The exhibits required to be filed as part of this Amendment are listed in the Exhibit Index and filed as part of, or are incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Here with

2.1++	Asset Purchase Agreement, dated as of August 20, 2015, between Raptor Pharmaceutical Corp. and Tripex Pharmaceuticals, LLC	8-K	9/8/2015	2.1

2.2	Amended and Restated Asset Purchase Agreement, dated as of October 2, 2015, by and among Raptor Pharmaceuticals Inc., Raptor Pharmaceutical Corp. and Tripex Pharmaceuticals, LLC	8-K	10/5/2015	2.1

3.1	Certificate of Incorporation of Raptor Pharmaceutical Corp.	8-K	10/10/2006	3.1

3.2	Certificate of Amendment to Certificate of Incorporation changing name to Raptor Pharmaceutical Corp.	8-K	10/5/2009	3.1

3.3	Amended and Restated Bylaws of Raptor Pharmaceutical Corp.	8-K	5/18/2015	3.2

4.1	Specimen common stock certificate of Raptor Pharmaceutical Corp.	8-K/A	10/7/2009	4.7

4.2	Form of 8.0% Convertible Senior Notes due 2019 issued on July 23, 2014.	8-K	7/3/2014	10.1

4.3	Registration Rights Agreement, dated as of August 20, 2015, by and among Raptor Pharmaceutical Corp., Tripex Pharmaceuticals, LLC and certain members of Tripex Pharmaceuticals, LLC	8-K	9/8/2015	4.1

10.1++	Pharmaceutical Development Services Agreement, dated January 7, 2008, between Raptor Therapeutics Inc. and Patheon Pharmaceuticals Inc.	10QSB/A**	4/15/2008	10.2

10.2	Form Indemnity Agreement	8-K	12/15/2009	10.1

10.3++	Manufacturing Services Agreement, dated November 15, 2010, between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	POS AM	11/23/2010	10.53

10.4++	API Supply Agreement, dated November 15, 2010, between Cambrex Profarmaco Milano and Raptor Therapeutics Inc.	POS AM	11/23/2010	10.54

10.5++	Cooperative Research and Development Agreement for Extramural-PHS Clinical Research, dated December 15, 2011, between the U.S. Department of Health and Human Services, as represented by the National Institute of Diabetes and Digestive and Kidney Diseases, an institute or center of the National Institutes of Health, and Raptor Therapeutics Inc.	10-Q	4/9/2012	10.1

10.6++	Second Amendment to License Agreement, effective October 30, 2012, between The Regents of the University of California and Raptor Therapeutics, Inc.	10-KT	3/14/2013	10.37

10.7++	Wholesale Product Purchase Agreement, dated April 3, 2013, between Accredo Health Group, Inc. and Raptor Pharmaceuticals Inc.	10-Q	8/9/2013	10.1

10.8++	Pharmacy Services Agreement, dated April 3, 2013, between Accredo Health Group, Inc. and Raptor Pharmaceuticals Inc.	10-Q	8/9/2013	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Here with

10.9	Office Lease, dated April 18, 2013, between Hamilton Marin, LLC and Raptor Pharmaceutical Corp.	10-Q	8/9/2013	10.3

10.10	First Amendment to Office Lease, dated June 10, 2013, between Hamilton Marin, LLC and Raptor Pharmaceutical Corp.	10-Q	8/9/2013	10.4

10.11++	Amendment to Manufacturing Services Agreement, dated April 5, 2012, between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	10-Q	8/9/2013	10.5

10.12++	Second Amendment to Manufacturing Services Agreement, dated June 21, 2013, between Patheon Pharmaceuticals Inc. and Raptor Therapeutics, Inc.	10-Q	8/9/2013	10.6

10.13	Convertible Note Purchase Agreement, dated as of July 1, 2014, among Registrant, as Issuer, HealthCare Royalty Partners II, L.P., HCRP Overflow Fund, L.P. and MOLAG Healthcare Royalty, LLC, each as Holder, and the Guarantors party thereto	8-K	7/2/2014	10.1

10.14	Amended and Restated Loan Agreement, dated as of July 1, 2014, by and among Healthcare Royalty Partners II, L.P., Registrant and the Guarantors party thereto	8-K	8/21/2014	10.1

10.15	Third Amendment to License Agreement, dated as of March 1, 2013, between The Regents of the University of California and Raptor Pharmaceuticals, Inc.	10-K	3/2/2015	10.49

10.16	Fourth Amendment to License Agreement, dated as of December 16, 2013, between The Regents of the University of California and Raptor Pharmaceuticals, Inc.	10-K	3/2/2015	10.50

10.17++	Development and License Agreement, dated as of February 11, 2006, between PARI Pharma GmbH successor in interest to PARI GmbH, and Mpex Pharmaceuticals, Inc.	8-K	9/8/2015	10.1

10.18++	Commercial Supply Agreement, dated as of August 20, 2015, between Raptor Pharmaceutical Corp. and PARI Pharma GmbH	8-K	9/8/2015	10.2

10.19++	Letter Agreement, dated as of August 20, 2015, between Raptor Pharmaceutical Corp. and PARI Pharma GmbH	8-K	9/8/2015	10.3

10.20++	Form of Amendment No. 1 to Development and License Agreement, to be entered into by and between Raptor Pharmaceutical Corp. and PARI Pharma GmbH	8-K	9/8/2015	10.4

10.21	Sales Agreement, dated as of September 4, 2015, between Raptor Pharmaceutical Corp. and Cowen and Company, LLC	8-K	9/8/2015	10.1

10.22#	TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan	8-K	10/4/2006	10.1

10.23#	Form of Stock Option Agreement under TorreyPines Therapeutics, Inc. 2006 Equity Incentive Plan	8-K	10/4/2006	10.2

10.24#	2006 Equity Incentive Plan of Raptor Pharmaceutical Corp., as amended	S-8**	2/28/2007	4.3

10.25#	Amendment to 2006 Equity Incentive Plan of Raptor Pharmaceutical Corp.	10-K/A**	12/23/2008	10.5

10.26#	Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	DEF14A	2/5/2010	Appendix A

10.27#	2011 Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	S-8	4/26/2011	4.15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Here with

10.28#	Form of Option Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	9/28/2011	10.1

10.29#^	Form of Restricted Share Unit Award Agreement under the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	10-K	2/26/2016	10.29

10.30#	2013 Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	8-K	7/25/2013	10.1

10.31#	2015 Plan Amendment to the Raptor Pharmaceutical Corp. 2010 Stock Incentive Plan	DEF 14A	3/26/2015	Appendix A

10.32#	Raptor Pharmaceutical Corp. 2013 Employee Stock Purchase Plan	DEF 14A	06/17/2014	Appendix A

10.33#	Raptor Pharmaceutical Corp. 2014 Employment Commencement Stock Incentive Plan	10-K	3/2/2015	10.45

10.34#	Form of Stock Option Agreement under Raptor Pharmaceutical Corp. 2014 Employment Commencement Stock Incentive Plan	10-K	3/2/2015	10.46

10.35#	Amended and Restated Employment Agreement, dated as of July 7, 2014, by and between Julie Anne Smith and Raptor Pharmaceutical Corp	8-K	7/8/2014	10.1

10.36#	Executive Employment Agreement, dated as of October 21, 2014, by and between David Happel and Raptor Pharmaceutical Corp.	10-K	3/2/2015	10.47

10.37#	Executive Employment Agreement, dated as of January 2, 2015, by and between Michael Smith and Raptor Pharmaceutical Corp	8-K	1/7/2015	10.1

10.38#	Executive Employment Agreement, dated as of January 2, 2015, by and between Krishna Polu, M.D. and Raptor Pharmaceutical Corp.	10-K	3/2/2015	10.48

10.39#	Transition and Separation Agreement, dated as of July 15, 2015, by and between Thomas E. Daley and Raptor Pharmaceutical Corp.	8-K	7/17/2015	10.1

10.40#	Executive Employment Agreement, dated as of July 15, 2015, by and between Ashley Gould and Raptor Pharmaceutical Corp.	10-Q	11/5/2015	10.1

10.41#	Form of Executive Change in Control Severance Agreement	8-K	2/9/2016	10.1

21.1^	Subsidiaries of Raptor Pharmaceutical Corp.	10-K	2/26/2016	21.1

23.1^	Consent of Independent Registered Public Accounting Firm	10-K	2/26/2016	23.1

24.1^	Power of Attorney	10-K	2/26/2016	24.1

31.1	Certification of Julie Anne Smith, Chief Executive Officer and Director				X

31.2	Certification of Michael P. Smith, Chief Financial Officer and Treasurer				X

32.1	Certification of Julie Anne Smith, Chief Executive Officer and Director, and of Michael P. Smith, Chief Financial Officer and Treasurer				X

101.INS^	XBRL Instance Document	10-K	2/26/2016	101

**	Incorporated by reference from the indicated filing of Raptor Pharmaceuticals Corp. rather than that of the Registrant.
#	Indicates a management contract or compensatory plan or arrangement.
++	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC.
^	Filed with the Registrant's Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Novato, State of California.

RAPTOR PHARMACEUTICAL CORP.

Dated: April 29, 2016	By:	/s/ Michael Smith
Michael Smith
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No.1 to the registrant's annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

*			April 29, 2016
Julie A. Smith		Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Smith			April 29, 2016
Michael Smith		Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*			April 29, 2016
Gregg Lapointe		Chairman of the Board and Director

*			April 29, 2016
Raymond W. Anderson		Director

*			April 29, 2016
Suzanne L. Bruhn, Ph.D.		Director

*			April 29, 2016
Richard L Franklin, M.D., Ph.D.		Director

*			April 29, 2016
Georges Gemayel, Ph.D.		Director

*			April 29, 2016
Llew Keltner, M.D., Ph.D.		Director

*			April 29, 2016
Christopher M. Starr, Ph.D.		Director

* By:	/s/ Michael Smith
Michael Smith Attorney-in-Fact