Form 10-Q
period 2016-03-31
Raptor Pharmaceutical Corp
filed 2016-05-05
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 2, 2016, there were 85,306,787 shares of the registrant’s common stock outstanding.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPTOR PHARMACEUTICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$132,038	$157,352
Restricted cash	1,371	1,055
Accounts receivable	17,862	13,267
Inventories	9,596	6,424
Prepaid expenses and other assets	4,558	3,301
Total current assets	165,425	181,399
Noncurrent assets:
Property and equipment, net	7,594	7,644
Goodwill	12,223	12,223
Intangible assets, net	176,731	216,463
Other assets	1,994	1,761
Total Assets	$363,967	$419,490

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,857	$5,423
Accrued liabilities	23,639	22,630
Note payable, current portion	10,959	10,846
Total current liabilities	39,455	38,899
Noncurrent liabilities:
Contingent consideration liability	152,070	166,800
Deferred tax liability	615	303
Note payable, net of current portion	33,479	36,296
Convertible notes	60,000	60,000
Total liabilities	285,619	302,298

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 85,289,311 and 85,235,591 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	85	85
Additional paid-in capital	444,299	441,601
Accumulated other comprehensive loss	(1,334)	(1,377)
Accumulated deficit	(364,702)	(323,117)
Total stockholders' equity	78,348	117,192
Total Liabilities and Stockholders' Equity	$363,967	$419,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except shares and per share data)

	For the Three months Ended March 31,
	2016	2015
Product revenue	$27,470	$20,453
Cost of sales	4,331	3,722
Gross profit	23,139	16,731
Operating expenses:
Research and development	14,019	16,552
Selling, general and administrative	20,388	14,839
Impairment of IPR&D	39,600	—
Change in fair value of contingent consideration related to Quinsair acquisition	(14,730)	—
Total operating expenses	59,277	31,391
Loss from operations	(36,138)	(14,660)
Interest income	132	27
Interest expense	(5,018)	(4,498)
Foreign currency transaction loss	(213)	(476)
Adjustment to fair value of common stock warrants	—	(55)
Loss before provision for income taxes	(41,237)	(19,662)
Provision for income taxes	348	21
Net Loss	$(41,585)	$(19,683)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	43	(547)
Comprehensive Loss	$(41,542)	$(20,230)

Net loss per share:
Basic and diluted	$(0.49)	$(0.28)
Weighted-average shares outstanding:
Basic and diluted	85,255,212	69,140,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(41,585)	$(19,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,658	2,853
Fair value adjustment of common stock warrants	—	55
Amortization of intangible asset	132	60
Depreciation of property and equipment	373	302
Deferred income taxes	312	—
Amortization of debt issuance cost	295	302
Impairment of IPR&D	39,600	—
Change in fair value of contingent consideration related to Quinsair acquisition	(14,730)	—
Changes in assets and liabilities:
Accounts receivable	(4,559)	(3,395)
Inventories	(3,178)	4,817
Prepaid expenses and other assets	(1,336)	869
Accounts payable	(698)	(1,305)
Accrued liabilities	791	386
Net cash used in operating activities	(21,925)	(14,739)

Cash flows from investing activities:
Net purchase of property and equipment	(307)	(2,045)
Change in restricted cash	(316)	70
Net cash used in investing activities	(623)	(1,975)

Cash used in financing activities:
Proceeds from the exercise of common stock options and ESPP	41	2,185
Principal payments on debt	(3,000)	—
Net cash (used in) provided by financing activities	(2,959)	2,185
Effect of exchange rates on cash and cash equivalents	193	(547)
Net decrease in cash and cash equivalents	(25,314)	(15,076)
Cash and cash equivalents, beginning of period	157,352	149,613
Cash and Cash Equivalents, End of Period	$132,038	$134,537

Supplemental cash flow information:
Interest paid	$2,793	$2,869
Income taxes paid	85	120

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the financial position and results of operations of Raptor Pharmaceutical Corp. (the "Company" or "Raptor") and have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the periods presented. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements as of such date but does not include all disclosures required by GAAP.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Raptor is a biopharmaceutical company focused on developing and commercializing transformative treatments for people affected by rare and debilitating diseases.

The Company's first commercial product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules (“PROCYSBI”), received marketing approval from the U.S. Food and Drug Administration (“FDA”) on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older. On August 14, 2015, we received FDA approval for the expanded use of PROCYSBI to treat children two to six years of age with nephropathic cystinosis. In Europe, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission (“EC”), for marketing in the European Union (“EU”) as an orphan medicinal product for the management of proven nephropathic cystinosis. The EU marketing authorization allows the Company to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area or EEA). PROCYSBI received seven years of market exclusivity, through 2020 for patients six years and older as an orphan drug in the United States and ten years of market exclusivity, through 2023, as an orphan drug in Europe. Recently, PROCYSBI received orphan drug designation for the treatment of patients ages two years to six years, through 2022. The Company commenced commercial sales of PROCYSBI in the United States in June 2013 and in Europe in April 2014. For at least the near term, the Company's ability to generate revenue is primarily dependent upon sales of PROCYSBI in the United States for the management of nephropathic cystinosis in adults and children two years and older and in the EU for the management of proven nephropathic cystinosis.

In October 2015, the Company acquired various assets and rights related to levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating chronic lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. QUINSAIR is the first inhaled fluoroquinolone approved for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis 18 years old and older. QUINSAIR is not approved in the United States, and the Company may not market or commercialize QUINSAIR in the United States for any indication unless it receives FDA approval, which it may not be able to obtain.

The Company is subject to a number of risks, including: the level of commercial sales of PROCYSBI in the United States and Europe; the ability to successfully launch PROCYSBI in other international markets; the ability to successfully launch and commercialize QUINSAIR in Europe and Canada; uncertainty whether the Company's research and development efforts will result in expanded labeling for PROCYSBI and additional commercialization for RP103 or MP-376 in various indications or additional commercial products; competition from other organizations; reliance on other entities for manufacturing; reliance on licensing the proprietary technology of others; uncertain patent protection; and the need to raise capital through equity and/or debt financings. Funding may not be available when needed, if at all, or on terms acceptable to the Company. If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

Basis of Presentation

The Company's consolidated financial statements include the accounts of the Company's direct and indirect wholly owned subsidiaries, Raptor Pharmaceuticals Inc., formerly known as Raptor Therapeutics Inc. which merged with Raptor Discoveries Inc. in

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Fair Value of Financial Instruments and Contingent Consideration Liability

The carrying amounts of certain of the Company's financial instruments including cash equivalents, restricted cash, accounts payable, accrued liabilities, and capital lease liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds, with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. As of March 31, 2016, the Company had $132 million in cash and cash equivalents, of which $5.6 million was held by its foreign subsidiaries.

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Revenue Recognition

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

PROCYSBI is currently available for U.S. distribution from the Company's U.S. specialty pharmacy partner, the Accredo Health Group, Inc. ("Accredo") which is currently the Company's only U.S. customer and ships directly to patients. The Company's distributor in the EU is the Almac Group, Ltd. PROCYSBI is not available in U.S. retail pharmacies. Authorization of coverage by patients' commercial insurance plans, Raptor's patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients. The Company is able to reasonably estimate and determine sales allowances; therefore the Company recognizes PROCYSBI revenue in the United States at the point of sale to the specialty pharmacy. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by the distributor on the Company’s behalf.

The Company records revenue net of expected discounts, distributor fees, and rebates, including government rebates such as Medicare and Medicaid in the United States. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payor and payor mix information, which is known in the United States at the time of shipment to the distributor and in Europe at the time of shipment to the pharmacy, and the government-mandated discount rates applicable to government-funded programs. The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life.

Products that have been approved by the FDA or other regulatory authorities are also used in clinical programs, to assess the safety and efficacy of the products for usage in diseases or patients that have not been approved by the FDA or other regulatory authorities. The forms of PROCYSBI and QUINSAIR that are utilized for both commercial and clinical programs are identical and, as a result, the inventory has an “alternative future use” as defined in authoritative accounting guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and/or no longer can be used for commercial purposes and, therefore, does not have an “alternative future use.”

Upon launching PROCYSBI in June 2013 in the United States and in April 2014 in the EU, the Company began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; inventory variance amortization; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego (“UCSD”).  QUINSAIR is approved in the EU and Canada and marketing commenced in Germany and Denmark in April 2016.

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Debt Issuance Costs

Debt issuance costs are expenses associated with the issuance of the loan agreements with HealthCare Royalty Partners ("HC Royalty") and the convertible notes. Debt issuance costs which were capitalized are being amortized over the life of the respective debt to interest expense using the interest method. Debt issuance costs are presented as a reduction in the carrying amount of notes payable on the Company’s condensed consolidated balance sheets.

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

	Three months Ended March 31,
	2016	2015
Warrants to purchase common stock	—	334,764
Options to purchase common stock	9,573,631	9,663,956
Restricted stock unit awards outstanding	820,005	212,980
Convertible debt	3,428,571	3,428,571
Total Potentially Dilutive Securities	13,822,207	13,640,271

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements. The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of March 31, 2016, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

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

Disclosure of Change in Accounting Policy and Retroactive Restatement Disclosure

As of January 1, 2016, the Company adopted the provisions of Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. Adoption of this accounting standard update requires retroactive application by restating the financial statements of all prior periods presented.

The Company has adopted this standard as management believes this presentation more accurately reflects the costs of borrowing for arrangements in which debt issuance costs are incurred. The implementation resulted in the decrease of assets and debt liabilities of $3.6 million  and $3.9 million as of March 31, 2016 and December 31, 2015, respectively. This restatement only impacted the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. See Notes 8 and 9 of “Notes to Consolidated Financial Statements” for more information on the unamortized debt issuance costs related to the Company's debt.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective for the Company in the first quarter of 2017 and is to be

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases, which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 will be effective for the Company in the first quarter of 2019, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for the Company in the first quarter of 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the quarter ended March 31, 2016.  The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)
March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$118,792	$—	$—	$118,792
Total	$118,792	$—	$—	$118,792

Liabilities
Contingent consideration liability	$—	$—	$152,070	$152,070
Total	$—	$—	$152,070	$152,070

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$147,007	$—	$—	$147,007
Total	$147,007	$—	$—	$147,007

Liabilities
Contingent consideration liability	$—	$—	$166,800	$166,800
Total	$—	$—	$166,800	$166,800

(1)	Cash equivalents represent the fair value of the Company’s investments in money market funds at March 31, 2016 and December 31, 2015.

The following tables present a reconciliation of the Company’s recurring fair value measurements categorized within Level 3 of the fair value hierarchy. See Note 10 for additional information regarding the fair value of the contingent consideration liability.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Common Stock Warrants

	Three Months Ended March 31,
(In thousands)	2016	2015
Beginning fair value	—	$711
Change in fair value recognized in earnings	—	55
Exercises	$—	$—
Ending Fair Value	$—	$766

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Contingent Consideration Liability

(In thousands)
Balance as of December 31, 2015	$166,800
Fair value adjustment	(14,730)
Balance as of March 31, 2016	$152,070

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

3. INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods related to the manufacture of PROCYSBI and QUINSAIR. Raw materials include the active pharmaceutical ingredients (“API”), cysteamine bitartrate and Levofloxacin, for PROCYSBI and QUINSAIR, respectively. Work-in-process includes third party manufacturing and associated labor costs relating to the Company's personnel directly involved in the production process of both products. Also included in inventories are raw materials that may be used for clinical trials, which are charged to research and development (“R&D”) expense when consumed.

The following table summarizes the components of inventories.

	March 31,	December 31,
(In thousands)	2016	2015
Raw materials	$3,153	$2,681
Work-in-process	2,621	1,824
Finished goods	3,822	1,919
Total Inventories	$9,596	$6,424

4. PROPERTY AND EQUIPMENT

The following table presents the components of property and equipment and their estimated useful lives.

	March 31,	December 31,	Estimated
(In thousands)	2016	2015	useful lives
Manufacturing equipment	$4,342	$4,262	10 years
Office furniture	2,332	2,344	7 years
Laboratory equipment	1,768	1,721	5 years
Computer hardware and software	1,572	1,364	3 years
Leasehold improvements	586	583	Lease term
Total at cost	10,600	10,274
Less: accumulated depreciation	(3,006)	(2,630)
Total Property and Equipment, Net	$7,594	$7,644

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $373 thousand and $302 thousand, respectively.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

5. NET PRODUCT REVENUES BY GEOGRAPHIC REGION AND BY SIGNIFICANT CUSTOMERS

Net product revenues by Geographic Region

	For Three Months Ended March 31,
(In millions)	2016	2015

United States	$25.3	$19.3
International	2.2	1.2
Total Net Product Revenues by Geographic Region	$27.5	$20.5

Net Product Revenues by Significant Customer

Sales to our significant customer, Accredo Health Services, totaled $25.3 million, or 92% for March 31, 2016 and $19.3 million, or 94.2% for March 31, 2015 of net product revenue.

6.  GOODWILL AND INTANGIBLE ASSETS

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

In April 2013, the Company announced that the FDA has approved PROCYSBI (cysteamine bitartrate) delayed release capsules for the management of nephropathic cystinosis in adults and children 6 years and older. Subsequently, the Company announced that the EC has approved PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate) as an orphan medicinal product for the management of proven nephropathic cystinosis for marketing in the EU. In conjunction with these approvals, the Company paid milestone payments to UCSD during the second and third quarters of 2013 of $0.8 million and $0.5 million, respectively, pursuant to this license, which were capitalized as intangible assets.

In October 2015, the Company acquired the intellectual property and other rights to develop QUINSAIR for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis that has received marketing approval in Europe and Canada. The fair value of the intangible assets at the time of acquisition was approximately $213.8 million.  In addition, the purchase agreement provides for contingent payments of up to $350 million associated with development, regulatory and commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty on future global net sales.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

A summary of intangible assets acquired is as follows:

	Useful Life	March 31,	December 31,
(In thousands)	(Years)	2016	2015
IPR&D QUINSAIR	Indefinite	$171,000	$210,600
Developed technology - QUINSAIR	11.0	3,200	3,200
IP license for RP103 related to the Encode merger	20.0	2,620	2,620
UCSD license - FDA and EC approval milestones	14.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		178,310	217,910
Less accumulated amortization		(1,579)	(1,447)
Intangible Assets, Net		$176,731	$216,463

The intangible assets related to the QUINSAIR developed technology are being amortized over an estimated useful life of 11 years, which is the life of the intellectual property patents. The intangible assets related to RP103 are being amortized over an estimated useful life of 20 years, which is the life of the intellectual property patents. The 14 year estimated useful life for the FDA and EMA approval milestones is based upon the typical development, approval, marketing and life cycle management timelines of pharmaceutical drug products. Other intangible assets are being amortized using the straight-line method over an estimated useful life of 16 years, which is the life of the intellectual property patents. The above definite-lived intangibles do not have any residual value beyond the assets’ useful lives.

The QUINSAIR IPR&D will continue to be evaluated on a quarterly basis.  During the three months ended March 31, 2016, the Company recognized an impairment in the QUINSAIR IPR&D of $39.6 million related to revisions of its clinical plans (See Note 10). During the three months ended March 31, 2016 and 2015, the Company amortized approximately $132 thousand and $60 thousand of intangible assets, respectively.

Amortization expense for intangible assets for each of the next five years is expected to be as follows:

(In thousands)	Amortization Expense
2016 (remaining 9 months)	$397
2017	529
2018	529
2019	529
2020	529

The Company tested the carrying value of goodwill for impairment as of December 31, 2015 and determined that there was no impairment.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

7. ACCRUED LIABILITIES

Accrued liabilities consisted of:

	March 31,	December 31,
(In thousands)	2016	2015
Personnel-related costs	$6,014	$7,601
Rebates and other sales deductions	2,738	2,833
Clinical trials and research and development costs	3,053	2,076
License royalty payable	2,491	1,951
Royalty-based interest payable	1,511	1,410
Manufacturing costs	2,115	1,577
Deferred rent	1,082	1,086
Travel	998	213
Business development & legal costs	822	1,030
Other	2,815	2,853
Total Accrued Liabilities	$23,639	$22,630

The roll forward of significant estimated accrued rebates, reserve for cash discounts and product returns for the period ended March 31, 2016 and December 31, 2015 were as follows:

	Beginning Balance	Provision for Current Period Sales	Provision for Prior Period Sales	Actual Returns/ Credits Related to Current Period Sales	Actual Returns/ Credits Related to Prior Period Sales	Outstanding Balance
March 31, 2016
Accrued rebates	$2,538	$2,566	$—	$(18)	$(2,644)	$2,442
Reserve for cash discounts	258	573	—	(229)	(258)	344
Product returns	296	—	—	—	—	296
December 31, 2015
Accrued rebates	$2,935	$6,250	$239	$(3,712)	$(3,174)	$2,538
Reserve for cash discounts	215	1,821	41	(1,563)	(256)	258
Product returns	296	—	—	—	—	296

The Company accrued approximately $2.4 million and $2.5 million for estimated rebate payments at March 31, 2016 and December 31, 2015, respectively. The Company evaluates its historical rebate payments by product as a percentage of historical sales in order to estimate its accrued rebates in proportion to revenue. Management has determined that a one-year look back represents a reasonable approach for assessing its rebate liabilities, and as of March 31, 2016 believes that it has adequately reserved for known and potentially unknown incurred rebates.

The Company accrued approximately $0.3 million and $0.3 million for the estimated cost of prompt-payment discounts at March 31, 2016 and December 31, 2015, respectively. These amounts are estimated based upon payment terms with each of the Company’s customers.

The Company considered the need for a reserve for possible product returns sold during the periods ended March 31, 2016 and December 31, 2015, respectively.  The Company determined an allowance of $0.3 million at March 31, 2016 and December 31, 2015, respectively, was necessary for possible product returns from its distributor. These amounts are estimated based upon the timing and history of similar product sales in the pharmaceutical industry. As of March 31, 2016, no products had been returned.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

In July 2014, the Company entered into an amended and restated loan agreement with HC Royalty which revised the terms of the 2012 loan agreement between the Company and HC Royalty, and also provided for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues in a calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50 million of revenue and 2.0% on revenue in excess of $50 million. The first quarterly principal payment of $3 million was due in June 2015. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and the Company’s obligation to make payments thereunder shall terminate immediately when all payments received by HC Royalty equal $120.0 million.

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

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI. Interest expense on the loan, excluding amortization of debt issuance costs, for the three months ended March 31, 2016 and 2015 was approximately $3.5 million and $3.0 million, respectively.

The following table presents contractual principal payments of the note payable at March 31, 2016.

(In thousands)	Note Principal Payments
2016 (remaining 9 months)	$9,000
2017	12,000
2018	12,000
2019	12,000
2020	3,000
Total	$48,000

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Unamortized debt issuance costs on the loan agreement totaled $1.4 million and $1.5 million at March 31, 2016 and December 31, 2015, respectively. Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

Interest expense on convertible notes, excluding amortization of debt issuance costs, was $1.2 million for the three months ended March 31, 2016 and March 31, 2015. Unamortized debt issuance costs on these convertible notes totaled $2.2 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively. Amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

10. BUSINESS COMBINATION

(a) Acquisition of QUINSAIR

Acquisition Overview

On October 5, 2015, the Company completed the acquisition of QUINSAIR from Tripex. The Company acquired exclusive global rights and assets to develop, manufacture and commercialize QUINSAIR, a levofloxacin solution for inhalation. At closing, the Company paid Tripex approximately $35.4 million in cash consideration, subject to a deduction for payment of costs for representations and warranties insurance, and an amount to be held in escrow, and issued to Tripex 3,448,001 shares of Raptor common stock. In addition, the purchase agreement provides for contingent payments of up to $350 million associated with development, regulatory and commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty on future global net sales. The Company has single-digit royalty and contingent obligations to two additional parties involved in QUINSAIR’s development.

Consideration transferred

The acquisition-date fair value of the consideration transferred consisted of the following items:

(In thousands)
Cash consideration	$35,370
Stock consideration	20,860
Contingent consideration	166,800
Total purchase consideration	$223,030

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

The Company estimated the acquisition date fair value of the contingent consideration payable of $166.8 million on October 5, 2015 has been calculated on a discounted and probability adjusted basis. The gross amount is payable upon the achievement of specified development, regulatory approval, sales-based milestone events or financial results. The model used in valuing this contingent consideration liability requires the use of significant estimates and assumptions including but not limited to:

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

Goodwill

Goodwill presented above of $8.9 million represents the difference of the QUINSAIR total purchase consideration of $223.0 million minus the net assets acquired of $214.1 million. This goodwill includes benefits that the Company believes will result from the know-how associated with the QUINSAIR compound for the impending commercial launch and future product development. In accordance with applicable GAAP, the Company will not amortize goodwill though it will be subjected to annual impairment testing. This goodwill is not deductible for income tax purposes.

QUINSAIR IPR&D and Contingent Consideration Liability Fair Value as of March 31, 2016 and December 31, 2015

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The QUINSAIR IPR&D and Contingent Consideration Liability will continue to be evaluated on a quarterly basis.  During March 2016, the Company revised its clinical development plans for MP-376 for the Bronchiectasis (BE) and Nontuberculous Mycobacteria (NTM) indications, the programs which drive the majority of the fair value of the IPR&D intangible assets balance related to the QUINSAIR acquisition. The revisions to the clinical development plans were a result of the following:

-	increased and further assessment of possible development plan options from external clinical advisory boards, external consultants, and internal clinical teams; and

-	strategic consideration and related reduction of the Company’s near-term operating cash expenditures and a prioritization of those programs or strategies that could have more near-term data readouts.

As a result of these revisions the tables below represent the change in fair values for IPR&D and Contingent Consideration Liability:

In-Process Research and Development

(In thousands)
Balance as of December 31, 2015	$210,600
Impairment loss recognized in earnings	(39,600)
Balance as of March 31, 2016	$171,000

Contingent Consideration Liability

(In thousands)
Balance as of December 31, 2015	$166,800
Change in fair value recognized in earnings	(14,730)
Balance as of March 31, 2016	$152,070

11. CAPITAL STRUCTURE

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

On September 4, 2015, the Company entered into a new ATM sales agreement, with Cowen, under which the Company may, at its discretion, sell its common stock with a sales value of up to a maximum of $75.0 million through ATM offerings on the NASDAQ Stock Market (the “2015 Sales Agreement”). Cowen is the sole sales agent for any sales made under the 2015 Sales Agreement, and the Company will pay Cowen a commission, or allow a discount, for its services in acting as agent in the sale of our common stock of up to 3.0% of the gross sales price per share of all shares sold through it as agent under the 2015 Sales Agreement. The common stock will be sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices will vary. There have been no shares sold under the 2015 Sales Agreement and $75.0 million was available for issuance under the 2015 Sales Agreement at March 31, 2016.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

12.  STOCK-BASED COMPENSATION

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

On May 19, 2015, at the Company’s Annual Meeting of Stockholders, the stockholders approved amendments to the Company’s 2010 Stock Incentive Plan. These amendments were previously approved by the Company’s Board of Directors in February 2015. Among other things, the 2015 Plan Amendment increased the share reserve available for issuance under the 2010 Stock Incentive Plan by 3,456,620 to an aggregate of approximately 15.4 million shares plus any shares which are subject to awards under the 2014 Commencement Plan which are forfeited or lapse unexercised and which are not issued under the 2014 Commencement Plan, all of which may be used for any form of award under the 2010 Stock Incentive Plan. Following the approval of the 2015 Plan Amendment by the Company’s stockholders, no new equity grants will be made under the 2014 Commencement Plan.

During the three months ended March 31, 2016 and 2015, the Company received approximately $0.04 million and $2.2 million, respectively, from the exercise of stock options. At March 31, 2016, there were 2,553,867 shares remaining available for issuance under the 2010 Stock Incentive Plan.

The Company recorded employee stock-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cost of goods sold	$120	$32
Research and development	590	584
General and administrative	1,948	2,237
Total Stock-Based Compensation Expense	$2,658	$2,853

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

	For Three Months Ended
	March 31,2016
	Option Shares	Weighted- average Exercise Price
Beginning balance	8,790,474	$8.49
Granted	1,436,631	3.83
Exercised	(15,773)	2.57
Canceled	(637,701)	10.15
Outstanding Balance at Year End	9,573,631	7.69

Restricted Stock Units

At March 31, 2016, there were 820,005 restricted stock units (“RSUs”) outstanding. There were 450,426 RSUs granted, 38,523 vested/distributed, and 40,675 RSUs forfeited related to employee departures during the three months ended March 31, 2016. During the twelve months ended December 31, 2015, there were 509,967  RSUs granted, 10,044 RSUs distributed, and 51,146 shares forfeited. Unvested RSUs at March 31, 2016 vest through 2020.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows a maximum of 1,000,000 shares of common stock to be purchased in aggregate for all employees. At March 31, 2016, 162,498 shares had been purchased, and there remained a negligible amount of uninvested employee contributions in the ESPP. As of March 31, 2016, there were approximately 837,502 shares reserved for future issuance under the ESPP.

13. INCOME TAXES

We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $0.3 million and $0.02 million for the three months ended March 31, 2016 and 2015, respectively. Our ETR differs from the U.S. federal statutory tax rate of 34% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.

We recognize excess tax benefits associated with share-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, we follow the with-and-without approach, excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to us. We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

14. COMMITMENTS AND CONTINGENCIES

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

regulatory filings in cystinosis. To the extent that the Company fails to perform any of its obligations under the license agreement, then UCSD may terminate the license or otherwise cause the license to become non-exclusive.

Quinsair Contingent Consideration Liability

The Quinsair purchase agreement provides for contingent payments of up to $350 million associated with development, regulatory and commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty on future global net sales.

Leases

In January 2016, the Company entered into a four-year lease for additional office space in South San Francisco.  The Company took occupancy of such facilities in February 2016.  The Company will record such rent on a straight-line basis.

In April 2013, the Company executed a seven-year lease for its corporate office facilities in Novato, California. The Company took occupancy of such facilities at the end of June 2013. On June 10, 2013, the Company amended the lease to add space to accommodate its research laboratory ad relocated to this space in July 2014. The Company records such rent on a straight-line basis.

In October 2014, the Company executed a three-year lease for its European sales, marketing and administrative headquarters in Utrecht, Netherlands. The Company records such rent on a straight-line basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2016, and the notes to such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  All references to the “Company," "we," "our" and "us" include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc., Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

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

Our first commercial product, PROCYSBI, received marketing approval from the FDA in April 2013 for the management of nephropathic cystinosis in adults and children six years and older with seven years of market exclusivity, through 2020, for patients six years and older. Recently, PROCYSBI received orphan drug designation from the FDA for the treatment of patients ages two years to six years, through 2022. In Europe, PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a marketing authorization in September 2013 from the EC as an orphan medicinal product for the management of proven nephropathic cystinosis in the EU. The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area, or EEA). PROCYSBI received seven and ten years of market exclusivity due to its designation as an orphan drug in the United States and the EU, respectively. We achieved first commercial sales of PROCYSBI in the United States in June 2013 and in the EU, specifically in Germany, in April 2014.

In October 2015, we acquired various assets and rights related to levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating chronic lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. QUINSAIR is the first inhaled fluoroquinolone approved for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis 18 years old and older. In April 2016, we launched QUINSAIR in Germany and Denmark, and plan to  launch QUINSAIR in additional countries in Europe in the first half of 2016 and anticipate launchingin Canada  in the second half of 2016. We also plan to initiate a Phase 2 study for MP-376 in non-cystic fibrosis bronchiectasis in 2016. QUINSAIR is not approved in the United States, and we may not market or commercialize QUINSAIR in the United States for any indication unless we receive FDA approval, which we may not be able to obtain.

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

Future Activities

Over the remainder of the fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the United States and Europe and continuing to provide comprehensive reimbursement and adherence support to commercial cystinosis patients in the United States; launching or providing access to PROCYSBI in other countries in the EEA and other select countries around the world; conducting a clinical trial to evaluate PROCYSBI in cysteamine-naïve cystinosis patients, as well as other supporting trials in underdeveloped markets; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; regulatory pathways and/or clinical trials of RP103 for the potential treatment of HD while exploring potential non-dilutive funding and partnership opportunities; launching of QUINSAIR in Europe in 2016 and potentially launching in Canada in the second half of 2016; preparing to pursue clinical programs in non-cystic fibrosis bronchiectasis; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; seeking additional business development partners for one or more of our product candidates; and developing new preclinical, clinical and or commercial opportunities, including novel proprietary product candidates, technologies or products identified and acquired through business development activities.

Results of Operations – Three Months Ended March 31, 2016 and 2015

Revenue

The first U.S. sales of PROCYSBI commenced in June 2013. The first European sales of PROCYSBI commenced in April 2014. For the three months ended March 31, 2016 and 2015, we recognized $27.5 million and $20.5 million, respectively, in PROCYSBI net product sales for each region.  The increase of $7.0 million or 34%, was primarily attributable to continued market penetration of PROCYSBI worldwide.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 and 2015 were $4.3 million and $3.7 million, respectively, which was primarily attributable to an increase in revenues for the period, which yielded higher direct costs and royalty expenses. Cost of sales primarily includes: raw materials and manufacturing costs for our commercial product PROCYSBI, amortization of licensing milestone payments, royalty fees due to UCSD on our net product sales, other indirect costs such as distribution, labeling, shipping and supplies, and provision for inventory expiration. Costs capitalized as inventory are expensed as cost of sales as product is sold.

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

Research and development expenses decreased approximately 16% to $14.0 million for the three months ended March 31, 2016 from $16.6 million during the three months ended March 31, 2015. The $2.6 million decrease was primarily due to reductions in clinical trial expenses.

Detail of Research and Development Expenses

	For Three Months Ended March 31,
(In millions)	2016	Change from 2015, %	2015	Change from 2014, %
RP103:
Cystinosis (pre-commercial and extension)	$4.8	26%	$3.8	3%
HD (clinical)	1.0	100%	0.5	0%
NASH (clinical)	(0.3)	-143%	0.7	75%
Preclinical programs	—		0.5	-17%
Mitochondrial	1.0		—
Cystic fibrosis	3.3		—
Discovery	0.7		—
Other programs	0.4	-43%	0.7	17%
Process and manufacturing development	—		4.6
R&D personnel and other costs not allocated to programs	3.1	-47%	5.8	57%
Total Research and Development Expenses	$14.0	-16%	$16.6	75%

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include commercial expenses related to marketing and sales operations in the United States and EU, including marketing and pricing studies, advertising, sales force commissions and other expenses, and market access support activities; commercial launch expenses for QUINSAIR, including patient support activities such as reimbursement assistance and establishing a customer relationship management system for our PROCYSBI sales team, and salaries and benefits for our commercial operations; intellectual property, legal and audit fees, finance, executive expenses; and other administrative and facilities costs.

Selling, general and administrative expenses increased approximately 37% to $20.4 million for the three months ended March 31, 2016 from $14.8 million in the three months ended March 31, 2015. The $5.6 million increase was primarily attributable to an increase in marketing and trade show expenses of $1.8 million, compensation related expenses of $2.1 million, professional fees including legal fees of approximately $0.8 million and increased consulting fees of approximately $0.7 million.Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 was $5.0 million and $4.5 million, respectively. Interest expense consisted primarily of interest on the debt principal outstanding of $60 million of convertible notes and interest payable pursuant to our note with HC Royalty.

Adjustment to the Fair Value of Common Stock Warrants

The adjustment to the fair value of common stock warrants was a loss of $55,000 for the three months ended March 31, 2015. The loss for the three months ended March 31, 2015 was due primarily to an increase in stock price in the first quarter of 2015. All warrants had been exercised or were expired as of December 31, 2015.

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

PROCYSBI is currently available for U.S. distribution from our U.S. specialty pharmacy partner, the Accredo Health Group, Inc. (“Accredo”) which is currently our only U.S. customer and ships directly to patients. Our commercial launch in the EU commenced in April 2014, with the Almac Group, Ltd. as our distributor. PROCYSBI is not available in U.S. retail pharmacies. Revenue was recognized in the United States at the point of sale to the specialty pharmacy. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by our distributor on our behalf.

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

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price, with cost determined on a first-in, first-out basis. Inventories for both PROCYSBI and QUINSAIR are reviewed periodically to identify slow-moving inventory based on sales activity, both projected and historical, as well as product shelf-life. Prior to the approval of PROCYSBI by the FDA on April 30, 2013 and in Europe, prior to EC approval on September 6, 2013, we recorded the purchase of raw materials and the manufacturing costs relating to PROCYSBI as research and development expense. Subsequent to FDA and EC approval, we began capitalizing these costs and manufacturing overhead as commercial inventory. Upon launching PROCYSBI in mid-June 2013 in the United States and April 2014 in the EU, we began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to UCSD. QUINSAIR was approved in the EU and Canada in 2015.  We began marketing QUINSAIR in Germany and Denmark in April 2016 and plan to  launch QUINSAIR in additional countries in the EU in 2016, and anticipate its potential launch in Canada  in the second half of 2016.

Note Payable

Note payable consists of loan agreements with HC Royalty as lender, totaling $60 million. In July 2014, we modified our original December 2012 loan agreement with HC Royalty as lender, under which we borrowed $50 million in two $25 million tranches received in December 2012 and May 2013, to provide for an additional $10 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues, including PROCYSBI, in a calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50 million of revenue and 2.0% on revenue in excess of $50 million. The first loan principal payment of $3 million per quarter was paid in June 2015 and principal payments continue at that rate for the term of the loan. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and our obligation to make payments thereunder shall terminate immediately when all payments received by HC Royalty equal $120 million.

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

QUINSAIR IPR&D and Contingent Consideration Liability are evaluated on a quarterly basis.  During March 2016, we revised our clinical plan for MP-376 in BE and NTM which resulted in an impairment in IPR&D and a change in the fair value of the Contingent Consideration Liability (See Note 10).

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

Common Stock Warrant Liabilities

We previously issued common stock warrants that contained conditional obligations that may have required us to transfer cash to settle the warrants upon the occurrence of certain fundamental transactions. Therefore, we classified such warrants as liabilities. At each reporting period, we re-measured the common stock warrant liability at the end of every reporting period with the change in value reported in our condensed consolidated statements of operations and comprehensive loss. At the exercise date, the fair values of these warrants were re-measured and reclassified to equity. As of December 31, 2015, all common stock warrants had been exercised or expired.

Stock-Based Compensation

Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behavior.

We based our Black-Scholes inputs on the following factors: the expected life of six years was based upon our assessment of the ten-year term of the stock options issued, along with the fact that we have been a commercial company since June 2013 and as a result, more option holders have been exercising stock options; the risk-free interest rate was based on current constant maturity treasury bill rates for six years; the volatility was based on a combination of the actual annualized volatility of our common stock price as quoted on The NASDAQ Global Select Market since the closing of our merger with Raptor Pharmaceuticals Corp. on September 30, 2009 and of annualized volatility of peer companies; the forfeiture rate was based on our assessment of our historical employee turnover; and the dividend rate was based on our current decision to not pay dividends on our stock at our current corporate stage of development. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted. See Note 12 of our consolidated financial statements for a further discussion of our accounting for stock-based compensation.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination. We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers. As of March 31, 2016, we had identified no uncertain tax positions.

We file U.S. Federal, California, various other state and other income tax returns and various foreign country income tax returns. We are currently not subject to any income tax examinations. Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Liquidity and Capital Resources

Capital Resource

As of March 31, 2016, we had $132.0 million in cash and cash equivalents, of which $5.6 million is held by our foreign subsidiaries, $39.5 million in current liabilities and $125.9 million of net working capital. During the year ended December 31, 2015, we completed a public offering of 10.925 million shares of our common stock for net proceeds of $92.0 million, raised $0.3 million net proceeds from warrant exercises and $7.5 million net proceeds from stock option exercises and our employee stock purchase plan. We believe that our cash balance will be sufficient to meet our projected operational requirements and obligations into 2018.

	March 31,	December 31,
	2016	2015
	(in thousands, except financial metrics data)
Cash and cash equivalents	$132,038	$157,352
Restricted cash	$1,371	$1,055
Accounts receivable, net	$17,862	$13,267
Total current assets	$165,425	$181,399
Total current liabilities	$39,455	$38,899
Working capital surplus (a)	$125,970	$142,500
Days sales outstanding (“DSO”) (b)	59	60
Current ratio (c)	4.2	4.7

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the first quarter multiplied by 91 days.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash Used In Operating Activities

Cash used in operating activities was $21.9 million for the quarter ended March 31, 2016 as compared to $14.7 million for the same period in 2015.  The activity for 2016 was primarily attributable to a net loss of $41.6 million adjusted for non-cash items consisting of impairment of intangible assets of $39.6 million, stock-based compensation expense of $2.7 million and depreciation and amortization of $0.8 million offset by a decrease in fair value of contingent consideration of $14.7 million and $9.0 million of net cash outflow related to changes in operating assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.6 million in the quarter ended March 31, 2016 consisting of $0.3 million for the purchase of property and equipment and an increase in restricted cash of $ 0.3 million. This was compared to cash used in investing activities of $2.0 million for the same period in 2015.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3.0 million for the quarter ended March 31, 2016 which consisted of principal payments on debt as compared to $2.2 million in cash provided by financing activities for the same period in 2015.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt to fund our operations and to, among other activities, continue to commercialize PROCYSBI, to commercializeQUINSAIR and to develop RP103 and MP-376 for the potential treatment of other indications. Our future capital requirements may be substantial, and will depend on many factors, including:

•	The continuing sales of PROCYSBI in the United States, Europe and other international markets;
•	The success of the launch of QUINSAIR in Europe and potentially in Canada;
•	The ongoing costs of establishing and maintaining sales and marketing capabilities in the United States, Europe and other international markets for PROCYSBI and QUINSAIR;
•	Our ability to negotiate reimbursement and pricing of PROCYSBI and QUINSAIR in various countries outside of the United States;
•	The cost of our manufacturing-related activities in support of PROCYSBI, QUINSAIR, MP-376 and RP103;
•	The cost of activities and outcomes related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;
•	The cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in non-U.S. and non-European countries and for MP-376 in the United States;
•

The timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for HD;; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;

•	The cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials of MP-376 in non-CF BE ;
•	;
•	The cost of filing, continuing surveillance, prosecuting, defending and enforcing existing or new patent claims;and
•	The outcome of our efforts to strategically partner RP103 for HD and the future efforts to strategically partner or out-license one or more of our other candidates.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us or at all.

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research, clinical and commercial manufacturing of PROCYSBI and clinical manufacturing for our HD  clinical collaborations and our clinical study of RP103 in Leigh syndrome and other mitochondrial disorders.  Our contractual obligations have not materially changed during the three months ended March 31, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016 as amended by Amendment No. 1 to our Annual Report on form 10-K, filed with the SEC on April 29, 2016.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks during the three months ended March 31, 2016 have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, as amended by Amendment No. 1 to our Annual Report on form 10-K, filed with the SEC on April 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level .

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations in any control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not subject to any material legal proceedings.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before deciding whether to invest in our common stock, you should consider carefully the risk factors described below, together with the other information contained in this Quarterly Report on Form 10-Q and other documents we file with the SEC and any public announcements we make from time to time. If any of these risks actually occur, it may materially harm our business, financial condition, operating results or cash flow. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition and could result in a complete loss of your investment.

Risks Associated with Commercialization and Product Development

Our revenues currently depend on the success of our  first  commercial drug product, PROCYSBI, for the management of nephropathic cystinosis and our recently launched product, QUINSAIR, for the treatment of Pseudomonas aeruginosa in cystic fibrosis.

To date, our net revenue and operating results have substantially depended on PROCYSBI's commercial success. We have marketing authorization to commercializePROCYSBI for the management of nephropathic cystinosis in adults and children two years and older in the United States and. for the treatment of proven nephropathic cystinosis in the European Economic Area (“EEA”).  We have marketing authorization to commercialize QUINSAIR for the treatment of Pseudomonas aeruginosa in adult cystic fibrosis patients in Canada and Europe and commenced sales of QUINSAIR in Germany and Denmark in April 2016. We have no assurance of securing reimbursement or subsequently launching PROCYSBI or QUINSAIR in additional countries in the EEA, nor do we have any assurance of securing reimbursement for QUINSAIR in Canada at levels adequate to ensure successful commercialization in that market. QUINSAIR is not approved for marketing for any indication in the United States. We believe that our results of operations and, in particular, our net product sales  will affect the trading price of our common stock substantially. If our product  sales do not meet market expectations, our stock price may significantly decrease.

Our ability to successfully commercialize our current and any other future drug products will depend on multiple factors, including:

•	our ability to provide acceptable evidence of the safety and efficacy of our products;
•	compliance with regulatory requirements, including fulfilling post-approval commitments;
•	our ability to obtain approval by regulatory agencies in other countries, including appropriate product labeling;
•	the effect of current and future healthcare laws;
•	the manufacture and supply of adequate quantities of our products in compliance with current good manufacturing practices as needed to meet commercial demand;
•	the ongoing availability of a sufficient supply of base units, nebulizers and hand-held devices used for the administration of QUINSAIR and which are obtained from a single source supplier;
•	adequate coverage and reimbursement for our products from commercial health plans and government health programs, which we refer to collectively as “third-party payors”;
•	our ability to obtain acceptable prices in EEA countries and other select territories, including acceptable reimbursement at the territory-specific price;
•	limitations or warnings currently contained in or as may later be required in approved labeling and the breadth of product labeling or product insert requirements;
•	our ability to enter into agreements with wholesalers, distributors and pharmacies on commercially reasonable terms; and
•	the protection, development and maintenance of intellectual property and other commercial product protection for our products.

If we fail to grow sales of PROCYSBI,  to successfully continue to launch and increase sales of  QUINSAIR or to successfully develop and commercialize  future products within a reasonable time period, we will have significantly reduced financial resources and will be unable to fully execute our business plans, and our results of operations and financial condition will be materially adversely affected.

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

Our current and any future drug products may not attain or maintain market acceptance among physicians, patients, patient families, third-party payors or the healthcare community compared to the current and evolving standards of care and to standards of care from new competitors. We believe that the degree of market acceptance and our ability to generate significant product sales of our current and any future drug products will depend on a number of factors, including:

•	the efficacy, safety, availability and ease of administration of our products relative to alternative treatments;
•	the price of our products, both in absolute terms and relative to the quality of therapeutic benefits and price of alternative treatments;
•	the timing of market introductions of our products and product lines relative to competitive treatments;
•	the effectiveness of the response of competitors to our marketing strategies and programs;
•	the nature of publicity related to our products relative to the publicity related to our competitors’ products;
•	the prevalence and severity of adverse side effects of our current and any future products relative to competitive products;
•	good patient compliance to therapy;
•	availability of coverage and adequate reimbursement from third-party payors;
•	provision of affordable out-of-pocket costs to patients and/or other programs to ensure patient access to our products; and
•	the identification of currently diagnosed and undiagnosed patients and continued growth of the cystinosis and cystic fibrosis markets and the markets for any other future products.

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

The amount of our product sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries and with respect to QUINSAIR in Canada, upon pricing and reimbursement decisions of the responsible provincial authority and pan-Canadian Pharmaceutical Alliance, which may not be at acceptable levels to us.

One or more EEA countries may not support pricing within our target pricing and reimbursement range for our products due to budgetary decisions made by regional, national and local health authorities and third-party payors in the EEA, which would negatively affect our revenues. The pricing and reimbursement process in EEA countries can be lengthy, involved and difficult to predict.. Failure to timely complete the pricing and reimbursement process in the EEA countries will delay our ability to market PROCYSBI and QUINSAIR  and to derive revenues from those countries.  Similarly, our ability to successfully launch and commercialize QUINSAIR in Canada will be dependent in part upon our ability to timely complete the pricing and reimbursement process with provincial authorities.  Pricing and reimbursement determinations in territories with national or regionally publicly funded health care systems, including EEA countries and Canada, may be downwardly affected by austerity measures implemented by governmental authorities in response to ongoing global economic disruption.  See also the risk factor titled "Macroeconomic conditions could materially adversely affect our business, results of operations and financial condition".

We may be subject to penalties and litigation and large incremental expenses if we fail to comply with regulatory requirements or experience problems with our products.

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many operational aspects including our manufacturing processes, labeling, packaging, distribution, storage, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration and continued compliance with good manufacturing practices, or GMPs, good clinical practices, or GCPs, good pharmacovigilance practice, or GVPs, good distribution practices, or GDPs, and good laboratory practices, or GLPs. For example, in the first quarter of 2016, we completed the implementation of  corrective and preventive actions  related to our pharmacovigilance system to address findings issued in August 2015 following a routine inspection from a European regulatory authority in June 2015 and our own internal reviews of our internal processes.

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

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our products may be marketed, the conditions of approval, requirements for potentially costly, post-market testing and requirements for surveillance to monitor the safety and efficacy of the products. In the EEA, the advertising and promotion of pharmaceuticals is strictly regulated. The direct-to-consumer promotion of prescription pharmaceuticals is not permitted, and some countries in the EEA require the notification and/or prior authorization of promotional or advertising materials directed at healthcare professionals. The FDA, European Medicines Agency (“EMA”), EC and other authorities in the EEA countries strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising and promotion are subject to continuing regulatory review. Physicians nevertheless may prescribe our products to their patients in a manner that is inconsistent with the approved label or that is off-label. In Canada, the labeling, advertising and promotion of prescription drugs is strictly regulated and is subject to continuing review. Direct-to-consumer advertising of prescription drugs is permitted, but no representation can be made other than the brand name, the proper name, the common name and the price and quantity of the drug. Health Canada strongly recommends that advertisers seek approval by specified advertising preclearance agencies. Positive clinical trial results in any of our product development programs increase the risk that approved pharmaceutical forms of the same active pharmaceutical ingredients may be used off-label in those indications. Our investigational product candidate RP103 is comprised of the same active pharmaceutical ingredient (“API”) as PROCYSBI, and MP-376 is comprised of the same API as QUINSAIR. If we are found to have improperly promoted off-label uses of approved products, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

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

If we are unable to expand the use of RP103 or MP-376 pursuant to regulatory approval for additional therapeutic indications or geographic territories, or are unable to obtain regulatory approval for other product candidates, we may delay or terminate some of our product development activities. This would adversely affect the long term value of RP103, MP-376 or other product candidates as well as our growth prospects.

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

A new drug application (“NDA”), submitted to the FDA, a marketing authorization application (“MAA”), submitted to the EMA or a New Drug Submission ("NDS") submitted to Health Canada, must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls. This information must demonstrate the safety and efficacy of the applicable product candidate for the management of each individual indication to the satisfaction of the applicable regulatory authority. Obtaining approval of an NDA, MAA, NDS or any other filing for marketing authorization in a foreign country for a drug product candidate is an extensive, expensive and uncertain process. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The FDA, EC, EMA, Health Canada  or other regulatory authorities may delay, limit or deny approval of RP103, MP-376 or our future drug product candidates for many reasons, including:

•	the results of clinical trials may not meet the level of statistical or clinical significance required by regulatory authorities for approval;
•

regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, andthey may change the requirements for approval even after having reviewed and commented on the design for our clinical trials;

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

With respect to QUINSAIR, the FDA has indicated in previous written communications from the 2013 pre-NDA meeting with the drug's previous sponsor that it believes the data submitted in connection with EMA’s subsequent approval of MP-376 for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis does not provide substantial evidence of efficacy and safety to support FDA approval of MP-376 for treatment of patients with cystic fibrosis. The FDA identified a number of limitations with the design of the Phase 3  trial (MPEX-209) upon which approval of QUINSAIR in the EU and Canada was based that, in the FDA’s view, impacts its ability to be used as a pivotal efficacy study. The FDA also previously indicated that the pivotal Phase 3 study (MPEX-207) missed its primary endpoint and questioned whether patients in the study achieved any overall benefit.   It is possible that   additional studies or analyses may be required prior to our submission of an NDA for approval of MP-376 for treatment of Pseudomonas aeruginosa in adults with cystic fibrosis. If the FDA recommends that we provide additional data in support of an NDA, our submission may be delayed, and we may incur higher costs associated with the filing than we had originally anticipated. Further, even if we are able to provide all data that may be requested by the FDA, there can be no assurance that our NDA will be approved.

If we fail to gain regulatory approval for RP103 or MP-376 for other indications, in additional geographic jurisdictions, or for our other future drug product candidates, we will have to delay or terminate some or all of our research product development programs, and our business, results of operations and financial condition will be materially adversely affected.

We do not have internal manufacturing capabilities. In the near term, we expect to continue to rely on a single source supplier for our API for PROCYSBI and a single third-party manufacturer for the conversion to finished commercial drug product. Similarly, we utilize single source suppliers for the QUINSAIR API, drug product and delivery device. We also rely on single-source third parties for the distribution and pharmaceutical services of PROCYSBI in the United States and for QUINSAIR and PROCYSYBI in Europe. If we are unable to rely on these third parties, our revenue will be delayed or diminished and our business, results of operations and financial condition will be materially adversely affected.

We do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture our current products or product candidates. As a result, we currently contract with external contract manufacturing organizations (“CMOs”), for commercial and clinical quantities of our products for the indications under development. We rely on a single source supplier for our cysteamine API. While we have  additional manufacturing support with a second provider for  supply of PROCYSBI, if needed, we plan to continue to rely on a single third-party manufacturer. We also rely on single source suppliers for the MP-376 API and drug product and the base units, nebulizers and hand-held devices used for the administration of QUINSAIR. Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and the limited capacity and output of these third parties. Furthermore, any reduction, delay or interruption in our supply of APIs from the single source supplier or of our supply of finished goods from our CMOs could result in significant additional operating costs, interruptions in product supply, delays in sales of PROCYSBI, delays in the staged commercial launch of QUINSAIR, and delays in developing RP103 and MP-376 for additional indications. In addition, supply arrangements from alternative sources not currently under contract may not be available on acceptable economic terms, if at all.

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

Pursuant to ongoing obligations from the NDA for PROCYSBI, we are required to collect and submit data to the FDA regularly regarding our currently observed clinical and commercial product profile and overall product safety assessment. Similarly, pursuant to obligations in the MAA for QUINSAIR, we are required to conduct post-marketing clinical studies in cystic fibrosis patients and submit data to the EMA regularly regarding observed clinical product profile and safety assessment. In addition, we intend to continue to evaluate our product specification limits, and any changes to our product specifications may require additional review and approval by regulators in the United States and Europe. If there are material delays in any such review and approval process, or if regulators reject any proposals for changes in product specifications or require additional data to support the updated specifications, we may experience an inventory shortfall, which would have a material adverse effect on sales of our products.

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

We also rely on a third-party logistics provider, wholesaler/distributer and specialty pharmacy to distribute PROCYSBI to patients in the United States and to pharmacies in the EEA and to collect from insurance companies and government agencies in the United States and from pharmacies in the EEA. In the United States, all of these services have now been consolidated to be provided by subsidiaries of a single parent company. We are reliant on a similar network of third-party services providers to distribute and dispense QUINSAIR in  Europe and plan to distribute QUINSAIR using the same third party service provider model in Canada. Our ability to collect from a particular logistics provider is not only subject to such provider’s credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third-party payors. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of our products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of our products could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction, which may materially adversely affect our business, results of operations and financial condition.

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

The prescribing information for both PROCYSBI and QUINSAIR include several warnings relating to observed adverse reactions of the active pharmaceutical ingredient usage. The FDA may require products approved under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to bear the same or similar warning statements as the reference product used in the approval. We expect to update adverse reactions listed in the prescribing information for our products based on continued commercial use and additional clinical trials. If additional adverse reactions emerge, or if there is a pattern of severe or persistent previously observed side effects in the relevant patient populations, the FDA, the EMA, Health Canada or other regulatory agencies could modify or revoke our marketing approvals, require us to modify our labels or require us to suspend production, require a product recall, or we may choose to withdraw a product from the market.

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

If we experience long delays or fail to demonstrate safety or efficacy in our preclinical studies or clinical trials or fail to keep to the terms of a product development program, our future business prospects for our drug product candidates will be materially adversely affected.

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

Under the Prescription Drug User Fee Act, the FDA seeks to respond to NDAs within ten months of the filing date, but this timeframe may be shortened or  extended. For example, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In addition, FDASIA established a new category of drugs referred to as “breakthrough therapies,” which are defined as drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Similarly, the FDA may designate a drug candidate eligible for priority review, in which case the agency seeks to respond to the NDA within six months. However, in each of these cases in which the FDA endeavors to provide an expedited review process for potential products that may address unmet needs, the timeline may be extended if the FDA determines during the course of its review that it requires additional data to be submitted by the sponsor. In the future, we may request breakthrough designation,fast track designation or priority review from the FDA for our other drug product candidates, but there can be no assurance that we will obtain such designations. Moreover, even if we obtain breakthrough designation, priority review or fast track designation from the FDA, the designations do not guarantee that the FDA will approve our NDA, that the development program or review timeline will ultimately be shorter than if we had not obtained the designations or that the FDA will not request additional information, including additional clinical studies, during its review.

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

•	lack of efficacy during, or other unfavorable results from, clinical trials or preclinical studies;
•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other unforeseen safety issues;
•	failure of patients to complete the clinical trial, or inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•	inability to monitor patients adequately during or after treatment;
•	the need to conduct trials in geographies in which enrollment of trial participants will not require moving patients from our commercial product to trial drug;
•	regulatory action by the FDA or other regulatory authorities; and/or
•	lack of adequate funding to continue the clinical trial, including the incurrence of any unforeseen costs.

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

PROCYSBI received marketing approval from the FDA for the management of nephropathic cystinosis in adults and children two years and older and seven years of market exclusivity as an orphan drug in the United States through the year 2020 for the treatment of patients six years and older and separately received orphan designation with market exclusivity through the year 2022 for patients ages two to six years. PROCYSBI has also received approval as an orphan medicinal product for the management of proven nephropathic cystinosis and 10 years of market exclusivity in the EEA. QUINSAIR received marketing approval from the EMA in 2015 and has also received 10 years of market exclusivity for management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis. In the United States, although we do not have marketing approval for MP-376, the FDA has designated QUINSAIR as an orphan drug for treatment of pulmonary infections due to Pseudomonas aeruginosa and other bacteria in patients with cystic fibrosis. As part of our business strategy, we intend to develop RP103 and MP-376, and potentially other drugs, for additional therapeutic indications that may be eligible for FDA and EMA orphan drug designation and for data exclusivity in Canada.

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

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or if the product would be a significant benefit to those affected). In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition as well as when it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product without incentives. An EU orphan drug designation entitles a party to financial incentives such as reduced fees or fee waivers, and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met after five years, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An applicant must request orphan drug designation before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Even though we have been granted orphan drug designation in the United States and in the EU prior to the approval of RP103 for the treatment of Huntington’s Disease (“HD”), and even if we obtain orphan drug designation for our future drug product candidates, we may not fulfill the criteria for exclusivity, or we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a particular product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective, if a subsequent product is deemed clinically superior or if the manufacturer is unable to deliver sufficient quantities of the drug. Canada does not award exclusivity on the basis of orphan drug status. However, in Canada, innovative drugs approved for an indication that contain a medicinal ingredient not previously approved by Health Canada that are not variations of a previously approved drug are eligible for eight years of data and marketing exclusivity. An additional six month extension is available if the NDS, or a supplement filed within the first five years of the beginning of the data exclusivity term, contains results that would provide a benefit to pediatric populations. We applied for data exclusivity for PROCYSBI when we submitted our NDS to Health Canada and will be notified as to whether such exclusivity has been granted when Health Canada determines whether to approve PROCYSBI.  There can be no assurance that Health Canada will grant data and marketing exclusivity for PROCYSBI, even if it approves PROCYSBI for marketing.

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

If our competitors succeed in developing products and technologies that are more effective, safer or more favorable for patient use than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.

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

We plan to pursue a Phase 2 clinical trial of MP-376 for use in the indication of BE not associated with cystic fibrosis in 2016 and alsoplan to  prepare to support its further clinical development in the treatment of pulmonary NTM, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules. No clinical data have been generated with MP-376 in patients with BE or with NTM infections, either by us or by other parties. This creates substantial uncertainty as the efficacy of MP-376 in these indications. Successful completion of well-controlled clinical trials of adequate size and design is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of MP-376 or any other potential product candidate in these indications. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing or clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products from regulatory authorities.

The approval of any product or product candidate in any given market does not ensure approval in any other market.

In order to market any product candidate for a specific indication, we must establish and comply with numerous regulatory requirements on a country-by-country basis regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, and additional administrative review periods. As a result, international regulatory requirements could delay or prevent the introduction of our products and product candidates across different countries. For example, approval of QUINSAIR for use in CF patients with Pseudomonas aeruginosa in the EU and Canada does not ensure approval by the FDA or regulatory authorities in other countries or jurisdictions, nor does it ensure approval for the same conditions of use. Further, seeking U.S. regulatory approval for QUINSAIR for a specific indication could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products and product candidates will be unrealized.  See also the risk factor titled "If we are unable to expand the use of RP103 or MP-376 pursuant to regulatory approval for additional clinical indications or geographic territories, or are unable to obtain regulatory approval for other product candidates, we may delay or terminate some of our product development activities. This would adversely affect the long term value of RP103, MP-376 or other product candidates as well as our growth prospects."

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

Because the target patient populations for our products and some of our drug product candidates are relatively small, we must achieve significant market share and obtain sufficient per-patient prices for our products to achieve meaningful gross and operating profits.

PROCYSBI, QUINSAIR and clinical development of RP103 and MP-376 target rare diseases with small patient populations, including cystinosis, cystic fibrosis, mitochondrial disorders including Leigh Syndrome, NTM, BE and HD. To successfully commercialize a drug product for these indications, we must identify patients and a targeted prescriber base for each drug product. Due to small patient populations, we believe that we would need to have significant market penetration to achieve meaningful revenues. In addition, the per-patient prices at which we sell our current products for these indications will need to be relatively high in order for us to generate meaningful gross and net operating profits because we must recoup our investment in our product development programs, which programs often require ongoing investment after a product’s approval. Patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients because of the limited patient populations. There can be no assurance that we will successfully obtain or maintain sufficient market share or per-patient prices. Because our current potential target populations are very small, even if we obtain significant market share for our current or future products and product candidates, we may never achieve profitability despite obtaining such significant market share.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including PROCYSBI, that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, on February 1, 2016, CMS published a final rule that revised certain requirements involved in the calculation of prices we report in connection with our participation in government reimbursement programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. We rely on a third party vendor to process these invoices and perform these complex calculations.

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

Further, third-party payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, AMP or actual acquisition cost, and for cost-benefit analyses with comparable drugs. Although the changes to reimbursement methodologies are generally intended to limit payment increases, it is difficult to project the impact of these and other alternative reimbursement methodologies on the willingness of payors to reimburse for our products and any product candidates that we may develop. To date, PROCYSBI generally has been covered and reimbursed commercially in the United States and the select countries in which we have sold PROCYSBI worldwide, but we do not know whether third-party payors will continue to cover and reimburse PROCYSBI in these markets or at the level PROCYSBI is currently covered, will reimburse PROCYSBI in other EEA countries or will reimburse our future products until we enter into payor negotiations. Further, we have recently filed for marketing approval for PROCYSBI in Canada.  Even if such approval is obtained, we must negotiate pricing and reimbursement and cannot be assured of obtaining levels that are acceptable to us.  If coverage and reimbursement are not available or limited, or reimbursement is available only at limited levels, our business, results of operations and financial condition will be materially adversely affected. In addition, we have only recently launched sales of  QUINSAIR in Germany and Denmark and anticipate launching QUINSAIR in Canada in the second half of 2016 and are in ongoing negotiations with respect to pricing and reimbursement in Canada and additional countries in Europe. There can be no guarantee that we will achieve our target pricing for QUINSAIR. See also the risk factor titled “The amount of our product sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, and with respect to QUINSAIR in Canada, upon pricing and reimbursement decisions of the responsible provincial authority and pan-Canadian Pharmaceutical Alliance, which may not be at acceptable levels to us.”

Legislative changes may increase the difficulty and cost for us to commercialize our products or any other product candidate that we develop and affect the prices we may obtain.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post-approval activities. These changes, and subsequently enacted changes may affect our ability to sell PROCYSBI or any other product candidate for which we obtain marketing approval at adequate prices.

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

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements, and delays in feedback from the FDA may affect our ability to update or adjust our label in a timely manner in the interest of patient adherence and tolerability. We cannot predict whether other legislative changes will be adopted or how such changes would affect the pharmaceutical industry generally and the commercialization of PROCYSBI, QUINSAIR or any future product candidate specifically Further, we cannot predict how the outcome of the upcoming change in Federal executive administration will affect FDA policy and process, or specifically affect our product development and commercialization efforts.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a material weakness related to our inventory costing and overhead allocations for our commercial product PROCYSBI and determined that our review of our inventory costing and overhead allocations were not performed at a sufficiently detailed level to detect errors in our inventory and related accounts. With the oversight of management and our Audit Committee, we  addressed the root causes of the material weakness identified in 2014. Based on the results of management’s internal controls assessment during 2015, it considers the material weakness to be remediated (in the fourth quarter of 2015) . There can be no assurance that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we fail to maintain improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements or adversely affect the results of periodic management evaluations and annual auditor attestation reports. We could be required to restate our financial results.  Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price or to stockholder litigation.

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

Our business strategy, including continued commercial sales of PROCYSBI in the United States and certain countries in  Europe, the launch of QUINSAIR in Canada and Europe, expansion of our commercial operations into other markets, the continuation of our clinical-stage programs and the in-license and acquisition of additional clinical-stage product candidates, will require us to retain existing and add required new qualified and experienced personnel in multiple functional areas over the next several years.

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

In connection with the commercial launch of PROCYSBI in new territories in Europe and the recent launch of QUINSAIR in Europe, we expect to continue to expand our operations and add personnel in Europe. In addition, we anticipate launching QUINSAIR in Canada in the second half of 2016 and anticipate that PROCYSBI may also be approved for marketing in Canada in the fourth quarter of this year; thus, we expect to expand operations in that country as well. We may encounter difficulties successfully managing remotely a substantially larger and internationally diverse organization and may encounter delays in commercialization if we are not successful in integrating our international operations. Challenges related to managing international operations may arise from staffing and managing foreign operations, reduced or varied protection for intellectual property rights in some countries, potential strain on our financial and managerial controls and reporting systems and procedures, diverse individual country regulatory and statutory laws, the costs of maintaining an international presence, in-country legal entities and related tax structures, fluctuations in currency exchanges and political and economic instability, including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions.

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

Sales of our products to government supported customers outside of the United States are likely to be subject to significant payment delays due to government funding and reimbursement practices, which will result in an increase in the length of time that we may have accounts receivable outstanding. In addition, many governments in Europe are facing significant liquidity shortages or  crises. If government reimbursement for sales of our products in EEA countries is delayed or becomes unavailable, we may not be able to collect on amounts payable to us in reasonable time frames from such customers, which would cause our capital requirements to increase and would materially adversely affect our business, results of operations and financial condition.

Macroeconomic conditions could materially adversely affect our business, results of operations and financial condition.

Various macroeconomic factors, such as changes in inflation, interest rates, foreign currency exchange rates, government deficits and debt levels and overall business and economic conditions and uncertainties, including those resulting from conditions in the global financial markets or changes in political and/or public policy climate, could adversely affect our business, results of operations and financial condition. For example, if inflation or other factors were to significantly increase our business costs, it may not be feasible to increase the price of our current or any future products due to reimbursement procedures and other pricing controls and pressures.

In the recent past, the global financial crisis caused financing to be unavailable in many cases or caused the cost of financing to significantly increase. More recent, disruptions in the financial markets related to low levels of inflation concerns of slowing economic growth in and reduced commodity trade with China, slow GDP growth in the United States and even lower growth rates in Europe, drops in commodity prices, especially the drop in crude oil prices, among other factors, and any similar future disruptions may increase uncertainty and decrease risk tolerance in the debt and equity markets, which may adversely affect our ability to access financing on favorable terms in the future, if at all. In addition, our suppliers, manufacturers and other third parties important to our business also may be negatively affected by such potential market dislocations and disruptions, and their businesses may be disrupted, which could materially adversely affect our business, results of operations and financial condition.

Our product sales in the United States could be reduced by imports from countries where our products are available at lower prices.

Our recognized product sales in the United States may be reduced if PROCYSBI or QUINSAIR is imported into the United States from lower-priced markets, whether legally or illegally. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico, and it is our expectation that prices for QUINSAIR, and PROCYSBI, if approved for marketing in Canada, are likely to be lower than retail prices in the United States. There have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our revenues could be reduced, and our business, results of operations and financial condition could be materially adversely affected.

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

From time to time, we may consider additional strategic transactions, such as acquisitions of companies, other asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Pursuant to the asset purchase agreement for the QUINSAIR acquisition, we paid $35,370,000 in cash consideration upon closing of the transaction (subject to certain deductions), and issued 3,448,001 in shares of our common stock at our election. The transaction consideration also includes contingentpayments of up to $350.0 million associated with development, regulatory and commercial milestones, up to $50.0 million of which is payable in our common stock at our election, and a single digit royalty on future global net sales. In the event of a change of control of our company under certain circumstances, a portion of these contingent payments must be prepaid by the acquirer in cash. In addition, we will have single-digit contingent royalty obligations to two additional parties involved in QUINSAIR’s development. Additional potential transactions that we may consider include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. The QUINSAIR acquisition and any future transactions could result in dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. Our ability as an organization to integrate acquisitions is relatively unproven. The QUINSAIR acquisition did not involve the acquisition of a workforce, as no employees were involved in the transaction.  The QUINSAIR acquisition and any future transactions may entail numerous operational and financial risks, including exposure to unknown liabilities; disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies or to conduct business in new markets; use of existing cash reserves, dilutive issuances of equity securities to replenish cash requirements or to directly pay for transactions, or incurrence of substantial debt to pay for acquisitions; higher-than-expected acquisition and integration costs; increases in near- and long-term expenditures; unexpected difficulties or shortcomings in the development or commercialization of QUINSAIR and any other acquired assets, products or businesses; write-downs of assets or goodwill or impairment charges; increased amortization expenses; difficulty and cost in combining the operations and personnel of any future acquired businesses with our operations and personnel; impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and inability to retain key employees of any acquired businesses. We may not realize the anticipated benefits of the QUINSAIR acquisition or any future transactions.

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

Our executive offices and laboratory facility and related staff are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage and disruption from earthquakes. We and our contract manufacturers and source suppliers of raw materials and critical services are also vulnerable to damage from other types of disasters, including fires, storms and other extreme weather conditions, floods, water shortages, power losses, telecommunications failures, outbreaks of disease and similar events. If such a disaster were to occur, our ability to continue our operations, including commercial sales and product development programs, could be seriously, or potentially completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions, and we may not be able to maintain insurance in the future at satisfactory rates or in adequate amounts.

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

We own or license issued U.S. and foreign patents and pending U.S. and foreign patent applications related to certain of our drug product candidates and our other technologies. Evaluating the strength of patents covering our products candidates and other technologies in the biopharmaceutical field involves complex legal and scientific questions and can be highly uncertain. While we also rely on orphan drug exclusivity for PROCYSBIfor commercial protection, the degree of patent protection we require may be unavailable or severely limited in some cases and may not adequately protect our products or permit us to gain or keep any competitive advantage. For example, the patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the U.S. Patent and Trademark Office (“USPTO”) Patent Trial and Appeal Board

(“PTAB”). Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. See also the risk factor titled “Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.” While PROCYSBI has received exclusive marketing rights as an orphan drug for the treatment of nephropathic cystinosis in the United States into 2020 for adults and into 2022 for pediatric patients two to six years of  age and therefore has commercial protection on that basis, the FDA can subsequently approve a drug for the same conditions as PROCYSBI under certain circumstances See also the risk factor titled “If we fail to maintain orphan drug or other regulatory exclusivity for our products or to obtain and maintain exclusivity for our orphan drug product candidates, our competitors may sell products to treat the same conditions, possibly at lower prices, and our revenues will be significantly reduced.”

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

Our commercial sales programs for PROCYSBI and QUINSAIR and any future approved products and our product development programs will require substantial additional capital, arising from costs incurred to:

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

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our commercial sales of PROCYSBI in the United States, the EEA and any additional markets; the success of our efforts to commercialize QUINSAIR in Europe and Canada and any additional marketsand our ability to successfully commercialize any future approved products; the scope and results of our research initiatives, preclinical testing and human clinical trials; regulatory approvals; the timing of events outside our direct control, such as competing technological and market developments, negotiations with third-party payors and potential strategic partners; and other factors. In addition, certain product programs may require collaborative agreements with corporate partners with greater financial and organizational resources than we have. For example, we plan to explore opportunities to strategically partner our RP103 clinical program in HD. Such agreements may require substantial time to complete and may not be available in the time frame desired or with acceptable financial terms, if at all. Any of these factors may significantly change the timing and amount of our cash requirements as they determine such one-time events as the receipt or payment of milestone-based and other payments.

If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial, finance and administrative expenses to sustainable levels, which would have a material adverse effect on our business, results of operations and financial condition.

While we believe that, based on current operating plan assumptions, our cash and cash equivalents will be sufficient to fund operations into  2018, we may need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders, and newly issued securities may have rights, preferences and privileges senior to those of holders of our common stock. Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all. We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals,the success of the launch of QUINSAIR in Europe and Canada and the status of our ongoing commercialization activities for QUINSAIR and any future approved products, sales of PROCYSBI in existing and additional markets and the general condition of the financial markets and other factors beyond our control, including, but not limited to macro-economic conditions and investors’ tolerance for risks related to investments in biotechnology and biopharmaceutical companies that have not achieved cash self-sufficiency or profitability. If we fail to raise additional financing when needed, we may have to delay, partner, or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial and administrative expenses. If such actions are required, our business, results of operations and financial condition will be adversely affected, and the market value of our common stock will likely significantly decline.

Our loan agreement with HC Royalty and outstanding convertible senior notes contain a number of restrictive covenants and other provisions, which, if violated, could result in the acceleration of the payment terms of our outstanding indebtedness, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In December 2012, we entered into the HC Royalty Loan Agreement. Under the HC Royalty Loan Agreement, we agreed to borrow $50.0 million in two $25.0 million tranches. We drew down the first tranche in the amount of $25.0 million in December 2012 and the second tranche of $25.0 million in May 2013 when we achieved the milestone of U.S. approval of PROCYSBI. In July 2014, we entered into an amendment and restatement of the original HC Royalty Loan Agreement and borrowed from HC Royalty a third, $10.0 million tranche under the loan facility. Also in July 2014, we issued $60.0 million aggregate principal amount of 8.0% convertible senior notes due 2019 to HC Royalty and other purchasers.

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

Our common stock is quoted on The NASDAQ Global Select Market. The trading price of our common stock has been and may continue to be volatile. During the 52-week period ended March 31 31, 2016, our average daily trading volume was approximately  1,347,032 shares and the closing sales price per share of our common stock on The NASDAQ Global Select Market ranged from $16.12 to $3.22. Our operating performance, both financial and in the development and commercialization of approved products, significantly affects the market price of our common stock. A number of factors may affect the market price of our common stock, including:

•	the outcome of our early development work and clinical trials compared to those of others with products similar or related to our products;
•	announcements regarding regulatory approvals or approved label indications and patient populations or changes or delays in the regulatory review process;
•	unexpected difficulties in commercialization or lower than expected sales;
•	lower than expected pricing and reimbursement levels, or no reimbursement at all, for our current and any future products in various markets;
•	actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain, quality system or sales and marketing activities;
•	changes in our relationships with manufacturers, suppliers or collaborators, or our inability to supply enough product to meet demand;
•	announcements of new products or innovations by us or our competitors and announcements concerning our competitors or relevant developments in our sector of the industry in general;
•	our ability to obtain additional funding and the terms on which that funding is available;
•	changes or developments in applicable laws or regulations;
•	any intellectual property infringement actions or challenges to the validity of our patents in which we may become involved;
•	sales and levels of operating loss or profitability;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us, our strategic collaboration partners or our competitors;

•	our ability to manage our projected growth;
•	large fluctuations in our results of operations;
•	changes in financial estimates or recommendations by securities analysts or their ceasing to publish research or reports about our business;
•	the trading volume of our common stock;
•	general economic and market conditions and overall price levels in the U.S. equity markets;
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

RAPTOR PHARMACEUTICAL CORP.

Date: May 5, 2016	By:	/s/ Julie A. Smith
Julie A. Smith
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Michael P. Smith
Michael P. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

31.1	Certification of Julie Anne Smith, Chief Executive Officer and Director				X

31.2	Certification of Michael P. Smith, Chief Financial Officer and Treasurer				X

32.1*	Certification of Julie Anne Smith, Chief Executive Officer and Director, and Michael P. Smith, Chief Financial Officer and Treasurer				X

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