Form 10-Q
period 2016-06-30
Raptor Pharmaceutical Corp
filed 2016-08-04
CIK 1070698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 2, 2016, there were 85,306,787 shares of the registrant’s common stock outstanding.

RAPTOR PHARMACEUTICAL CORP.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPTOR PHARMACEUTICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$124,239	$157,352
Restricted cash	1,367	1,055
Accounts receivable, net	15,727	13,267
Inventories	12,031	6,424
Prepaid expenses and other assets	3,422	3,301
Total current assets	156,786	181,399
Property and equipment, net	7,471	7,644
Goodwill	12,223	12,223
Intangible assets, net	176,598	216,463
Other assets	1,861	1,761
Total Assets	$354,939	$419,490

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,914	$5,423
Accrued liabilities	29,450	22,630
Note payable, current portion	11,559	11,402
Total current liabilities	43,923	39,455
Contingent consideration liability	152,070	166,800
Deferred tax liability	1,086	303
Note payable, net of current portion	32,212	38,054
Convertible notes	57,958	57,686
Total liabilities	287,249	302,298

Stockholders' equity:
Preferred stock, $0.001 par value per share, 15,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 85,531,006 and 85,235,591 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	86	85
Additional paid-in capital	447,666	441,601
Accumulated other comprehensive loss	(1,341)	(1,377)
Accumulated deficit	(378,721)	(323,117)
Total stockholders' equity	67,690	117,192
Total Liabilities and Stockholders' Equity	$354,939	$419,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except shares and per share data)

	For the Three months Ended June 30		For the Six months Ended June 30,
	2016	2015	2016	2015
Product revenue	$32,045	$23,332	$59,515	$43,785
Cost of sales	4,948	2,640	9,279	6,362
Gross profit	27,097	20,692	50,236	37,423
Operating expenses:
Research and development	15,685	11,877	29,704	28,429
Selling, general and administrative	20,864	17,770	41,252	32,608
Impairment of IPR&D	—	—	39,600	—
Change in fair value of contingent consideration related to QUINSAIR acquisition	—	—	(14,730)	—
Total operating expenses	36,549	29,647	95,826	61,037
Loss from operations	(9,452)	(8,955)	(45,590)	(23,614)
Interest income	126	68	258	95
Interest expense	(4,322)	(4,784)	(9,340)	(9,282)
Foreign currency transaction gain (loss)	179	232	(34)	(243)
Adjustment to fair value of common stock warrants	—	(440)	—	(495)
Loss before provision for income taxes	(13,469)	(13,879)	(54,706)	(33,539)
Provision for income taxes	550	70	898	92
Net Loss	$(14,019)	$(13,949)	$(55,604)	$(33,631)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(6)	129	36	(418)
Comprehensive Loss	$(14,025)	$(13,820)	$(55,568)	$(34,049)

Net loss per share:
Basic and diluted	$(0.16)	$(0.17)	$(0.65)	$(0.45)
Weighted-average shares outstanding:
Basic and diluted	85,416,542	79,771,454	85,335,876	74,485,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(55,604)	$(33,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,348	7,165
Fair value adjustment of common stock warrants	—	495
Amortization of intangible asset	265	119
Depreciation of property and equipment	759	630
Deferred income taxes	783	—
Amortization of debt issuance cost	586	611
Impairment of IPR&D	39,600	—
Change in fair value of contingent consideration related to QUINSAIR acquisition	(14,730)	—
Changes in assets and liabilities:
Accounts receivable	(2,452)	(5,712)
Inventories	(5,615)	3,814
Prepaid expenses and other assets	(207)	1,515
Deposits	8	(23)
Accounts payable	(2,549)	867
Accrued liabilities	6,757	2,958
Net cash used in operating activities	(27,051)	(21,192)

Cash flows from investing activities:
Net purchase of property and equipment	(581)	(2,318)
Purchase of short-term investments	—	(27,496)
Change in restricted cash	(312)	47
Net cash used in investing activities	(893)	(29,767)

Cash used in financing activities:
Proceeds from sale of common stock, net	—	98,325
Proceeds from the exercise of common stock warrants	—	301
Proceeds from the exercise of common stock options and ESPP	717	5,409
Offering costs	—	(6,277)
Principal payments on debt	(6,000)	(3,000)
Net cash (used in) provided by financing activities	(5,283)	94,758
Effect of exchange rates on cash and cash equivalents	114	(418)
Net decrease in cash and cash equivalents	(33,113)	43,381
Cash and cash equivalents, beginning of period	157,352	149,613
Cash and Cash Equivalents, End of Period	$124,239	$192,994

Supplemental cash flow information:
Interest paid	$4,380	$5,492
Income taxes paid	224	243
Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrant liability reclassified to equity upon exercise	—	1,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The Company's first commercial product, PROCYSBI® (cysteamine bitartrate) delayed-release capsules (“PROCYSBI”), received marketing approval from the U.S. Food and Drug Administration (“FDA”) on April 30, 2013 for the management of nephropathic cystinosis in adults and children six years and older. On August 14, 2015, we received FDA approval for the expanded use of PROCYSBI to treat children two to six years of age with nephropathic cystinosis. In Europe, PROCYSBI® gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received marketing authorization on September 6, 2013 from the European Commission (“EC”), for marketing in the European Union (“EU”) as an orphan medicinal product for the management of proven nephropathic cystinosis. The EU marketing authorization allows the Company to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area or EEA). PROCYSBI received seven years of market exclusivity, through 2020 for patients six years and older as an orphan drug in the United States and ten years of market exclusivity, through 2023, as an orphan drug in Europe. More recently, PROCYSBI received orphan drug designation for the treatment of patients ages two years to six years, through 2022. The Company commenced commercial sales of PROCYSBI in the United States in June 2013 and in Europe in April 2014. To date, the Company's ability to generate revenue has been primarily dependent upon sales of PROCYSBI in the United States for the management of nephropathic cystinosis in adults and children two years and older and in the EU for the management of proven nephropathic cystinosis.

In October 2015, the Company acquired various assets and rights related to levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating chronic lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. QUINSAIR is the first inhaled fluoroquinolone approved for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis 18 years old and older. QUINSAIR is not approved in the United States, and the Company may not market or commercialize QUINSAIR in the United States for any indication unless it receives FDA approval, which it may not be able to obtain. The Company commenced sales of QUINSAIR in Germany and Denmark in the second quarter of 2016.

The Company is subject to a number of risks, including: the level of commercial sales of PROCYSBI in the United States and Europe; the ability to successfully launch PROCYSBI in other international markets; the ability to successfully commercialize QUINSAIR in Europe and to launch an commercialize QUINSAIR in Canada; uncertainty whether the Company's research and development efforts will result in expanded labeling for PROCYSBI and additional commercialization for RP103 or MP-376 in various indications or additional commercial products; competition from other organizations; reliance on other entities for manufacturing; reliance on licensing the proprietary technology of others; uncertain patent protection; and the need to raise capital through equity and/or debt financings. Funding may not be available when needed, if at all, or on terms acceptable to the Company. If the Company exhausts its cash reserves and is unable to obtain adequate financing, it may be required to curtail planned operating expenditures, including its development programs.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

Fair Value of Financial Instruments and Contingent Consideration Liability

The carrying amounts of certain of the Company's financial instruments including cash equivalents, restricted cash, accounts payable, accrued liabilities and contingent consideration liability approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates. Changes in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition or consolidation date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist principally of money market funds, with high credit quality financial institutions. Such amounts exceed Federal Deposit Insurance Corporation insurance limits. As of June 30, 2016, and December 31, 2015, the Company had $124.2 million and $157.4 million in cash and cash equivalents, of which $6.5 million and $6.9 million was held by its foreign subsidiaries, respectively.

Restricted Cash

Restricted cash represents certificates of deposit and compensating balances required by the Company’s U.S. and European banks as collateral for credit cards and for access to a value-added tax deferral program.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

PROCYSBI is currently available for U.S. distribution from the Company's U.S. specialty pharmacy partner, the Accredo Health Group, Inc. ("Accredo") which is currently the Company's only U.S. customer and ships directly to patients. PROCYSBI is not available in U.S. retail pharmacies. Authorization of coverage by patients' commercial insurance plans, Raptor's patient assistance program ("PAP") or government payors is a prerequisite to the shipment of PROCYSBI to U.S. patients. The Company is able to reasonably estimate and determine sales allowances; therefore the Company recognizes PROCYSBI revenue in the United States at the point of sale to the specialty pharmacy. The Company's distributor of PROCYSBI and QUINSAIR in the EU is the Almac Group, Ltd. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by the distributor on the Company’s behalf.

The Company records revenue net of expected discounts, distributor fees, and rebates, including government rebates such as Medicare and Medicaid in the United States. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payor and payor mix information, which is estimated based on historical claim levels in the United States and in Europe and the government-mandated discount rates applicable to government-funded programs. The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

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

Cost of sales for both PROCYSBI and QUINSAIR includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; inventory variance amortization; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to the University of California, San Diego (“UCSD”) for PROCYSBI, and MPEX, TriPEX, and PARI for QUINSAIR.  QUINSAIR is approved in the EU and Canada and marketing commenced in Germany and Denmark in April 2016.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

Debt Issuance Costs

Debt issuance costs are expenses associated with the loan agreements with HealthCare Royalty Partners ("HC Royalty") and the convertible notes. Debt issuance costs are being amortized over the life of the respective debt to interest expense using the interest method. Debt issuance costs are presented as a reduction in the carrying amount of note payable and convertible debt on the Company’s condensed consolidated balance sheets.

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

	Six Months Ended June 30,
	2016	2015
Warrants to purchase common stock	—	236,812
Options to purchase common stock	9,282,701	9,231,283
Restricted stock unit awards outstanding	819,054	287,363
Convertible debt	3,428,571	3,428,571
Total Potentially Dilutive Securities	13,530,326	13,184,029

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The Company identifies uncertain tax positions and discloses any potential tax liability on its financial statements. The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of June 30, 2016, there were no accrued uncertain tax positions or interest and penalties related to uncertain tax positions.

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

The Company has adopted this standard as management believes this presentation more accurately reflects the costs of borrowing for arrangements in which debt issuance costs are incurred. The implementation resulted in the decrease of assets and debt liabilities of $3.9 million as of December 31, 2015. Adoption of this standard only impacted the Consolidated Balance Sheets as of December 31, 2015. See Notes 8 and 9 of “Notes to Consolidated Financial Statements” for more information on the unamortized debt issuance costs related to the Company's debt.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for the Company in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March, April and May 2016, the FASB issued ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 “Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue From Contracts With Customers: Narrow-Scope Improvements and Practical Expedients” to provide supplemental adoption guidance and clarification to ASU 2014-09. The Company is evaluating the impact of the adoption of these standards on its consolidated financial statements and footnote disclosures.

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

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the quarter ended June 30, 2016.  The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(In thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$110,314	$—	$—	$110,314
Total	$110,314	$—	$—	$110,314

Liabilities
Contingent consideration liability	$—	$—	$152,070	$152,070
Total	$—	$—	$152,070	$152,070

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$147,007	$—	$—	$147,007
Total	$147,007	$—	$—	$147,007

Liabilities
Contingent consideration liability	$—	$—	$166,800	$166,800
Total	$—	$—	$166,800	$166,800

(1)	Cash equivalents represent the fair value of the Company’s investments in money market funds at June 30, 2016 and December 31, 2015.

The following tables present a reconciliation of the Company’s recurring fair value measurements categorized within Level 3 of the fair value hierarchy. See Note 10 for additional information regarding the fair value of the contingent consideration liability.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Common Stock Warrants

	Six Months Ended June 30,
(In thousands)	2016	2015
Beginning fair value	—	$711
Change in fair value recognized in earnings	—	495
Exercises	$—	$(1,206)
Ending Fair Value	$—	$—

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis – Contingent Consideration Liability

(In thousands)
Balance as of December 31, 2015	$166,800
Fair value adjustment	(14,730)
Balance as of June 30, 2016	$152,070

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

The following table summarizes the components of inventories.

	June 30,	December 31,
(In thousands)	2016	2015
Raw materials	$3,817	$2,681
Work-in-process	3,726	1,824
Finished goods	4,488	1,919
Total Inventories	$12,031	$6,424

4. PROPERTY AND EQUIPMENT

The following table presents the components of property and equipment and their estimated useful lives.

	June 30,	December 31,	Estimated
(In thousands)	2016	2015	useful lives
Manufacturing equipment	$4,355	$4,262	10 years
Office furniture	2,359	2,344	7 years
Laboratory equipment	1,755	1,721	5 years
Computer hardware and software	1,750	1,364	3 years
Leasehold improvements	641	583	Lease term
Total at cost	10,860	10,274
Less: accumulated depreciation	(3,389)	(2,630)
Total Property and Equipment, Net	$7,471	$7,644

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Depreciation expense for the three months ended June 30, 2016 and 2015 was approximately $386 thousand and $327 thousand, respectively.

Depreciation expense for the six months ended June 30, 2016 and 2015 was approximately $759 thousand and $630 thousand, respectively.

5. NET PRODUCT REVENUES BY GEOGRAPHIC REGION AND BY SIGNIFICANT CUSTOMERS

Net product revenues by Geographic Region

	For Three Months Ended June 30,		For Six Months Ended June 30,
(In millions)	2016	2015	2016	2015

United States	$28.1	$21.6	$53.4	$40.9
International	3.9	1.7	6.1	2.9
Total Net Product Revenues	$32.0	$23.3	$59.5	$43.8

Net Product Revenues by Significant Customer

Sales to our significant customer, Accredo Health Services, totaled $53.4 million, or 89.8% of net product revenue, for the six month period ended June 30, 2016 and $40.9 million, or 93.4% of net product revenue, for the six month period ended June 30, 2015. As of June 30, 2016 receivable from Accredo totaled $14.0 million, which is 89.2% of the total accounts receivable amount.

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

In October 2015, the Company acquired the intellectual property and other rights to develop QUINSAIR for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis that has received marketing approval in Europe and Canada. The fair value of the intangible assets at the time of acquisition was approximately $213.8 million.  In addition, the purchase agreement provides for contingent payments of up to $350.0 million associated with development, regulatory and

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty to Tripex on future global net sales. The Company has single-digit royalty and contingent obligations to each of two additional parties involved in QUINSAIR’s development.

A summary of intangible assets acquired is as follows:

	Useful Life	June 30,	December 31,
(In thousands)	(Years)	2016	2015
IPR&D QUINSAIR	Indefinite	$171,000	$210,600
Developed technology - QUINSAIR	11.0	3,200	3,200
IP license for RP103 related to the Encode merger	20.0	2,620	2,620
UCSD license - FDA and EC approval milestones	14.0	1,250	1,250
Other intangible assets	16.0	240	240
Total intangible assets		178,310	217,910
Less accumulated amortization		(1,712)	(1,447)
Intangible Assets, Net		$176,598	$216,463

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

The QUINSAIR IPR&D will continue to be evaluated on a quarterly basis.  During the three months ended June 30, 2016, the Company concluded that there was no impairment to the QUINSAIR IPR&D as compared to the prior quarter ended March 31, 2016, when the Company recognized an impairment in the QUINSAIR IPR&D of $39.6 million related to revisions of its clinical plans (See Note 10). During the three months ended June 30, 2016 and 2015, the Company amortized approximately $132 thousand and $60 thousand of intangible assets, respectively.  During the six months ended June 30, 2016 and 2015, the Company amortized approximately $265 thousand and $119 thousand of intangible assets, respectively.

Amortization expense for intangible assets for each of the next five years is expected to be as follows:

(In thousands)	Amortization Expense
2016 (remaining 6 months)	$265
2017	529
2018	529
2019	529
2020	529

The Company tested the carrying value of goodwill for impairment as of December 31, 2015 and determined that there was no impairment.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

7. ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30,	December 31,
(In thousands)	2016	2015
Personnel-related costs	$5,789	$7,601
Rebates and other sales deductions	4,977	2,833
Clinical trials and research and development costs	3,177	2,076
License royalty payable	1,758	2,788
Royalty-based interest payable	1,951	573
Manufacturing costs	5,513	1,577
Deferred rent	1,074	1,086
Travel	577	213
Business development & legal costs	1,567	1,030
Other	3,067	2,853
Total Accrued Liabilities	$29,450	$22,630

The roll forward of significant estimated accrued rebates, reserve for cash discounts and product returns for the period ended June 30, 2016 and December 31, 2015 were as follows:

	Beginning Balance	Provision for Current Period Sales	Provision for Prior Period Sales	Actual Returns/ Credits Related to Current Period Sales	Actual Returns/ Credits Related to Prior Period Sales	Outstanding Balance
June 30, 2016
Accrued rebates	$2,538	$8,751	$—	$(3,847)	$(2,219)	$4,681
Reserve for cash discounts	258	1,277	—	(224)	(959)	352
Product returns	296	—	—	—	—	296
December 31, 2015
Accrued rebates	$2,935	$6,250	$239	$(3,712)	$(3,174)	$2,538
Reserve for cash discounts	215	1,821	41	(1,563)	(256)	258
Product returns	296	—	—	—	—	296

The Company accrued $4.7 million and $2.5 million for estimated rebate payments at June 30, 2016 and December 31, 2015, respectively. The Company evaluates its historical rebate payments by product as a percentage of historical sales in order to estimate its accrued rebates in proportion to revenue. Management has determined that a one-year look back represents a reasonable approach for assessing its rebate liabilities, and as of June 30, 2016 believes that it has adequately reserved for known and potentially unknown incurred rebates.

The Company accrued $0.4 million and $0.3 million for the estimated cost of prompt-payment discounts at June 30, 2016 and December 31, 2015, respectively. These amounts are estimated based upon payment terms with each of the Company’s customers.

The Company considered the need for a reserve for possible product returns sold during the periods ended June 30, 2016 and December 31, 2015, respectively.  The Company determined an allowance of $0.3 million at June 30, 2016 and December 31, 2015, respectively, was necessary for possible product returns from its distributor. These amounts are estimated based upon the timing and history of similar product sales in the pharmaceutical industry. As of June 30, 2016, no products had been returned.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In July 2014, the Company entered into an amended and restated loan agreement with HC Royalty which revised the terms of the 2012 loan agreement between the Company and HC Royalty, and also provided for an additional $10.0 million in term loan funding. The interest rate was revised to an annual fixed rate of 8.0%, compared to the original interest rate of 10.75%. The loan also contains a synthetic royalty component based on net product revenues in a calendar year, and such royalty is payable quarterly. The variable royalty rate under the amended and restated loan agreement has been revised to 8.0% on the first $50.0 million of revenue and 2.0% on revenue in excess of $50.0 million. The first quarterly principal payment of $3.0 million was due in June 2015. All term loans under the amended and restated loan agreement mature on March 31, 2020. The loan and the Company’s obligation to make payments thereunder shall terminate immediately when all payments received by HC Royalty equal $120.0 million.

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

The Company received marketing approval of PROCYSBI from the FDA on April 30, 2013 and commenced shipment of PROCYSBI during June 2013, and as a result, royalties became payable to HC Royalty based upon net revenues of PROCYSBI. Interest expense on the loan, excluding amortization of debt issuance costs, for the three months ended June 30, 2016 and 2015 was approximately $2.8 million and $3.3 million, respectively.  Interest expense on the loan, excluding amortization of debt issuance costs, for the six months ended June 30, 2016 and 2015 was approximately $6.3 million and $6.3 million, respectively.

The following table presents contractual principal payments of the note payable at June 30, 2016.

(In thousands)	Note Principal Payments
2016 (remaining 6 months)	$6,000
2017	12,000
2018	12,000
2019	12,000
2020	3,000
Total	$45,000

Unamortized debt issuance costs on the loan agreement totaled $1.2 million and $1.5 million at June 30, 2016 and December 31, 2015, respectively. Amortization expense was $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively.  Amortization expense was $0.3 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

9. CONVERTIBLE NOTES

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

Interest expense on convertible notes, excluding amortization of debt issuance costs, was $1.2 million for the three months ended June 30, 2016 and 2015, and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. Unamortized debt issuance costs on these convertible notes totaled $2.0 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively. Amortization expense was $0.1 million for the three months ended June 30, 2016 and 2015, and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

10. BUSINESS COMBINATION

Acquisition of QUINSAIR

Acquisition Overview

On October 5, 2015, the Company completed the acquisition of QUINSAIR from Tripex. The Company acquired exclusive global rights and assets to develop, manufacture and commercialize QUINSAIR, a levofloxacin solution for inhalation. At closing, the Company paid Tripex approximately $35.4 million in cash consideration, subject to a deduction for payment of costs for representations and warranties insurance, and an amount to be held in escrow, and issued to Tripex 3,448,001 shares of Raptor common stock. In addition, the purchase agreement provides for contingent payments of up to $350.0 million associated with development, regulatory and commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty on future global net sales. The Company has single-digit royalty and contingent obligations to each of two additional parties involved in QUINSAIR’s development.

Consideration transferred

The acquisition-date fair value of the consideration transferred consisted of the following items:

(In thousands)
Cash consideration	$35,370
Stock consideration	20,860
Contingent consideration	166,800
Total purchase consideration	$223,030

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Fair Value Estimate of Assets Acquired and Liability Assumed at Acquisition Date

Property and equipment	$282
Developed technology	3,200
In-Process research and development	210,600
Goodwill	8,948
Total	$223,030

	Value of Intangible Assets Acquired	Amortization Period*
Developed technology	$3,200	132 months
IPR&D	210,600	(1)
Total identifiable intangible assets	$213,800

*	Recognized on a straight-line basis.
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

The Company estimated the acquisition date fair value of the contingent consideration payable of $166.8 million on October 5, 2015. It was calculated on a discounted and probability adjusted basis. The gross amount is payable upon the achievement of specified development, regulatory approval, sales-based milestone events or financial results. The model used in valuing this contingent consideration liability requires the use of significant estimates and assumptions including but not limited to:

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

Goodwill

Goodwill presented above of $8.9 million represents the difference of the QUINSAIR total purchase consideration of $223.0 million minus the net assets acquired of $214.1 million. This goodwill includes benefits that the Company believes will result from the know-how associated with the QUINSAIR compound and future product development. In accordance with applicable GAAP, the Company will not amortize goodwill though it will be subjected to annual impairment testing. This goodwill is not deductible for income tax purposes.

QUINSAIR IPR&D and Contingent Consideration Liability Fair Value as of June 30, 2016 and December 31, 2015

The QUINSAIR IPR&D and Contingent Consideration Liability will continue to be evaluated on a quarterly basis.  The Company concluded that during the quarter ended June 30, 2016 there was no impairment to the QUINSAIR IPR&D or change in the fair value of the Contingent Consideration Liability.  In March 2016, the Company revised its clinical development plans for MP-376

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

for the Bronchiectasis (BE) and Nontuberculous Mycobacteria (NTM) indications, the programs which drive the majority of the fair value of the IPR&D intangible assets balance related to the QUINSAIR acquisition. The revisions to the clinical development plans were a result of the following:

-	increased and further assessment of possible development plan options from external clinical advisory boards, external consultants, and internal clinical teams; and

-	strategic consideration and related reduction of the Company’s near-term operating cash expenditures and a prioritization of those programs or strategies that could have more near-term data readouts.

As a result of these revisions the tables below represent the change in fair values for IPR&D and Contingent Consideration Liability:

In-Process Research and Development

(In thousands)
Balance as of December 31, 2015	$210,600
Impairment	(39,600)
Balance as of June 30, 2016	$171,000

Contingent Consideration Liability

(In thousands)
Balance as of December 31, 2015	$166,800
Fair value adjustment	(14,730)
Balance as of June 30, 2016	$152,070

11. CAPITAL STRUCTURE

Common Stock Issuance under At-The-Market ("ATM") Agreement

On September 4, 2015, the Company entered into an “At the Market” (“ATM”) sales agreement, with Cowen and Company, LLC, under which the Company would, at its discretion, sell its common stock with a sales value of up to a maximum of $75.0 million through ATM offerings on the NASDAQ Stock Market (the “2015 Sales Agreement”). Cowen was the sole sales agent for any sales made under the 2015 Sales Agreement, and the Company was to pay Cowen a commission, or allow a discount, for its services in acting as agent in the sale of the Company’s common stock of up to 3.0% of the gross sales price per share of all shares sold through it as agent under the 2015 Sales Agreement. The common stock would have been sold at prevailing market prices at the time of the sale of common stock, and, as a result, prices would have varied. On July 5, 2016, the Company terminated the ATM sales agreement with Cowen.   No shares were sold under the 2015 Sales Agreement.

2015 Follow-on Public Offering

On April 8, 2015, the Company closed an underwritten public offering of shares of the Company’s common stock at a price to the public of $9.00 per share. The shares sold in the offering included 9.5 million shares of common stock plus an additional 1.43 million shares of common stock pursuant to the exercise by the underwriters of the over-allotment option the Company granted to them. Total gross proceeds to the Company in the offering (including in connection with the sale of the shares of common stock pursuant to the exercise of the over-allotment option) totaled $98.3 million, before underwriting discounts and commissions. The offering resulted in net proceeds to the Company of approximately $92.0 million after deduction of underwriting discounts of 6.0% and other offering expenses paid by the Company.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

12.  STOCK-BASED COMPENSATION

2010 Stock Incentive Plan

The Company's 2010 Stock Incentive Plan, as amended, provides for stock options, restricted shares or restricted share units to be granted to its employees, independent contractors, consultants or directors. On November 25, 2014, as a key requirement of the Company's strategy of strengthening its leadership team and employee base, continuing the expansion of its commercial activities into new territories, and increasing the expansion of its product development programs, the Company's Board of Directors approved the Raptor Pharmaceutical Corp. 2014 Employment Commencement Stock Incentive Plan. The plan was approved pursuant to Rule 5635(c)(4) of the Nasdaq Global Select Market for equity grants to induce new employees to enter into employment with the Company. Up to 2,400,000 shares were authorized for issuance under this plan.

On May 19, 2015, at the Company’s Annual Meeting of Stockholders, the stockholders approved amendments to the Company’s 2010 Stock Incentive Plan (the “2015 Plan Amendment”). These amendments were previously approved by the Company’s Board of Directors in February 2015. Among other things, the 2015 Plan Amendment increased the share reserve available for issuance under the 2010 Stock Incentive Plan by 3,456,620 shares to an aggregate of approximately 15.4 million shares plus any shares which are subject to awards under the 2014 Commencement Plan which are forfeited or lapse unexercised and which are not issued under the 2014 Commencement Plan, all of which may be used for any form of award under the 2010 Stock Incentive Plan. Following the approval of the 2015 Plan Amendment by the Company’s stockholders, no new equity grants will be made under the 2014 Commencement Plan.

During the three and six months ended June 30, 2016, the Company received approximately $0.1 million and $0.1 million, respectively, from the exercise of stock options. At June 30, 2016, there were 2,747,585 shares remaining available for issuance under the 2010 Stock Incentive Plan.

The Company recorded employee stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cost of goods sold	$135	$44	$255	$76
Research and development	611	631	1,201	1,215
General and administrative	1,943	3,636	3,892	5,874
Total Stock-Based Compensation Expense	$2,689	$4,311	$5,348	$7,165

A summary of the activity in the 2010 Equity Incentive Plan, the 2006 Equity Compensation Plan, as amended and the Company's other stock option plans, is as follows:

	For Three Months Ended		For Six Months Ended
	June 30,2016		June 30,2016
	Option Shares	Weighted- average Exercise Price	Option Shares	Weighted- average Exercise Price
Beginning balance	9,573,631	$7.69	8,790,474	$8.49
Granted	232,392	4.90	1,669,023	3.98
Exercised	(37,664)	2.72	(53,437)	2.67
Canceled	(485,658)	8.29	(1,123,359)	9.35
Outstanding Balance	9,282,701	7.61	9,282,701	7.61

Restricted Stock Units

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

	For the Six Months Ended
	June 30, 2016
	Option Shares	Weighted-Average Exercise Price
Unvested balance - December 31, 2015	448,777	$9.28
Granted	544,498	4.08
Vested	(83,583)	10.12
Forfeited	(90,638)	7.91
Unvested balance - June 30, 2016	819,054	5.89

As of June 30, 2016 there was $4.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.0 years. Unvested RSUs at June 30, 2016 vest through 2020.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows a maximum of 1,000,000 shares of common stock to be purchased in aggregate for all employees. During the six months ended June 30, 2016, 158,971 shares had been purchased, and there remained a negligible amount of uninvested employee contributions in the ESPP. As of June 30, 2016, there were approximately 678,531 shares reserved for future issuance under the ESPP.

13. INCOME TAXES

We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $550 thousand and $70 thousand for the three months ended June 30, 2016 and 2015 and $898 thousand and $92  thousand for the six months ended June 30, 2016 and 2015, respectively. Our ETR differs from the U.S. federal statutory tax rate of 34.0% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.

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

14. COMMITMENTS AND CONTINGENCIES

Contractual Obligations with UCSD Relating to the Acquisition of the DR Cysteamine (RP103) License

Pursuant to the license agreement with UCSD, the Company is obligated to pay milestone payments upon the occurrence of certain events, royalties on net sales from products developed pursuant to the license agreement and a percentage of sublicense fees or sublicense royalties, if any. The Company is obligated to fulfill predetermined milestones within a specified number of years from the effective date of the license agreement, depending on the indication. Cumulatively, the Company has expensed $2.2 million in milestone payments to UCSD based upon the initiation of clinical trials in cystinosis, Huntington’s disease and NASH and on regulatory filings in cystinosis. To the extent that the Company fails to perform any of its obligations under the license agreement, then, with certain exceptions, UCSD may terminate the license or otherwise cause the license to become non-exclusive.

RAPTOR PHARMACEUTICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

QUINSAIR Contingent Consideration Liability

The QUINSAIR purchase agreement provides for contingent payments of up to $350.0 million associated with development, regulatory and commercial milestones, a portion of which is also payable in Raptor common stock at the Company’s election, and a single digit royalty on future global net sales. The Company has single-digit royalty and contingent obligations to each of two additional parties involved in QUINSAIR development.

Leases

In January 2016, the Company entered into a four-year lease for additional office space in Brisbane.  The Company took occupancy of such facilities in February 2016.  The Company will record such rent on a straight-line basis.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2016, and the notes to such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  All references to the “Company," "we," "our" and "us" include the activities of Raptor Pharmaceutical Corp., Raptor Pharmaceuticals Inc., Raptor European Products, LLC, RPTP European Holdings C.V., Raptor Pharmaceuticals Europe B.V., Raptor Pharmaceuticals France SAS and Raptor Pharmaceuticals Germany GmbH.

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

Our first commercial product, PROCYSBI, received marketing approval from the FDA in April 2013 for the management of nephropathic cystinosis in adults and children six years and older with seven years of market exclusivity, through 2020. More recently, PROCYSBI received orphan drug designation from the FDA for the treatment of patients ages two years to six years, through 2022. In Europe, PROCYSBI gastro-resistant hard capsules of cysteamine (as mercaptamine bitartrate), received a marketing authorization in September 2013 from the EC as an orphan medicinal product for the management of proven nephropathic cystinosis in the EU. The EU marketing authorization allows us to commercialize PROCYSBI in the 28 Member States of the EU plus Norway, Liechtenstein and Iceland (which are not EU Member States but are part of the European Economic Area, or EEA). PROCYSBI received seven and ten years of market exclusivity due to its designation as an orphan drug in the United States and the EU, respectively. We achieved first commercial sales of PROCYSBI in the United States in June 2013 and in the EU, specifically in Germany, in April 2014.

In October 2015, we acquired various assets and rights related to levofloxacin solution for inhalation, a pharmaceutical product also known as “MP-376” and commercially as “QUINSAIR,” from Tripex Pharmaceuticals, LLC (“Tripex”). QUINSAIR received marketing authorization by the EC for treating chronic lung infection caused by the bacteria Pseudomonas aeruginosa in adults who have cystic fibrosis in March 2015 and Health Canada in June 2015 for the management of cystic fibrosis in patients aged 18 years or older with chronic pulmonary Pseudomonas aeruginosa infections. QUINSAIR is the first inhaled fluoroquinolone approved for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis 18 years old and older. In April 2016, we launched QUINSAIR in Germany and Denmark, and plan to continue our European launch through 2017, and anticipate launching in Canada in the second half of 2016. We also plan to initiate a clinical study for MP-376 in bronchiectasis in 2016. QUINSAIR is not approved in the United States, and we may not market or commercialize QUINSAIR in the United States for any indication unless we receive FDA approval, which we may not be able to obtain.

Clinical Development Programs

Our two active clinical development programs utilize RP103, which contains the same active pharmaceutical ingredient as PROCYSBI, cysteamine bitartrate. RP103 and PROCYSBI both utilize our proprietary capsule formulation containing delayed-release enteric coated microbeads of cysteamine bitartrate. Cysteamine bitartrate was approved in the United States in 1994 and the EU in 1997 as an orally available immediate-release powder in a capsule for the management of cystinosis. We have an exclusive worldwide license from the University of California, San Diego (“UCSD”), to delayed-release cysteamine bitartrate, which is the basis for our proprietary formulation of cysteamine. We currently have product candidates in clinical development designed to potentially treat Huntington’s disease (“HD”) and mitochondrial disorders, including Leigh syndrome. We announced in September 2015, based on information then available, that we would not advance our program for the treatment of pediatric non-alcoholic steatohepatitis (NASH) with RP103 after topline results from a Phase 2b trial which failed to show efficacy as measured by the trial’s primary endpoints.  Unless the full data set, which we expect to receive later this year, provides a compelling rationale for us to continue the NASH program, our decision will remain unchanged.

Preclinical Product Candidates

Our preclinical programs, for which we may seek development partners in the future, include RP105 and RP106 being developed for a variety of rare diseases.

Future Activities

Over the remainder of the fiscal year, our efforts will be focused on increasing sales of PROCYSBI in the United States and Europe and continuing to provide comprehensive reimbursement and adherence support to commercial cystinosis patients in the United States; launching or providing access to PROCYSBI in other countries in the EEA and other select countries around the world; conducting a clinical trial to evaluate PROCYSBI in cysteamine-naïve cystinosis patients, as well as other supporting trials in underdeveloped markets; screening for undiagnosed and unidentified adult nephropathic cystinosis patients; regulatory pathways for the potential treatment of HD while exploring potential non-dilutive funding and partnership opportunities; working towards an NDA submission with FDA for QUINSAIR for cystic fibrosis; continuing our launch of QUINSAIR in additional countries in Europe in 2016 and potentially launching in Canada in the second half of 2016; preparing to pursue clinical programs in  bronchiectasis; preparing for potential clinical studies of RP103 in new therapeutic indications; supporting our novel preclinical programs; seeking additional business development partners for one or more of our product candidates; and developing new preclinical, clinical and or commercial opportunities, including novel proprietary product candidates, technologies or products identified and acquired through business development activities.

Results of Operations – Three and Six Months Ended June 30, 2016 and 2015

Revenue

Sales of PROCYSBI in the US commenced in June 2013 with sales in Europe commencing in April 2014. Sales of QUINSAIR commenced in April 2016. For the three months ended June 30, 2016 and 2015, we recognized $32.0 million and $23.3 million, respectively, in global net product sales.  For the six months ended June 30, 2016 and 2015, we recognized global net sales of $59.5 million and $43.8 million, respectively. The increase in product revenue of $15.7 million or 36% for the six months ended June 2016 compared to the same period in 2015, was primarily attributable to continued market penetration of PROCYSBI worldwide.

Cost of Sales

Cost of sales primarily includes: raw materials and manufacturing costs for our commercial products PROCYSBI and QUINSAIR, amortization of licensing milestone payments, royalty fees on our net product sales, other indirect costs such as distribution, labeling, shipping and supplies, and provision for inventory expiration. Costs capitalized as inventory are expensed as cost of sales as product is sold.

Cost of sales for the three months ended June 30, 2016 and 2015 were $4.9 million and $2.6 million, respectively.  Cost of sales for the six months ended June 30, 2016 and 2015 were $9.3 million and $6.4 million, respectively. The increase in cost of sales was primarily attributable to an increase in direct costs and royalties on increased sales of PROCYSBI, and the first sales of QUINSAIR.

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

Research and development expenses increased approximately 32.0% to $15.7 million for the three months ended June 30, 2016 from $11.9 million during the three months ended June 30, 2015 and approximately 4.5% to $29.7 million from $28.4 million during the six months ended June 30, 2015.  The increased expense for both the three and six month period was primarily due to increased activities associated with our product portfolio, supporting the launch of QUINSAIR in the EU and related to preparation for a potential NDA filing for QUINSAIR in a cystic fibrosis indication in the US.Detail of Research and Development Expenses

	For Three Months Ended June 30,			For Six Months Ended June 30,
(In millions)	2016	Change from 2015, %	2015	2016	Change from 2015, %	2015
RP103:
Cystinosis (pre-commercial and extension)	$5.1	-6%	$5.4	$9.9	-34%	$15.1
HD (clinical)	0.6	-25%	0.8	1.7	-19%	2.1
NASH (clinical)	0.1	-91%	1.1	(0.2)	-108%	2.6
Mitochondrial	1.2	71%	0.7	2.2	5%	2.1
Cystic fibrosis	3.9		—	7.3		—
Discovery	0.6	-50%	1.2	1.2	-45%	2.2
Other programs	0.5	67%	0.3	0.8	100%	0.4
R&D personnel and other costs not allocated to programs	3.7	54%	2.4	6.8	74%	3.9
Total Research and Development Expenses	$15.7	32%	$11.9	$29.7	5%	$28.4

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

Selling, general and administrative expenses increased approximately 17.4% to $20.9 million for the three months ended June 30, 2016 from $17.8 million in the three months ended June 30, 2015. The $3.1 million increase was primarily attributable to an increase in employee compensation and related expenses, marketing and commercial launch expenses to support a new product launch of $2.9 million, partly offset by a decrease in board of directors compensation expense of $1.7 million.

Selling, general and administrative expenses increased approximately 26.5% to $41.3 million for the six months ended June 30, 2016 from $32.6 million in the six months ended June 30, 2015. The $8.7 million increase was primarily attributable to an increase in employee compensation related expense of $4.1 million, an increase in consulting and professional fees of $1.6 million, an increase in marketing and commercial launch expenses to support a new product of $4.6 million, offset by a decrease in board of directors compensation expense of $2.1 million.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 was $4.3 million and $4.8 million, respectively. Interest expense for the six months ended June 30, 2016 and 2015 was $9.3 million and $9.3 million, respectively. Interest expense consisted primarily of interest on the debt principal outstanding of $60.0 million of convertible notes and interest payable pursuant to our note with HC Royalty.

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

PROCYSBI is currently available for U.S. distribution from our U.S. specialty pharmacy partner, the Accredo Health Group, Inc. (“Accredo”) which is currently our only U.S. customer and ships directly to patients. PROCYSBI is not available in U.S. retail pharmacies. Revenue was recognized in the United States at the point of sale to the specialty pharmacy. Our commercial launch in the EU commenced in April 2014, with the Almac Group, Ltd. (“Almac”) as our distributor. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by our distributor on our behalf.

QUINSAIR is currently available for EU distribution from Almac. Revenue is currently recognized in the EU once confirmed orders from the pharmacies have been shipped and invoiced for payment by our distributor on our behalf.

The Company records revenue net of expected discounts, distributor fees, and rebates, including government rebates such as Medicare and Medicaid in the United States. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payor and payor mix information, which is estimated based on historical claim levels in the United States and in Europe and the government-mandated discount rates applicable to government-funded programs. The allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter the changes are known.

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

Upon launching PROCYSBI in mid-June 2013 in the United States and April 2014 in the EU, we began recognizing cost of sales. Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; product shipping and handling costs; and amortization of licensing approval milestone payments and licensing royalties payable to UCSD. QUINSAIR was approved in the EU and Canada in 2015.  We began marketing QUINSAIR in Germany and Denmark in April 2016 and are continuing to launch QUINSAIR in additional countries in the EU in 2016, and anticipate its potential launch in Canada in the second half of 2016.

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

We identify uncertain tax positions and record or disclose any resulting potential tax liability based upon whether the position is more likely than not sustainable upon examination. We consider proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law and negotiations between tax authorities of different countries concerning our transfer prices or intellectual property transfers. As of June 30, 2016, we had identified no uncertain tax positions.

We file U.S. Federal, California, various other state and other income tax returns and various foreign country income tax returns. We are currently not subject to any income tax examinations. Due to our net operating losses, all tax years generally remain open in each jurisdiction.

Liquidity and Capital Resources

Capital Resource

As of June 30, 2016, we had $124.2 million in cash and cash equivalents, of which $6.5 million is held by our foreign subsidiaries, $43.9 million in current liabilities and $112.9 million of net working capital. During the year ended December 31, 2015, we completed a public offering of 10.925 million shares of our common stock for net proceeds of $92.0 million, raised $0.3 million net proceeds from warrant exercises and $7.5 million net proceeds from stock option exercises and our employee stock purchase plan. We believe that our cash balance as of June 30, 2016 will be sufficient to meet our projected operational requirements and obligations into 2018.

	June 30,	December 31,
	2016	2015
	(in thousands, except financial metrics data)
Cash and cash equivalents	$124,239	$157,352
Restricted cash	$1,367	$1,055
Accounts receivable, net	$15,727	$13,267
Total current assets	$156,786	$181,399
Total current liabilities	$43,923	$39,455
Working capital surplus (a)	$112,863	$141,944
Days sales outstanding (“DSO”) (b)	45	60
Current ratio (c)	3.6	4.7

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the second quarter multiplied by 91 days.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash Used In Operating Activities

Cash used in operating activities was $27.1 million for the six months ended June 30, 2016 as compared to $21.2 million for the same period in 2015.  The activity for 2016 was primarily attributable to a net loss of $55.6 million adjusted for non-cash items consisting of impairment of intangible assets of $39.6 million, stock-based compensation expense of $5.3 million and depreciation and amortization of $1.6 million offset by a decrease in the fair value of contingent consideration of $14.7 million and $4.1 million of net cash outflow related to changes in operating assets and liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2016 consisting of $0.6 million for the purchase of property and equipment and an increase in restricted cash of $ 0.3 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $5.3 million for the six months ended June 30, 2016 which consisted of $6.0 million of principal payments on debt offset by $0.7 million of proceeds from the issuance of stock options and shares under the our employee stock purchase plan. This is compared to $94.8 million in cash provided by financing activities for the same period in 2015, primarily due to a $98.3 million financing in 2015 and $5.4 million of proceeds from the exercise of stock options and issuance of shares under our employee stock purchase plan.

Future Funding Requirements

We will need to raise additional capital either through the sale of equity or debt to fund our operations and to, among other activities, continue to commercialize PROCYSBI, to commercialize QUINSAIR and to develop RP103 and MP-376 for the potential treatment of other indications. Our future capital requirements may be substantial, and will depend on many factors, including:

•	The continuing sales of PROCYSBI in the United States, Europe and other international markets;
•	The success of the launch of QUINSAIR in additional countries in Europe and potentially in Canada;
•	The ongoing costs of establishing and maintaining sales and marketing capabilities in the United States, Europe and other international markets for PROCYSBI and QUINSAIR;
•	Our ability to negotiate reimbursement and pricing of PROCYSBI and QUINSAIR in various countries outside of the United States;
•	The cost of our manufacturing-related activities in support of PROCYSBI, QUINSAIR, MP-376 and RP103;
•	The cost of activities and outcomes related to the regulatory submission of cysteamine bitartrate delayed-release capsules in Canada;

•	The cost of additional clinical trials in order to obtain regulatory approvals for PROCYSBI in Canada and for MP-376 in the United States, and for additional indications outside the United States;
•

The timing and cost of our ongoing clinical programs for RP103, including: evaluating PROCYSBI in treatment-naïve cystinosis patients, and other supportive studies; evaluating RP103 as a potential treatment for Leigh syndrome and other mitochondrial disorders;

•	The cost of regulatory submissions, as well as the preparation, initiation and execution of clinical trials of MP-376 in BE;
•	The cost of filing, continuing surveillance, prosecuting, defending and enforcing existing or new patent claims; and
•	The outcome of our efforts to strategically partner RP103 for HD and the future efforts to strategically partner or out-license one or more of our other candidates.

There can be no assurance that we will be successful in raising sufficient funds when needed. Additional financing may not be available in amounts or on terms satisfactory to us or at all.

Commitments and Contingencies

We maintain several contracts with drug labelers and distributors, research organizations, contract manufacturers, clinical organizations and clinical sites, primarily to assist with clinical research, clinical and commercial manufacturing of PROCYSBI and QUINSAIR and clinical manufacturing for our HD clinical collaborations and our clinical study of RP103 in Leigh syndrome and other mitochondrial disorders.  Our contractual obligations have not materially changed during the six months ended June 30, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016 as amended by Amendment No. 1 to our Annual Report on form 10-K, filed with the SEC on April 29, 2016.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks during the six months ended June 30, 2016 have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, as amended by Amendment No. 1 to our Annual Report on form 10-K, filed with the SEC on April 29, 2016, and our quarterly report of Form 10-Q filed on May 5, 2016.

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

To date, our net revenue and operating results have substantially depended on PROCYSBI's commercial success. We have marketing authorization to commercialize PROCYSBI for the management of nephropathic cystinosis in adults and children two years and older in the United States and for the treatment of proven nephropathic cystinosis in the European Economic Area (“EEA”).  We have marketing authorization to commercialize QUINSAIR for the treatment of Pseudomonas aeruginosa in adult cystic fibrosis patients in Canada and Europe and commenced sales of QUINSAIR in Germany and Denmark in April 2016. We are currently marketing QUINSAIR in several European states. We have no assurance of securing reimbursement or subsequently launching PROCYSBI or QUINSAIR in additional countries in the EEA, nor do we have any assurance of securing reimbursement for QUINSAIR in Canada at levels adequate to ensure successful commercialization in that market. QUINSAIR is not approved for marketing for any indication in the United States. We believe that our results of operations and, in particular, our net product sales will affect the trading price of our common stock substantially. If our product sales do not meet market expectations, our stock price may significantly decrease.

Our ability to successfully commercialize our current and any other future drug products will depend on multiple factors, including:

•	our ability to provide acceptable evidence of the safety and efficacy of our products;
•	compliance with regulatory requirements, including fulfilling post-approval commitments;
•	our ability to obtain approval by regulatory agencies in other countries, including appropriate product labeling;
•	the effect of current and future healthcare laws;
•	the manufacture and supply of adequate quantities of our products in compliance with current good manufacturing practices as needed to meet commercial demand;
•	the ongoing availability of a sufficient supply of base units, nebulizers and hand-held devices used for the administration of QUINSAIR and which are obtained from a single source supplier;
•	adequate coverage and reimbursement for our products from commercial health plans and government health programs, which we refer to collectively as “third-party payors”;
•	our ability to obtain acceptable prices in EEA countries and other select territories, including acceptable reimbursement at the territory-specific price;
•	limitations or warnings currently contained in or as may later be required in approved labeling and the breadth of product labeling or product insert requirements;
•	our ability to identify previously undiagnosed nephropathic cystinosis patients;

•	our ability to enter into agreements with wholesalers, distributors and pharmacies on commercially reasonable terms; and
•	the protection, development and maintenance of intellectual property and other commercial product protection for our products.

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

Our current and any future drug products may not attain or maintain market acceptance among physicians, patients, patient families, third-party payors or the healthcare community. We believe that the degree of market acceptance and our ability to generate significant product sales of our current and any future drug products will depend on a number of factors, including:

•	the efficacy, safety, availability and ease of administration of our products relative to alternative treatments and to current and evolving standards of care in the healthcare community;
•	the price of our products, both in absolute terms and relative to the quality of therapeutic benefits and price of alternative treatments;
•	the timing of market introductions of our products and product lines relative to competitive treatments;
•	the effectiveness of the response of competitors to our marketing strategies and programs;
•	the nature of publicity related to our products relative to the publicity related to our competitors’ products;
•	the prevalence and severity of adverse side effects of our current and any future products relative to competitive products;
•	good patient compliance to therapy;
•	availability of coverage and adequate reimbursement from third-party payors;
•	provision of affordable out-of-pocket costs to patients and/or other programs to ensure patient access to our products; and
•	our identification of currently diagnosed and undiagnosed patients and the continued growth of the cystinosis and cystic fibrosis markets and the markets for any other future products.

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

The amount of our product sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries and with respect to QUINSAIR sales in Canada, upon pricing and reimbursement decisions of the responsible provincial authority and pan-Canadian Pharmaceutical Alliance, which may not be at acceptable levels to us.

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

Even after we achieve regulatory approvals, we are subject to ongoing obligations and continued regulatory review with respect to many aspects of our operations, including our manufacturing processes, labeling, packaging, distribution, storage, adverse event monitoring and reporting, dispensation, advertising, promotion and recordkeeping. These obligations include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration and continued compliance with good manufacturing practices, or GMPs, good clinical practices, or GCPs, good pharmacovigilance practice, or GVPs, good distribution practices, or GDPs, and good laboratory practices, or GLPs. For example, in the first quarter of 2016, we completed the implementation of corrective and preventive actions related to our pharmacovigilance system to address findings issued in August 2015 following a routine inspection from a European regulatory authority in June 2015 and our own internal reviews of our internal processes.

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

Moreover, existing regulatory approvals and any future regulatory approvals that we obtain will be subject to limitations on the approved indicated uses and patient populations for which our products may be marketed, the conditions of approval, requirements for potentially costly, post-market testing and requirements for surveillance to monitor the safety and efficacy of the products. In the EEA, the advertising and promotion of pharmaceuticals is strictly regulated. The direct-to-consumer promotion of prescription pharmaceuticals is not permitted, and some countries in the EEA require the notification and/or prior authorization of promotional or advertising materials directed at healthcare professionals. The FDA, European Medicines Agency (“EMA”), EC and other authorities in the EEA countries strictly regulate the promotional claims that may be made about prescription products, and our product labeling, advertising and promotion are subject to continuing regulatory review. Physicians nevertheless may prescribe our products to their patients in a manner that is inconsistent with the approved label or that is off-label. In Canada, the labeling, advertising and promotion of prescription drugs is also strictly regulated and is subject to continuing review. Direct-to-consumer advertising of prescription drugs is permitted, but no representation can be made other than the brand name, the proper name, the common name and the price and quantity of the drug. Health Canada strongly recommends that advertisers seek approval by specified advertising preclearance agencies. Positive clinical trial results in any of our product development programs increase the risk that approved pharmaceutical forms of the same active pharmaceutical ingredients may be used off-label in those indications. Our investigational product candidate RP103 is comprised of the same active pharmaceutical ingredient (“API”) as PROCYSBI, and MP-376 is comprised of the same API as QUINSAIR. If we are found to have improperly promoted off-label uses of approved products, we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

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

If we are unable to obtain regulatory approvals necessary to expand the use of RP103 or MP-376 for additional therapeutic indications or geographic territories, or are unable to obtain regulatory approval for other product candidates, we may delay or terminate some of our product development activities. This would adversely affect the long-term value of RP103, MP-376 or other product candidates as well as our growth prospects.

The research, testing, manufacturing, clinical development, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and by similar foreign governmental regulatory entities. We are not permitted to market any of our drug product candidates unless we obtain and maintain appropriate marketing approvals from regulatory agencies in each of the markets in which we intend to market our products. Once approved, we may only market our products for the specific uses that are reflected in the product’s approved labeling. A product’s approved labeling may contain limitations or warnings or may be for different patient populations or for fewer or more limited indications than we request in our pre-market approval application, which could result in limiting reimbursement, access for intended use or the commercial profile of a drug. In the United States, we are permitted to market the API of RP103 in the formulation of a final drug product and in the doses approved under the brand name PROCYSBI only for the management of nephropathic cystinosis in adults and children two years and older. We are permitted to market PROCYSBI in the EEA as an orphan medicinal product for the treatment of proven nephropathic cystinosis. MP-376 has been approved for marketing in Canada and the European Union (“EU”) under the specific indication as a medicinal product for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults 18 years and older with cystic fibrosis. Neither RP103 nor MP-376 has been approved in any other market or for any other disease indication. There can be no assurance that we will obtain regulatory approval for any other uses for our product candidates or that, even if we obtained additional approvals, we would be able to commercialize the product candidates successfully.

A new drug application (“NDA”), submitted to the FDA, a marketing authorization application (“MAA”), submitted to the EMA, or a New Drug Submission ("NDS"), submitted to Health Canada, must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls. This information must demonstrate the safety and efficacy of the applicable product candidate for the management of each individual indication to the satisfaction of the applicable regulatory authority. Obtaining approval of an NDA, MAA, NDS or any other filing for marketing authorization in a foreign country for a drug product candidate is an extensive, expensive and uncertain process. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The FDA, EC, EMA, Health Canada  or other regulatory authorities may delay, limit or deny approval of RP103, MP-376 or any future drug product candidates for many reasons, including:

•	the results of clinical trials may not meet the level of statistical or clinical significance required by regulatory authorities for approval;
•

regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, and they may change the requirements for approval even after having reviewed and commented on the design for our clinical trials;

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

On July 12, 2016 we received a notice of deficiency ("NOD") from Health Canada dated July 11, 2016 relating to the NDS we submitted for PROCYSBI in January 2016. The NOD states that information provided in the NDS is insufficient for Health Canada to complete its review.  Health Canada's review of our NDS will re-commence upon its acceptance of our response to its notice.  If we do not respond within 90 days or do not provide a satisfactory response to Health Canada, PROCYSBI's priority review status would be revoked and the NDS would be reviewed on a standard timeline. If Health Canada accepts our response to the NOD as complete, its decision as to whether to grant marketing approval for PROCYSBI for the treatment of nephropathic cystinosis will be delayed from the date we initially expected to receive it when Health Canada accepted our NDS with priority review.

With respect to QUINSAIR, the FDA has indicated in previous written communications from the 2013 pre-NDA meeting with the drug's previous sponsor that it believes the data submitted in connection with EMA’s subsequent approval of MP-376 for the management of chronic pulmonary infections due to Pseudomonas aeruginosa in adults with cystic fibrosis does not provide substantial evidence of efficacy and safety to support FDA approval of MP-376 for treatment of patients with cystic fibrosis. The FDA identified a number of limitations with the design of the Phase 3 trial (MPEX-209) upon which approval of QUINSAIR in the EU and Canada was based that, in the FDA’s view, impacts its ability to be used as a pivotal efficacy study. The FDA also previously indicated that the pivotal Phase 3 study (MPEX-207) missed its primary endpoint and questioned whether patients in the study achieved any overall benefit.   It is possible that additional studies or analyses may be required prior to our submission of an NDA for approval of MP-376 for treatment of Pseudomonas aeruginosa in adults with cystic fibrosis. In the second quarter of 2016, we met with FDA to discuss our planned NDA. The FDA had several questions related to the MPEX-209 study, and they asked us to submit information prior to our submission of an NDA.  We submitted data in response to the FDA's request, and we have requested a follow-up teleconference to discuss the FDA's assessment of that information.  Until we have that teleconference, and potentially additional discussions, we cannot be certain whether additional studies or analyses may be required prior to our submission of an NDA for approval of MP-376 for the treatment of Pseudomonas aeruginosa in adults with cystic fibrosis.

If the FDA recommends that we provide further additional data or conduct additional studies in support of an NDA, our submission may be delayed, and we may incur higher costs associated with the filing than we had originally anticipated. Further, even if we are able to provide all data that may be requested by the FDA, there can be no assurance that our NDA will be approved.

If we fail to gain regulatory approval for RP103 or MP-376 for other indications, in additional geographic jurisdictions, or for our other future drug product candidates, we will have to delay or terminate some or all of our research product development programs, and our business, results of operations and financial condition will be materially adversely affected.

We do not have internal manufacturing capabilities. In the near term, we expect to continue to rely on a single source supplier for our API for PROCYSBI and a single third-party manufacturer for the conversion to finished commercial drug product. Similarly, we utilize single source suppliers for the QUINSAIR API, drug product and delivery device. We also rely on single-source third parties for the distribution and pharmaceutical services of PROCYSBI in the United States and for QUINSAIR and PROCYSBI in Europe. If we are unable to rely on these third parties, our revenue will be delayed or diminished and our business, results of operations and financial condition will be materially adversely affected.

We do not own or operate manufacturing facilities and currently lack the in-house capability to manufacture our current products or product candidates. As a result, we currently contract with external contract manufacturing organizations (“CMOs”) for commercial and clinical quantities of our products for the indications under development. We rely on a single source supplier for our cysteamine API. While we have additional manufacturing support with a second provider for supply of PROCYSBI, if needed, we plan to continue to rely on a single third-party manufacturer. We also rely on single source suppliers for the MP-376 API and drug product and the base units, nebulizers and hand-held devices used for the administration of QUINSAIR. Our ability to obtain sufficient quantities of PROCYSBI and RP103 is constrained by limited supplies of raw materials and the limited capacity and output of these third parties. Furthermore, any reduction, delay or interruption in our supply of APIs from the single source supplier or of our supply of finished goods from our CMOs could result in significant additional operating costs, interruptions in product supply, delays in sales of PROCYSBI, delays in the staged commercial launch of QUINSAIR, and delays in developing RP103 and MP-376 for additional indications. In addition, supply arrangements from alternative sources not currently under contract may not be available on acceptable economic terms, if at all.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical products have stringent specifications for product quality including stability that must be maintained within product specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production volume to commercial requirements as more batches are produced and usually at greatly increased scale per batch. Assessing process capability takes time after launch of a pharmaceutical product as process experience grows with manufacturing experience and products are periodically evaluated for improvements or specification revisions. Moreover, cysteamine bitartrate is difficult to manufacture because the molecule is labile and can be sensitive to process and stability conditions. Difficulties may arise related to internal processes, production costs and yields, quality control, including stability of the product and quality control testing, sourcing scarcities, resource constraints, equipment problems, shortages of qualified personnel, labor disputes, severe weather events, unstable political environments or financial difficulties at foreign facilities, as well as compliance with strictly enforced federal, state and foreign regulations. Manufacturers may breach their agreements with us or may commence litigation against us or may terminate or decline to renew their agreements with us, whether due to our breach of the relevant agreements or based on their own business priorities. In addition, due to our small patient population, the manufacture of our drug may be given lower priority on the production line if manufacturing priority is decided by scale. As a result of these issues, contract manufacturers may decide that the business risk associated with products such as ours is not justified.

Manufacturers and suppliers are subject to regulatory requirements covering, among other things, manufacturing, process controls, testing, quality control and record keeping and are subject to ongoing inspections by regulatory agencies. We have no direct control over the ability of our contract manufacturing parties to maintain adequate quality control, quality assurance and qualified personnel, and while final outputs are reviewed by our own internal quality control, we depend on our third-party suppliers and manufacturers for compliance with the FDA’s current cGMP requirements and other FDA requirements, the Drug Enforcement Administration’s regulations and other rules and regulations prescribed by applicable non-U.S. regulatory authorities. If our contract manufacturing partners cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to supply manufactured product to us and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities, and we may experience long delays and interruptions to our manufacturing supply and increased costs.

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

We also rely on a third-party logistics provider, wholesaler/distributer and specialty pharmacy to distribute PROCYSBI to patients in the United States and to pharmacies in the EEA and to collect from insurance companies and government agencies in the United States and from pharmacies in the EEA. In the United States, all of these services have now been consolidated to be provided by subsidiaries of a single parent company. We are reliant on a similar network of third-party services providers to distribute and dispense QUINSAIR in Europe and plan to distribute QUINSAIR using the same third-party service provider model in Canada. Our ability to collect from a particular logistics provider is not only subject to such provider’s credit worthiness but is also dependent, in part, on its ability to arrange for full reimbursement from third-party payors. The outsourcing of our distribution function is complex, and we may experience difficulties that could reduce, delay or stop shipments of our products. If we encounter such distribution problems, and we are unable to quickly enter into a similar agreement with another specialty distributor on substantially similar terms, if at all, the distribution of our products could become disrupted, resulting in reduced revenues, healthcare provider dissatisfaction and/or patient dissatisfaction, which may materially adversely affect our business, results of operations and financial condition.

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

The prescribing information for both PROCYSBI and QUINSAIR include several warnings relating to observed adverse reactions of the active pharmaceutical ingredient usage. The FDA may require products approved under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) to bear the same or similar warning statements as the reference product used in the approval. We expect to update adverse reactions listed in the prescribing information for our products based on continued commercial use and additional clinical trials. If additional adverse reactions emerge, or if there is a pattern of severe or persistent previously observed side effects in the relevant patient populations, the FDA, the EMA, Health Canada or other regulatory agencies could modify or revoke our marketing approvals, require us to modify our labels or require us to suspend production or require a product recall, or we may choose to withdraw a product from the market.

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

Under the Prescription Drug User Fee Act, the FDA seeks to respond to NDAs within 10 months of the filing date, but this timeframe may be shortened or extended. For example, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In addition, FDASIA established a new category of drugs referred to as “breakthrough therapies,” which are defined as drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Similarly, the FDA may designate a drug candidate eligible for priority review, in which case the agency seeks to respond to the NDA within six months. However, in each of these cases in which the FDA endeavors to provide an expedited review process for potential products that may address unmet needs, the timeline may be extended if the FDA determines during the course of its review that it requires additional data to be submitted by the sponsor. In the future, we may request breakthrough designation, fast track designation or priority review from the FDA for our other drug product candidates, but there can be no assurance that we will obtain such designations. Moreover, even if we obtain breakthrough designation, priority review or fast track designation from the FDA, the designations do not guarantee that the FDA will approve our NDA, that the development program or review timeline will ultimately be shorter than if we had not obtained the designations or that the FDA will not request additional information, including additional clinical studies, during its review.

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

Sales of our products outside of the United States are also subject to foreign regulatory requirements governing clinical trials, manufacturing and marketing approvals. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of our product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials or manufacturing and control requirements. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In many cases, the price that we propose to charge for our products is also subject to approval by individual countries before we can launch our product candidates in those countries. Obtaining foreign regulatory approvals, complying with foreign regulatory requirements and gaining approved pricing and reimbursement could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. For example, we recently received an NOD with respect to the NDS for PROCYSBI that we submitted to Health Canada in January 2016 which we expect will delay a ruling by Health Canada on the NDS. See the risk factor titled "If we are unable to obtain regulatory approvals necessary to expand the use of RP103 or MP-376 for additional therapeutic indications or geographic territories, or are unable to obtain regulatory approval for other product candidates, we may delay or terminate some of our product development activities. This would adversely affect the long term value of RP103, MP-376 or other product candidates as well as our growth prospects." Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

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

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or if the product would be a significant benefit to those affected). In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition as well as when it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product without incentives. An EU orphan drug designation entitles a party to financial incentives such as reduced fees or fee waivers, and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met after five years, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An applicant must request orphan drug designation before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Even though we have been granted orphan drug designation in the United States and in the EU prior to the approval of RP103 for the treatment of Huntington’s Disease (“HD”), and even if we obtain orphan drug designation for our future drug product candidates, we may not fulfill the criteria for exclusivity, or we may not be the first to obtain marketing approval for any orphan indication. Further, even if we obtain orphan drug exclusivity for a particular product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective, if a subsequent product is deemed clinically superior or if the manufacturer is unable to deliver sufficient quantities of the drug. Canada does not award exclusivity on the basis of orphan drug status. However, in Canada, innovative drugs approved for an indication that contain a medicinal ingredient not previously approved by Health Canada that are not variations of a previously approved drug are eligible for eight years of data and marketing exclusivity. An additional six-month extension is available if the NDS, or a supplement filed within the first five years of the beginning of the data exclusivity term, contains results that would provide a benefit to pediatric populations. We applied for data exclusivity for PROCYSBI when we submitted our NDS to Health Canada and will be notified as to whether such exclusivity has been granted when Health Canada determines whether to approve PROCYSBI. There can be no assurance that Health Canada will grant data and marketing exclusivity for PROCYSBI, even if it approves PROCYSBI for marketing.

Because the extent and scope of patent protection for some of our drug products may be particularly limited, orphan drug designation is especially important for those products and we plan to rely on the orphan or other regulatory exclusivity period to maintain a competitive position. However, if we do not obtain and/or maintain orphan drug exclusivity for our drug products, or if our drug products do not have strong patent protection, our competitors may sell the same drug to treat the same condition, possibly at lower prices, and our revenues will be reduced. Also, without strong patent protection, competitors may sell a generic version of our products upon the expiration of orphan exclusivity if our patent position is not upheld or physicians may prescribe a generic version of our product off-label when our orphan status or marketing exclusivity has expired with respect to one indication, but not others.

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

No clinical data have been generated for the use of MP-376 to treat non-cystic fibrosis bronchiectasis (“BE”) or non-tuberculous mycobacteria infection (“NTM”).

We plan to pursue a Phase 2 clinical trial of MP-376 for use in the indication of BE not associated with cystic fibrosis in 2016 and also plan to prepare to support its further clinical development in the treatment of pulmonary NTM, based on third-party data generated pertaining to the susceptibility of certain pathogens to treatment with levofloxacin and other fluoroquinolone molecules. No clinical data have been generated with MP-376 in patients with BE or with NTM infections, either by us or by other parties. This creates substantial uncertainty as the efficacy of MP-376 in these indications. Successful completion of well-controlled clinical trials of adequate size and design is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of MP-376 or any other potential product candidate in these indications. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical testing or clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products from regulatory authorities.

The approval of any product or product candidate in any given market does not ensure approval in any other market.

In order to market any product candidate for a specific indication, we must establish and comply with numerous regulatory requirements on a country-by-country basis regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, and additional administrative review periods. As a result, international regulatory requirements could delay or prevent the introduction of our products and product candidates across different countries. For example, approval of QUINSAIR for use in cystic fibrosis patients with Pseudomonas aeruginosa in the EU and Canada does not ensure approval by the FDA or regulatory authorities in other countries or jurisdictions, nor does it ensure approval for the same conditions of use; nor does approval of PROCYSBI for use in nephropathic cystinosis patients in the United States and the EEA ensure its approval in Canada. Further, seeking U.S. regulatory approval for QUINSAIR for a specific indication could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products and product candidates will be unrealized.  See also the risk factor titled "If we are unable to obtain regulatory approvals necessary to expand the use of RP103 or MP-376 for additional clinical indications or geographic territories, or are unable to obtain regulatory approval for other product candidates, we may delay or terminate some of our product development activities. This would adversely affect the long-term value of RP103, MP-376 or other product candidates as well as our growth prospects."

We have contractual obligations to Tripex to conduct certain regulatory and development activities with respect to QUINSAIR. Delays or other factors that prevent us from completing these regulatory and development activities may put us in breach of our obligations to Tripex.

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

PROCYSBI, QUINSAIR and clinical development of RP103 and MP-376 target rare diseases with small patient populations, including cystinosis, cystic fibrosis, mitochondrial disorders including Leigh Syndrome, NTM, BE and HD. To successfully commercialize a drug product for these indications, we must identify patients and a targeted prescriber base for each drug product. Due to small patient populations, we believe that we need to have significant market penetration to achieve meaningful revenues. In addition, the per-patient prices at which we sell our current products for these indications will need to be relatively high in order for us to generate meaningful gross and net operating profits because we must recoup our investment in our product development programs, which programs often require ongoing investment after a product’s approval. Patients who discontinue therapy or do not fill prescriptions are not easily replaced by new patients because of the limited patient populations. There can be no assurance that we will successfully obtain or maintain sufficient market share or per-patient prices. Because our current potential target populations are very small, even if we obtain significant market share for our current or future products and product candidates, we may never achieve profitability despite obtaining such significant market share.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by the Centers for Medicare & Medicaid Services (“CMS”), and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including PROCYSBI, that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, on February 1, 2016, CMS published a final rule that revised certain requirements involved in the calculation of prices we report in connection with our participation in government reimbursement programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, is reliant on states submitting invoices based on utilization, and we must utilize estimates to accurately accrue for such rebates. There is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. States may also be able to submit invoices for 100% of the allowable rebate amount based on units dispensed, regardless of their financial contribution to reimbursing each claim. A state may thus invoice us for the full rebate amount in situations where that state is the secondary, or back-up, reimbursing entity. It is therefore difficult, and not always possible, to correlate individual past sales to Medicaid rebate invoices.  As a result of these factors, actual results may differ from our estimated allowances for rebates.  Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. We will adjust our estimates and accruals as necessary to reflect our historical claim levels by state, in accordance with management's judgment. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Further, third-party payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, AMP or actual acquisition cost, and for cost-benefit analyses with comparable drugs. Although the changes to reimbursement methodologies are generally intended to limit payment increases, it is difficult to project the impact of these and other alternative reimbursement methodologies on the willingness of payors to reimburse for our products and any product candidates that we may develop. To date, PROCYSBI generally has been covered and reimbursed commercially in the United States and the select countries in which we have sold PROCYSBI worldwide, but we do not know whether third-party payors will continue to cover and reimburse PROCYSBI in these markets or at the level PROCYSBI is currently covered, will reimburse PROCYSBI in other EEA countries or will reimburse our future products until we enter into payor negotiations. Further, we have recently filed for marketing approval for PROCYSBI in Canada.  Even if such approval is obtained, we must negotiate pricing and reimbursement and cannot be assured of obtaining levels that are acceptable to us.  If coverage and reimbursement are not available or limited, or reimbursement is available only at limited levels, our business, results of operations and financial condition will be materially adversely affected. In addition, we have only recently launched sales of QUINSAIR in certain European states and anticipate launching QUINSAIR in Canada and are in ongoing negotiations with respect to pricing and reimbursement in Canada and additional countries in Europe. There can be no guarantee that we will achieve our target pricing for QUINSAIR. See also the risk factor titled “The amount of our product sales in the EEA is dependent in part upon the pricing and reimbursement decisions adopted in each of the EEA countries, and with respect to QUINSAIR sales in Canada, upon pricing and reimbursement decisions of the responsible provincial authority and pan-Canadian Pharmaceutical Alliance, which may not be at acceptable levels to us.”

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

Other legislative and regulatory changes have also been proposed and adopted in the United States since the enactment of the Affordable Care Act. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These automatic reductions included aggregate reductions of Medicare payments to providers of 2%. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a material weakness related to our inventory costing and overhead allocations for our commercial product PROCYSBI and determined that our review of our inventory costing and overhead allocations were not performed at a sufficiently detailed level to detect errors in our inventory and related accounts. With the oversight of management and our Audit Committee, we addressed the root causes of the material weakness identified in 2014. Based on the results of management’s internal controls assessment during 2015, it considers the material weakness to have been remediated (in the fourth quarter of 2015). There can be no assurance that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we fail to maintain improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements or adversely affect the results of periodic management evaluations and annual auditor attestation reports. We could be required to restate our financial results.  Each of the foregoing results could cause stockholders to lose confidence in our reported financial information and lead to a decline in our stock price and to stockholder litigation.

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

The active ingredient in QUINSAIR, levofloxacin, is currently subject to several pending product liability claims. We may have to defend against liability claims related to QUINSAIR or any other of our products in the future. Although we currently carry product liability insurance, it may not be sufficient to cover all or a significant amount of any claims. We may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. Regardless of the merits or eventual outcome, product liability claims may result in decreased demand for our product candidates, injury to our reputation, withdrawal of clinical trial participants and inability to continue clinical trials, costs to defend the related litigation, diversion of management’s time, substantial monetary awards to trial participants, or patients, regulatory investigations, product recalls or withdrawals, labeling, marketing or promotional restrictions and loss of revenue, any of which may materially adversely affect our business, results of operations and financial condition.

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

In connection with the commercial launch of PROCYSBI in new territories in Europe and the recent launch of QUINSAIR in Europe, we expect to continue to expand our operations and add personnel in Europe. In addition, we anticipate launching QUINSAIR in Canada and anticipate that PROCYSBI may be approved for marketing in Canada in 2017; thus, we expect to expand operations in that country as well. We may encounter difficulties successfully managing remotely a substantially larger and internationally diverse organization and may encounter delays in commercialization if we are not successful in integrating our international operations. Challenges related to managing international operations may arise from staffing and managing foreign operations, reduced or varied protection for intellectual property rights in some countries, potential strain on our financial and managerial controls and reporting systems and procedures, diverse individual country regulatory and statutory laws, the costs of maintaining an international presence, in-country legal entities and related tax structures, fluctuations in currency exchanges and political and economic instability, including wars, terrorism and political unrest, boycotts, curtailment of trade and other business restrictions.

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

Sales of our products to government supported customers outside of the United States are likely to be subject to significant payment delays due to government funding and reimbursement practices, which will result in an increase in the length of time that we may have accounts receivable outstanding. In addition, many governments in Europe are facing significant liquidity shortages or  crises which may be exacerbated by the recent vote by the United Kingdom to withdraw from the EU. If government reimbursement for sales of our products in EEA countries is delayed or becomes unavailable, we may not be able to collect on amounts payable to us in reasonable time frames from such customers, which would cause our capital requirements to increase and would materially adversely affect our business, results of operations and financial condition.

Macroeconomic conditions could materially adversely affect our business, results of operations and financial condition.

Various macroeconomic factors, such as changes in inflation, interest rates, foreign currency exchange rates, government deficits and debt levels and overall business and economic conditions and uncertainties, including those resulting from conditions in the global financial markets or changes in political and/or public policy climate, could adversely affect our business, results of operations and financial condition. For example, if inflation or other factors were to significantly increase our business costs, it may not be feasible to increase the price of our current or any future products due to reimbursement procedures and other pricing controls and pressures. In addition, our sales of PROCYSBI on a “named patient basis” (sales in territories in which we have not received marketing authorization and may not promote, but may support product requests directly or through a distributor) are often in territories such as the Middle East or Latin America with national or regional funding that can be affected by changing processes, austerity measures and volatile geopolitical conditions.

In the recent past, the global financial crisis caused financing to be unavailable in many cases or caused the cost of financing to significantly increase. More recent disruptions in the financial markets related to the vote in the United Kingdom to withdraw from the EU, low levels of inflation, concerns of slowing economic growth in and reduced commodity trade with China, slow GDP growth in the United States and even lower growth rates in Europe, drops in commodity prices, especially the drop in crude oil prices, among other factors, and any similar future disruptions may increase uncertainty and decrease risk tolerance in the debt and equity markets, which may adversely affect our ability to access financing on favorable terms in the future, if at all. In addition, our suppliers, manufacturers and other third parties important to our business also may be negatively affected by such potential market dislocations and disruptions, and their businesses may be disrupted, which could materially adversely affect our business, results of operations and financial condition.

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

We are a multinational company headquartered in Novato, California with worldwide operations, including significant business operations in Europe.  In June 2016, a majority of voters in the United Kingdom elected to withdraw from the EU in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, and has given rise to calls for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.  Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal could depress economic activity and restrict our access to capital.  If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the EEA overall could be diminished or eliminated.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business. Despite the extensive measures we may take to secure data and our information technology systems, a determined hacker or other bad actor may still breach these security measures and our information technology systems, and we have experienced such breaches in the past. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our commercial sales of PROCYSBI in the United States, the EEA and any additional markets; the success of our efforts to commercialize QUINSAIR in Europe and Canada and any additional markets and our ability to successfully commercialize any future approved products; the scope and results of our research initiatives, preclinical testing and human clinical trials; regulatory approvals; the timing of events outside our direct control, such as competing technological and market developments, negotiations with third-party payors and potential strategic partners; and other factors. In addition, certain product programs may require collaborative agreements with corporate partners with greater financial and organizational resources than we have. For example, we plan to explore opportunities to strategically partner our RP103 clinical program in HD. Such agreements may require substantial time to complete and may not be available in the time frame desired or with acceptable financial terms, if at all. Any of these factors may significantly change the timing and amount of our cash requirements as they determine such one-time events as the receipt or payment of milestone-based and other payments.

If we fail to raise additional financing when needed, we may have to delay or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial, finance and administrative expenses to sustainable levels, which would have a material adverse effect on our business, results of operations and financial condition.

While we believe that, based on current operating plan assumptions, our cash and cash equivalents will be sufficient to fund operations into 2018, we may need to sell equity or debt securities to raise additional funds to support, among other things, our development and commercialization programs. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders, and newly issued securities may have rights, preferences and privileges senior to those of holders of our common stock. Additional financing may not be available on a timely basis, in amounts or on terms satisfactory to us, or at all. We may be unable to raise additional capital due to a variety of factors, including our financial condition, the status of our research and development programs, the status of regulatory reviews for marketing approvals, the success of the launch of QUINSAIR in Europe and Canada and the status of our ongoing commercialization activities for QUINSAIR and any future approved products, sales of PROCYSBI in existing and additional markets and the general condition of the financial markets and other factors beyond our control, including, but not limited to macro-economic conditions and investors’ tolerance for risks related to investments in biotechnology and biopharmaceutical companies that have not achieved cash self-sufficiency or profitability. If we fail to raise additional financing when needed, we may have to delay, partner, or terminate some or all of our research and development programs, scale back our operations and/or reduce our commercial and administrative expenses. If such actions are required, our business, results of operations and financial condition will be adversely affected, and the market value of our common stock will likely significantly decline.

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

The required payments of principal and interest on our indebtedness under the HC Royalty Loan Agreement and convertible senior notes may require a substantial portion, or all, of our available cash to be dedicated to the service of these debt obligations. Both the HC Royalty Loan Agreement and the convertible senior notes bear interest at an annual fixed rate of 8.0%. The HC Royalty Loan Agreement also bears a synthetic royalty based on our net revenues from PROCYSBI and other future-approved products in each calendar year. This royalty and the interest under the HC Royalty Loan Agreement and the convertible senior notes are payable quarterly. Principal payments under the HC Royalty Loan Agreement became due beginning in June 2015, and we have made  aggregate principal payments of $15.0 million to HC Royalty through June 2016. The convertible senior notes will mature on August 1, 2019, unless earlier converted, redeemed or repurchased.

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

Our common stock is quoted on The NASDAQ Global Select Market. The trading price of our common stock has been and may continue to be volatile. During the 52-week period ended June 30, 2016, our average daily trading volume was approximately 1,202,336 shares and the closing sales price per share of our common stock on The NASDAQ Global Select Market ranged from $15.79 to $3.22. Our operating performance, both financial and in the development and commercialization of approved products, significantly affects the market price of our common stock. A number of factors may affect the market price of our common stock, including:

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

RAPTOR PHARMACEUTICAL CORP.

Date: August 4, 2016	By:	/s/ Julie A. Smith
Julie A. Smith
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Michael P. Smith
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

101

The following materials from the Raptor Pharmaceutical Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes, tagged as blocks of text.

X

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.